Form 10-Q
period 1993-12-31
RAMSAY HEALTH CARE INC
filed 1994-02-11
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1993

                                       OR

/  /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ____________________to___________________

Commission file No. 0-13849

                            RAMSAY HEALTH CARE, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                           63-0857352
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification Number)

One Poydras Plaza
639 Loyola Avenue, Suite 1400
New Orleans, Louisiana                             70113
(Address of principal executive offices)           (Zip Code)

      Registrant's telephone number, including area code:  (504) 525-2505

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X          No
                                ---                ---

The number of shares of the Registrant's Common Stock outstanding at February 10, 1994 follows:

           Common Stock, par value $0.01 per share - 7,699,344 shares

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX


                                                                                      Page
                                                                                      ----
Part I.  FINANCIAL INFORMATION
     Item 1. Financial Statements
        Consolidated balance sheets - December 31, 1993 (unaudited)
           and June 30, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . .     1

        Consolidated statements of income - quarter  and six months ended
           December 31, 1993 (unaudited) and 1992 (unaudited)   . . . . . . . . . .     3

        Consolidated statements of cash flows - six months ended
          December 31, 1993 (unaudited) and 1992 (unaudited)  . . . . . . . . . . .     4

        Notes to consolidated financial statements - December 31, 1993
          (unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

     Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . .     7


Part II.  OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders  . . . . . . . . .     11

     Item 6. Exhibits and Current Reports on Form 8-K   . . . . . . . . . . . . . .     11

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12

                         PART I.  FINANCIAL INFORMATION

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                         DECEMBER 31          JUNE 30
                                                                             1993               1993
                                                                        ---------------    ---------------
                                                                         (UNAUDITED)
    ASSETS

CURRENT ASSETS
   Cash and short-term investments  . . . . . . . . . . . . .           $     6,751,000    $    10,682,000
   Restricted cash  . . . . . . . . . . . . . . . . . . . . .                 6,112,000                ---
   Patient accounts receivable, less allowances for doubtful
      accounts of $4,354,000 and $4,955,000 at
      December 31, 1993 and June 30, 1993, respectively . . .                25,404,000         26,696,000
   Amounts due from third-party contractual agencies  . . . .                 4,860,000          4,971,000
   Other accounts receivable  . . . . . . . . . . . . . . . .                 2,733,000          1,356,000
   Other current assets . . . . . . . . . . . . . . . . . . .                 2,261,000          3,385,000
                                                                        ---------------    ---------------
    TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . . . . .                48,121,000         47,090,000



OTHER ASSETS
   Cash held in trust . . . . . . . . . . . . . . . . . . . .                 2,345,000          2,611,000
   Restricted cash  . . . . . . . . . . . . . . . . . . . . .                 2,127,000                ---
   Cost in excess of net asset value of purchased businesses                 11,407,000          4,699,000
   Unamortized preopening and loan costs  . . . . . . . . . .                 3,636,000          3,664,000
   Real estate held for sale  . . . . . . . . . . . . . . . .                 1,150,000          1,150,000
   Other non-current assets . . . . . . . . . . . . . . . . .                 4,905,000          4,141,000
                                                                        ---------------    ---------------
                                                                             25,570,000         16,265,000


PROPERTY AND EQUIPMENT
   Land . . . . . . . . . . . . . . . . . . . . . . . . . . .                 9,509,000          9,995,000
   Building and improvements  . . . . . . . . . . . . . . . .               121,641,000        134,468,000
   Equipment, furniture and fixtures  . . . . . . . . . . . .                18,962,000         18,419,000
                                                                        ---------------    ---------------
                                                                            150,112,000        162,882,000
   Less accumulated depreciation  . . . . . . . . . . . . . .                35,600,000         35,867,000
                                                                        ---------------    ---------------
                                                                            114,512,000        127,015,000
                                                                        ---------------    ---------------


                                                                        $   188,203,000    $   190,370,000
                                                                        ===============    ===============





                See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                         DECEMBER 31          JUNE 30
                                                                             1993              1993
                                                                        --------------     --------------
                                                                         (UNAUDITED)
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .     $    2,642,000     $    4,790,000
   Accrued salaries and wages . . . . . . . . . . . . . . . . . . .          3,617,000          3,760,000
   Other accrued liabilities  . . . . . . . . . . . . . . . . . . .          2,408,000          1,467,000
   Amounts due to third-party contractual agencies  . . . . . . . .          7,210,000          6,114,000
   Current portion of long-term debt  . . . . . . . . . . . . . . .          8,050,000          7,148,000
                                                                        --------------     --------------
      TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . .         23,927,000         23,279,000

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . .          6,135,000          6,120,000

LIABILITIES FOR SELF-INSURANCE CLAIMS, less
   current portion  . . . . . . . . . . . . . . . . . . . . . . . .          1,519,000          2,419,000

LONG-TERM DEBT, less current portion  . . . . . . . . . . . . . . .         75,180,000         77,429,000

MINORITY INTERESTS  . . . . . . . . . . . . . . . . . . . . . . . .            970,000          1,126,000

STOCKHOLDERS' EQUITY
   Class A Convertible Preferred Stock, $1 par value--authorized
      800,000 shares; issued 313,500 shares; outstanding 22,910
      shares  . . . . . . . . . . . . . . . . . . . . . . . . . . .             23,000             23,000
   Class B Convertible Preferred Stock, Series C, $1 par value
      --authorized 152,321 shares; issued 142,486 shares
      (liquidation value of $7,244,000) including accrued
      dividends of $91,000 at December 31, 1993 . . . . . . . . . .            233,000            142,000
   Common Stock, $.01 par value--authorized 20,000,000
      shares; issued 8,092,761 shares at December 31, 1993 and
      8,087,926 shares at June 30, 1993 . . . . . . . . . . . . . .             81,000             81,000
   Additional paid-in capital . . . . . . . . . . . . . . . . . . .         99,692,000         99,847,000
   Retained earnings (deficit)  . . . . . . . . . . . . . . . . . .        (16,722,000)       (17,805,000)
   Treasury Stock, at cost--396,750 shares and 321,750
      shares at December 31, 1993 and June 30, 1993,
      respectively  . . . . . . . . . . . . . . . . . . . . . . . .         (2,835,000)        (2,291,000)
                                                                        --------------     --------------
                                                                            80,472,000         79,997,000
                                                                        --------------     --------------
                                                                        $  188,203,000     $  190,370,000
                                                                        ==============     ==============





                See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)


                                                                      QUARTER ENDED               SIX MONTHS ENDED
                                                                       DECEMBER 31                   DECEMBER 31
                                                              ---------------------------  ----------------------------
                                                                  1993             1992         1993            1992
                                                              ------------   ------------  -------------  -------------
                                                                               (RESTATED)                    (RESTATED)
                                                                             ------------                 -------------
NET REVENUES                                                  $ 32,561,000   $ 31,281,000  $  64,544,000  $  62,694,000

Operating Expenses:
   Salaries, wages and benefits . . . . . . . . . . . .         15,696,000     15,361,000     31,156,000     29,804,000
   Other operating expenses . . . . . . . . . . . . . .         10,232,000      9,200,000     19,550,000     19,037,000
   Provision for doubtful accounts  . . . . . . . . . .          1,313,000      2,198,000      3,028,000      4,063,000
   Depreciation and amortization  . . . . . . . . . . .          1,717,000      1,590,000      3,297,000      3,105,000
   Interest and other financing charges . . . . . . . .          2,226,000      2,388,000      4,502,000      4,737,000
   Loss from closure of hospital  . . . . . . . . . . .                ---            ---            ---      1,109,000
                                                              ------------   ------------  -------------  -------------
      TOTAL OPERATING EXPENSES  . . . . . . . . . . . .         31,184,000     30,737,000     61,533,000     61,855,000
                                                              ------------   ------------  -------------  -------------
INCOME BEFORE MINORITY INTERESTS, INCOME
   TAXES AND CUMULATIVE EFFECT  . . . . . . . . . . . .          1,377,000        544,000      3,011,000        839,000
Minority interests  . . . . . . . . . . . . . . . . . .            814,000            ---      1,604,000            ---
                                                              ------------   ------------  -------------  -------------
INCOME BEFORE INCOME TAXES AND
   CUMULATIVE EFFECT  . . . . . . . . . . . . . . . . .            563,000        544,000      1,407,000        839,000
Provision for income taxes  . . . . . . . . . . . . . .             88,000         77,000        324,000        123,000
                                                              ------------   ------------  -------------  -------------
      INCOME BEFORE CUMULATIVE EFFECT . . . . . . . . .            475,000        467,000      1,083,000        716,000
Cumulative effect of change in accounting for
   income taxes . . . . . . . . . . . . . . . . . . . .                ---            ---            ---      2,353,000
                                                              ------------   ------------  -------------  -------------
      NET INCOME  . . . . . . . . . . . . . . . . . . .       $    475,000   $    467,000  $   1,083,000  $   3,069,000
                                                              ============   ============  =============  =============

Income per common and dilutive common equivalent share:
   Primary:
      Before cumulative effect  . . . . . . . . . . . .              $0.05          $0.06          $0.11          $0.09
      Cumulative effect . . . . . . . . . . . . . . . .                ---            ---            ---           0.30
                                                              ------------   ------------  -------------  -------------
                                                                     $0.05          $0.06          $0.11          $0.39
                                                              ============   ============  =============  =============
   Fully diluted:
      Before cumulative effect  . . . . . . . . . . . .              $0.05          $0.06          $0.11          $0.09
      Cumulative effect . . . . . . . . . . . . . . . .                ---            ---            ---           0.30
                                                              ------------   ------------  -------------  -------------
                                                                     $0.05          $0.06          $0.11          $0.39
                                                              ============   ============  =============  =============

Weighted average number of shares outstanding:
   Primary  . . . . . . . . . . . . . . . . . . . . . .          9,672,000      7,885,000      9,659,000      7,889,000
   Fully diluted  . . . . . . . . . . . . . . . . . . .          9,672,000      7,885,000      9,714,000      7,889,000





                See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                           SIX MONTHS ENDED DECEMBER 31
                                                                        ---------------------------------
                                                                             1993               1992
                                                                        --------------     --------------
                                                                                             (RESTATED)
Cash Flows from Operating Activities
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    1,083,000     $    3,069,000
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Cumulative effect of change in accounting for income taxes                      ---         (2,353,000)
   Depreciation and amortization  . . . . . . . . . . . . . . . .            3,713,000          3,333,000
   Provision for deferred income taxes  . . . . . . . . . . . . .               47,000             (1,000)
   Provision for doubtful accounts  . . . . . . . . . . . . . . .            3,028,000          4,063,000
   Minority interests . . . . . . . . . . . . . . . . . . . . . .             (156,000)               ---
   Cash flows from (increase) decrease in operating assets:
      Accounts receivable . . . . . . . . . . . . . . . . . . . .           (1,563,000)        (2,051,000)
      Other current assets  . . . . . . . . . . . . . . . . . . .               12,000          1,340,000
      Other non-current assets  . . . . . . . . . . . . . . . . .             (314,000)          (285,000)
   Cash flows from increase (decrease) in operating liabilities:
      Accounts payable  . . . . . . . . . . . . . . . . . . . . .           (2,368,000)        (1,214,000)
      Accrued salaries, wages and other liabilities . . . . . . .              264,000           (543,000)
      Unpaid self-insurance claims  . . . . . . . . . . . . . . .             (948,000)          (628,000)
      Amounts due to third-party contractual agencies . . . . . .            1,096,000         (1,020,000)
                                                                        --------------     --------------
         Total adjustments  . . . . . . . . . . . . . . . . . . .            2,811,000            641,000
                                                                        --------------     --------------
            Net cash provided by operating activities . . . . . .            3,894,000          3,710,000
                                                                        --------------     --------------
Cash Flows from Investing Activities
   Proceeds from sale of facility . . . . . . . . . . . . . . . .           11,950,000
   Acquisition of Florida Psychiatric Management, Inc.  . . . . .           (4,207,000)              ---
   Expenditures for property and equipment  . . . . . . . . . . .           (2,359,000)        (3,293,000)
   Preopening costs . . . . . . . . . . . . . . . . . . . . . . .             (570,000)          (843,000)
                                                                        --------------     --------------
            Net cash provided by (used in) investing activities              4,814,000         (4,136,000)
                                                                        --------------     --------------
Cash Flows from Financing Activities
   Loan costs . . . . . . . . . . . . . . . . . . . . . . . . . .             (211,000)          (129,000)
   Proceeds from sale/leaseback of equipment  . . . . . . . . . .                  ---          1,857,000
   Proceeds from exercise of options and warrants . . . . . . . .               27,000                ---
   Payments on debt . . . . . . . . . . . . . . . . . . . . . . .           (3,847,000)          (901,000)
   Payment of preferred stock dividends . . . . . . . . . . . . .              (91,000)           (38,000)
   Purchase of treasury stock . . . . . . . . . . . . . . . . . .             (544,000)          (179,000)
   Restricted cash  . . . . . . . . . . . . . . . . . . . . . . .           (8,239,000)               ---
   Cash held in trust . . . . . . . . . . . . . . . . . . . . . .              266,000            126,000
                                                                        --------------     --------------
            Net cash used in financing activities . . . . . . . .          (12,639,000)           736,000
                                                                        --------------     --------------
Net increase in cash and cash equivalents . . . . . . . . . . . .           (3,931,000)           310,000
Cash and cash equivalents at beginning of period  . . . . . . . .           10,682,000          8,628,000
                                                                        --------------     --------------
Cash and cash equivalents at end of period  . . . . . . . . . . .       $    6,751,000     $    8,938,000
                                                                        ==============     ==============

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
   Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    3,703,000     $    4,104,000
   Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .              140,000            652,000

                See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               DECEMBER 31, 1993

NOTE 1

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter ended December 31, 1993 are not necessary indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

NOTE 2

         At December 31, 1993, the Company's credit facilities included $50.9 million in senior secured notes, approximately $27.5 million in letters of credit (to support the Company's variable rate revenue bonds), $3.0 million in subordinated secured notes and $4.0 million in a working capital facility. The senior secured notes bear interest at 11.6% and are due in semi-annual installments that began on March 31, 1993 and end on March 31, 2000. The subordinated secured notes bear interest at 15.6% and are due in semi-annual installments beginning March 31, 1994 and ending on March 31, 2000. Amounts outstanding under the working capital facility bear interest at a variable rate. There were no amounts outstanding under the working capital facility at June 30, 1993 or December 31, 1993. As part of the acquisition of Florida Psychiatric Management, Inc. (FPM), a managed mental health company, the Company issued an aggregate of $2.5 million of three-year 7% debentures, secured by shares of FPM. Restricted cash in the accompanying balance sheet represents amounts from the sale of Cumberland Hospital that are held in trust for the repayment of the senior secured notes. The Company has pledged as collateral substantially all of its real property, plus restricted cash.

The Company's long-term debt is as follows:

                                                                           DECEMBER 31         JUNE 30
                                                                              1993               1993
                                                                          ------------       ------------
11.6% Senior secured notes due March 31, 2000 . . . . . . . . .         $   50,850,000     $   53,675,000
Variable rate revenue bonds through 2015  . . . . . . . . . . .             25,300,000         26,200,000
15.6% Subordinated secured notes due March 31, 2000 . . . . . .              3,000,000          3,000,000
7% three-year debentures  . . . . . . . . . . . . . . . . . . .              2,500,000                ---
Capital lease obligation  . . . . . . . . . . . . . . . . . . .              1,514,000          1,700,000
Secured notes payable . . . . . . . . . . . . . . . . . . . . .                 66,000              2,000
                                                                          ------------       ------------
                                                                            83,230,000         84,577,000
Less amounts due within one year  . . . . . . . . . . . . . . .              8,050,000          7,148,000
                                                                          ------------       ------------
                                                                        $   75,180,000     $   77,429,000
                                                                          ============       ============

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) - (CONTINUED)


 NOTE 3

         The provision for income taxes included in the consolidated statements of income differs from the amounts computed by applying the normal statutory rates to income before income taxes because such provision includes amounts deducted for financial reporting purposes that are not allowable deductions for federal and state income tax purposes and amounts for state income taxes applicable to profitable subsidiaries which do not utilize the operating losses generated by unprofitable subsidiaries to offset taxable income. At December 31, 1993, the Company has estimated operating loss carryforwards available to reduce future taxable income of approximately $19.0 million subject to significant annual limitations pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

NOTE 4

         During the fourth quarter of fiscal 1993, effective July 1, 1992, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". As permitted under the new rules, the previously presented quarterly results for fiscal year 1993 have been restated. The cumulative effect of adopting FASB Statement No. 109 was to increase net income by $2.4 million in the six month period ended December 31, 1992.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

         The psychiatric health care industry continues to experience intense pressure from governmental and private reimbursement sources to shorten patients' lengths of stay and otherwise to reduce the cost of delivery of psychiatric health care services. While the Company is expanding its services through outpatient, partial hospitalization and freestanding day hospitals, it expects these pressures to continue to impact psychiatric health care providers' revenues and net income.

         The Company is now firmly focused on developing its outpatient business, both alongside the inpatient facilities in a further expansion of the continuum of care, and in freestanding outpatient centers. This expansion may include the acquisition and creation of multi-specialty practices in geographic markets which the Company considers to be important.

         In August 1993, the Company sold its Cumberland Hospital in Fayetteville, North Carolina, with net cash proceeds of approximately $12.0 million. Proceeds from this sale have been earmarked for repayment of the senior secured notes. A provision for loss on this transaction of approximately $3.6 million had been recorded as of June 30, 1993.

         On October 29, 1993, the Company purchased Florida Psychiatric Management, Inc., (FPM) a managed mental health company for $6.5 million in cash and debentures, plus contingent consideration based on the attainment of certain earnings and revenue levels over the ensuing two years.

         On February 10, 1994, the Company sold its Atlantic Shores Hospital in Daytona Beach, Florida for $4.8 million. The Company did not recognize a loss
on the sale.   The net proceeds from the sale were used to redeem the variable rate revenue bond associated with that facility.

LIQUIDITY

CURRENT STATUS

         The Company's credit facilities include $50.9 million in senior secured notes, approximately $27.5 million in letters of credit, $3.0 million in subordinated secured notes and $4.0 million in a working capital facility. The senior secured notes bear interest of 11.6% and are due in semi-annual installments that began on March 31, 1993 and end on March 31, 2000. The subordinated secured notes bear interest at 15.6% and are due in semi-annual installments beginning March 31, 1994 and ending March 31, 2000. Amounts outstanding under the working capital facility bear interest at a variable rate. There were no amounts outstanding under the working capital facility at December 31, 1993. The Company also issued an aggregate of $2.5 million of 7% three year debentures as part of the acquisition of FPM. At December 31, 1993, restricted cash included $8.2 million held in trust for repayment of the senior secured notes, of which $6.1 million is classified as a current asset.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

CASH REQUIREMENTS

         The Company's primary cash requirements relate to its normal operating and debt service expenses, routine capital improvements at its facilities and the specific development projects outlined below.

DEVELOPMENT PROJECTS

         The Company's specific development projects include the expansion of its outpatient and partial hospitalization programs (including possible acquisitions of physician and other outpatient practices), its subacute ventures and ongoing discussions with university-affiliated hospitals with a view toward establishing psychiatric care facilities in association with these universities. In addition, on October 29, 1993, the Company purchased FPM, a managed mental health company, for $4.0 million in cash, $2.5 million in 3-year debentures, plus contingent consideration based on the achievement of certain earnings and revenue levels (such consideration not to exceed $2 million). The Company may utilize this acquisition as a base for future expansion into the managed mental health field. On the basis of its historical experience and projected cash needs, the Company believes that its existing $4.0 million working capital facility, together with internally generated funds from operations, will be sufficient to fund its current cash requirements and development projects. Over the long-term, the Company believes that its internally generated funds from operations and its working capital facility will be sufficient to fund its identifiable working capital, development and other cash needs. (See Note 2 to Consolidated Financial Statements).

FINANCIAL CONDITION

         In August 1993, the Company sold its Cumberland Hospital to Cape Fear Valley Medical Center, with net cash proceeds of approximately $12.0 million. The proceeds from this sale are earmarked for the payment of debt.

         On June 30, 1993, the interests in the Company controlled by Paul J. Ramsay, the Company's chairman, were recapitalized. The Company issued 142,486 shares of Class B Preferred Stock, Series C (the "Series C Preferred Stock") in exchange for all outstanding shares of the Company's Class B Convertible Preferred Stock, Series 1987, the Company's $2 million 16.1% Subordinated Promissory Note and $500,000 in cash.

         On October 29, 1993, the Company purchased the assets of Florida Psychiatric Management, Inc. for $6.5 million, which included a cash payment of $4.0 million and the issuance of an aggregate of $2.5 million of three-year 7% debentures. Approximately $6.7 million of cost in excess of net asset value of purchased businesses was recorded as a result of the transaction.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

         The following table sets forth, for the period indicated, certain items of the Company's Consolidated Statements of Income as a percentage of the Company's net revenues. The discussion which follows should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained elsewhere herein.

                                                                      PERCENTAGE OF NET REVENUES
                                                                QUARTER ENDED           SIX MONTHS ENDED
                                                                 DECEMBER 31              DECEMBER 31
                                                                 -----------              -----------
                                                              1993         1992        1993         1992
                                                              ----         ----        ----         ----
         Net revenues                                        100.0   %    100.0   %   100.0    %   100.0   %
                                                             -----        -----       -----        -----
         Operating expenses:
            Salaries, wages and benefits                      48.2         49.1        48.3         47.5
            Other operating expenses                          31.4         29.4        30.3         30.4
            Provision for doubtful accounts                    4.0          7.0         4.7          6.5
            Depreciation and amortization                      5.3          5.1         5.1          5.0
            Interest and other financing charges               6.8          7.6         7.0          7.5
            Loss from closure of hospital                      ---          ---         ---          1.8
         Total operating expenses                             95.7         98.2        95.4         98.7
                                                             -----        -----       -----        -----
         Income before minority interests,
            income taxes and cumulative effect                 4.3   %      1.8   %     4.6    %     1.3   %
                                                             =====        =====       =====        =====
         Net income                                            1.5   %      1.5   %     1.7    %     4.9   %
                                                             =====        =====       =====        =====

         Net revenues were $32.6 million and $64.6 million for the quarter and six months ended December 31, 1993, respectively, compared to $31.3 million and $62.7 million for the comparable prior year periods. Net outpatient revenues increased approximately 62% over both the prior year periods to $4.5 million and $8.0 million for the quarter and six months ended December 31, 1993, respectively, offsetting declines in inpatient revenues of 5% and 7%, respectively, from the prior year quarterly and six month levels. Net outpatient revenues comprised 17% and 15% of total net revenues for the quarter and six months ended December 31, 1993, respectively, compared to 10% and 9%, respectively, for the prior year periods. Same store admissions increased 1% and 5% over the prior year quarter and six month levels while inpatient average length of stay declined to 17.3 days for the six months ended December 31, 1993. A contractual adjustment benefit of approximately $1.3 million was recognized in the six month period ended December 31, 1992 to reflect the combined effects of intermediary audits and the routine evaluation of prior year estimated settlements. There can be no assurances that any future adjustments will be favorable or of a comparable magnitude.

         Salaries, wages and benefits and other operating expenses were 79.6% and 78.6% of net revenues for the quarter and six months ended December 31, 1993, respectively, compared to 78.5% and 77.9% for the comparable prior year periods. Current year increases are in the 4-5% range over the prior year, which is not unreasonable in the current health care environment.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


         The provision for doubtful accounts was 4.0% and 4.7% of net revenues for the quarter and six months ended December 31, 1993, respectively, as compared to 7.0% and 6.5% during the same periods in 1992. The decrease reflects the shift in payor base towards more Medicaid, fixed rate, negotiated rate and cost based contracts.

         Depreciation and amortization was 5.3% and 5.1% of net revenues for the quarter and six months ended December 31, 1993, respectively, as compared to 5.1% and 5.0% for the same periods in 1992. The increase relates primarily to amortization of the preopening costs of the facility opened in January 1993.

         Interest expense decreased from 7.6% of net revenues for the quarter ended December 31, 1992 to 6.8% of net revenues for the comparable 1993 quarter. The decrease is attributable to reduced levels of debt during the December 1993 quarter.

         At December 31, 1993, the Company has estimated net operating loss carryforwards available to reduce future taxable income of approximately $19.0 million subject to significant annual limitations pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on November 9, 1993. At that meeting, the Ramsay Health Care, Inc. 1993 Stock Option Plan was approved by the stockholders by a vote of 4,881,427 votes in favor, 435,034 votes against, 19,919 votes abstaining and 3,826,156 broker non-votes. The Ramsay Health Care, Inc. 1993 Employee Stock Purchase Plan was approved by the stockholders by a vote of 5,269,454 votes in favor, 52,952 votes against, -0-votes abstaining and 3,840,130 broker non-votes. In addition, the Board of Directors' selection of Ernst & Young as the Company's independent auditors for the fiscal year ended June 30, 1994 was ratified by a vote of 7,147,481 in favor, 10,619 against, 12,385 abstaining and 1,992,051 broker non-votes.

         The affirmative vote of a majority of the shares of Company common stock represented and voting at the meeting was required for approval.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are as follows:

                 Exhibit 2 Asset Purchase Agreement between Halifax Hospital Medical Center and Atlantic Treatment Center, Inc.*

                 Exhibit 10(a) Ramsay Health Care, Inc. 1993 Stock Option Plan

                 Exhibit 10(b) Ramsay Health Care, Inc. 1993 Employee Stock
                               Purchase Plan

                 Exhibit 11    Computation of net income per share

         (b)     Current Reports on Form 8-K

                 There were no Current Reports on Form 8-K filed with the Commission during the quarter ended December 31, 1993.

                 * This Agreement included certain schedules referred to on page (iii) of the Agreement which schedules have been omitted. The Registrant hereby undertakes to furnish supplementally a copy of such omitted schedules to the Securities and Exchange Commission upon request.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       RAMSAY HEALTH CARE, INC.
                                       Registrant



                                       /s/ Jack V. Eumont, Jr.
                                       ___________________________
                                       Jack V. Eumont, Jr.
                                       Vice President and
                                       Chief Financial Officer


Date:  February 11, 1994