Form 10-Q
period 1994-03-31
RAMSAY HEALTH CARE INC
filed 1994-05-13
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

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

     One Poydras Plaza
     639 Loyola Avenue, Suite 1700
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

                          Yes    X          No

The number of shares of the Registrant's Common Stock outstanding at May 10, 1994 follows:

          Common Stock, par value $0.01 per share - 7,779,509 shares

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX


                                                                                                       Page
                                                                                                       ----
Part I.  FINANCIAL INFORMATION
     Item 1. Financial Statements
        Consolidated balance sheets - March 31, 1994 (unaudited)
           and June 30, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1

        Consolidated statements of income - quarter  and nine months ended
           March 31, 1994 (unaudited) and 1993 (unaudited)  . . . . . . . . . . . . . . . . . .          3

        Consolidated statements of cash flows - nine months ended
          March 31, 1994 (unaudited) and 1993 (unaudited)   . . . . . . . . . . . . . . . . . .          4

        Notes to consolidated financial statements - March 31, 1994
          (unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5

     Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7


Part II.  OTHER INFORMATION

     Item 6. Exhibits and Current Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . .         11

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12

                         PART I.  FINANCIAL INFORMATION

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                           MARCH 31           JUNE 30
                                                                             1994               1993
                                                                       ---------------     ---------------
                                                                         (UNAUDITED)
    ASSETS

CURRENT ASSETS
   Cash and short-term investments  . . . . . . . . . . . . .           $     4,538,000    $    10,682,000
   Restricted cash  . . . . . . . . . . . . . . . . . . . . .                 5,271,000                ---
   Patient accounts receivable, less allowances for
      doubtful accounts of $3,423,000 and $4,955,000 at
      March 31, 1994 and June 30, 1993, respectively  . . . .                25,084,000         26,696,000
   Amounts due from third-party contractual agencies  . . . .                 8,011,000          4,971,000
   Other accounts receivable  . . . . . . . . . . . . . . . .                 2,718,000          1,356,000
   Other current assets . . . . . . . . . . . . . . . . . . .                 1,984,000          3,385,000
                                                                            -----------        -----------
    TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . . . . .                47,606,000         47,090,000



OTHER ASSETS
   Cash held in trust . . . . . . . . . . . . . . . . . . . .                 1,813,000          2,611,000
   Cost in excess of net asset value of purchased
      businesses  . . . . . . . . . . . . . . . . . . . . . .                12,197,000          4,699,000
   Unamortized preopening and loan costs  . . . . . . . . . .                 3,669,000          3,664,000
   Real estate held for sale  . . . . . . . . . . . . . . . .                 1,150,000          1,150,000
   Other non-current assets . . . . . . . . . . . . . . . . .                 5,309,000          4,141,000
                                                                            -----------        -----------
                                                                             24,138,000         16,265,000



PROPERTY AND EQUIPMENT
   Land . . . . . . . . . . . . . . . . . . . . . . . . . . .                 9,009,000          9,995,000
   Building and improvements  . . . . . . . . . . . . . . . .               118,366,000        134,468,000
   Equipment, furniture and fixtures  . . . . . . . . . . . .                19,444,000         18,419,000
                                                                           ------------       ------------
                                                                            146,819,000        162,882,000
   Less accumulated depreciation  . . . . . . . . . . . . . .                36,032,000         35,867,000
                                                                           ------------       ------------
                                                                            110,787,000        127,015,000
                                                                           ------------       ------------




                                                                        $   182,531,000    $   190,370,000
                                                                            ===========        ===========



                See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                           MARCH 31             JUNE 30
                                                                             1994                1993
                                                                        --------------     --------------
                                                                         (UNAUDITED)
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable . . . . . . . . . . . . . . . . . . . . .           $    2,904,000     $    4,790,000
   Accrued salaries and wages . . . . . . . . . . . . . . . .                3,283,000          3,760,000
   Other accrued liabilities  . . . . . . . . . . . . . . . .                3,242,000          1,467,000
   Amounts due to third-party contractual agencies  . . . . .                5,956,000          6,114,000
   Current portion of long-term debt  . . . . . . . . . . . .                9,042,000          7,148,000
                                                                           -----------         ----------
      TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . .               24,427,000         23,279,000

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . .                5,460,000          6,120,000

LIABILITIES FOR SELF-INSURANCE CLAIMS, less
   current portion  . . . . . . . . . . . . . . . . . . . . .                1,646,000          2,419,000

LONG-TERM DEBT, less current portion  . . . . . . . . . . . .               67,165,000         77,429,000

MINORITY INTERESTS  . . . . . . . . . . . . . . . . . . . . .                2,377,000          1,126,000

STOCKHOLDERS' EQUITY
   Class A Convertible Preferred Stock, $1 par value --
      authorized 800,000 shares; issued 313,500 shares;
      outstanding 22,910 shares   . . . . . . . . . . . . . .                   23,000             23,000
   Class B Convertible Preferred Stock, Series C, $1 par
      value -- authorized 152,321 shares; issued 142,486
      shares (liquidation value of $7,244,000) including
      accrued dividends of $91,000 at March 31, 1994  . . . .                  233,000            142,000
   Common Stock, $.01 par value--authorized 20,000,000
      shares; issued 8,173,259 shares at March 31, 1994
      and 8,087,926 shares at June 30, 1993 . . . . . . . . .                   82,000             81,000
   Additional paid-in capital . . . . . . . . . . . . . . . .              100,008,000         99,847,000
   Retained earnings (deficit)  . . . . . . . . . . . . . . .              (16,055,000)       (17,805,000)
   Treasury Stock, at cost--396,750 shares and 321,750
      shares at March 31, 1994 and June 30, 1993,
      respectively  . . . . . . . . . . . . . . . . . . . . .               (2,835,000)        (2,291,000)
                                                                          -------------       ------------
                                                                            81,456,000         79,997,000
                                                                          -------------       ------------
                                                                        $  182,531,000     $  190,370,000
                                                                           ============       ============



                See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                                      Quarter Ended              Nine Months Ended
                                                                         March 31                     March 31
                                                                         --------                     --------
                                                                  1994             1993         1994            1993
                                                                  ----             ----         ----            ----
                                                                                (Restated)                   (Restated)
                                                                                ----------                   ----------
NET REVENUES                                                  $36,179,000     $35,827,000  $100,723,000   $  98,521,000

Operating Expenses:
   Salaries, wages and benefits . . . . . . . . . . . .        16,468,000      16,518,000    47,624,000      46,323,000
   Other operating expenses . . . . . . . . . . . . . .        11,608,000      10,537,000    31,158,000      29,574,000
   Provision for doubtful accounts  . . . . . . . . . .         1,632,000       2,461,000     4,660,000       6,524,000
   Depreciation and amortization  . . . . . . . . . . .         1,714,000       1,744,000     5,011,000       4,849,000
   Interest and other financing charges . . . . . . . .         2,090,000       2,400,000     6,592,000       7,137,000
   Loss on closure of facility  . . . . . . . . . . . .               ---            ---            ---       1,109,000
                                                               -----------     ----------   ------------     ----------
      TOTAL OPERATING EXPENSES  . . . . . . . . . . . .        33,512,000      33,660,000    95,045,000      95,516,000
                                                               -----------     ----------   ------------     ----------
INCOME BEFORE MINORITY INTERESTS, INCOME
   TAXES, CUMULATIVE EFFECT AND
   EXTRAORDINARY ITEM . . . . . . . . . . . . . . . . .         2,667,000       2,167,000     5,678,000       3,005,000
Minority interests  . . . . . . . . . . . . . . . . . .         1,504,000             ---     3,108,000             ---
                                                               -----------     ----------   ------------     ----------
INCOME BEFORE INCOME TAXES, CUMULATIVE
   EFFECT AND EXTRAORDINARY ITEM  . . . . . . . . . . .         1,163,000       2,167,000     2,570,000       3,005,000
Provision for income taxes  . . . . . . . . . . . . . .           341,000         402,000       665,000         525,000
                                                               -----------     ----------   ------------     ----------
INCOME BEFORE CUMULATIVE EFFECT AND
   EXTRAORDINARY ITEM . . . . . . . . . . . . . . . . .           822,000       1,765,000     1,905,000       2,480,000
Cumulative effect of change in accounting for
   income taxes . . . . . . . . . . . . . . . . . . . .               ---             ---           ---       2,353,000
                                                               -----------     ----------   ------------     ----------
INCOME BEFORE EXTRAORDINARY ITEM  . . . . . . . . . . .           822,000       1,765,000     1,905,000       4,833,000
Loss from early extinguishment of debt, net of
   applicable income taxes  . . . . . . . . . . . . . .          (155,000)            ---      (155,000)            ---
                                                               -----------     ----------   ------------     ----------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . .       $   667,000     $ 1,765,000  $  1,750,000   $   4,833,000
                                                               ===========     ==========   ============     ==========

Income per common and dilutive common equivalent
   share:
   Primary:
      Before cumulative effect and extraordinary
        item  . . . . . . . . . . . . . . . . . . . . .            $ 0.09          $ 0.23        $ 0.20          $ 0.32
      Cumulative effect . . . . . . . . . . . . . . . .               ---             ---           ---            0.30
    Extraordinary item  . . . . . . . . . . . . . . . .             (0.02)            ---         (0.02)            ---
                                                                    ------         ------         ------         ------
                                                                   $ 0.07          $ 0.23        $ 0.18          $ 0.62
                                                                    =====           =====         ======          =====
   Fully diluted:
      Before cumulative effect and extraordinary
        item  . . . . . . . . . . . . . . . . . . . . .            $ 0.09          $ 0.23        $ 0.20          $ 0.32
      Cumulative effect . . . . . . . . . . . . . . . .               ---             ---           ---            0.30
    Extraordinary item  . . . . . . . . . . . . . . . .             (0.02)            ---         (0.02)            ---
                                                                    ------         ------         ------         ------
                                                                   $ 0.07          $ 0.23        $ 0.18          $ 0.62
                                                                    =====           =====         ======          =====
Weighted average number of shares outstanding:
   Primary  . . . . . . . . . . . . . . . . . . . . . .         9,661,000       7,864,000     9,660,000       7,881,000
   Fully diluted  . . . . . . . . . . . . . . . . . . .         9,661,000       7,864,000     9,692,000       7,881,000





                See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                            NINE MONTHS ENDED MARCH 31
                                                                            --------------------------
                                                                              1994               1993
                                                                              ----               ----
                                                                                               (RESTATED)
Cash Flows from Operating Activities
Net Income  . . . . . . . . . . . . . . . . . . . . . . . .             $    1,750,000     $    4,833,000
                                                                          -------------       ------------
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Cumulative effect of change in accounting for
    income taxes  . . . . . . . . . . . . . . . . . . . . .                        ---         (2,353,000)
   Write-off of deferred loan costs . . . . . . . . . . . .                    258,000                ---
   Gain on sales of facilities  . . . . . . . . . . . . . .                   (264,000)               ---
   Depreciation and amortization  . . . . . . . . . . . . .                  5,625,000          5,229,000
   Provision for doubtful accounts  . . . . . . . . . . . .                  4,660,000          6,524,000
   Provision for deferred income taxes  . . . . . . . . . .                   (660,000)           251,000
   Minority interests . . . . . . . . . . . . . . . . . . .                  1,251,000                ---
   Cash flows from (increase) decrease in operating
      assets:
      Accounts receivable . . . . . . . . . . . . . . . . .                 (3,048,000)        (7,912,000)
      Other current assets  . . . . . . . . . . . . . . . .                 (3,001,000)         3,584,000
      Other non-current assets  . . . . . . . . . . . . . .                 (1,168,000)          (437,000)
   Cash flows from increase (decrease) in operating
      liabilities:
      Accounts payable  . . . . . . . . . . . . . . . . . .                 (1,886,000)            22,000
      Accrued salaries, wages and other liabilities . . . .                  1,298,000            532,000
      Unpaid self-insurance claims  . . . . . . . . . . . .                   (773,000)          (632,000)
      Amounts due to third-party contractual agencies . . .                   (158,000)          (443,000)
                                                                          -------------       ------------
         Total adjustments  . . . . . . . . . . . . . . . .                  2,134,000          4,365,000
                                                                          -------------       ------------
            Net cash provided by operating activities . . .                  3,884,000          9,198,000
                                                                          -------------       ------------
Cash Flows from Investing Activities
   Proceeds from sales of facilities  . . . . . . . . . . .                 16,195,000                ---
   Acquisition of Florida Psychiatric Management, Inc.  . .                 (4,207,000)               ---
   Acquisition of South Texas Rehabilitation Center . . . .                   (700,000)               ---
   Expenditures for property and equipment  . . . . . . . .                 (3,754,000)        (4,519,000)
   Preopening costs . . . . . . . . . . . . . . . . . . . .                 (1,217,000)        (1,084,000)
                                                                          -------------       ------------
            Net cash provided by (used in) investing
              activities  . . . . . . . . . . . . . . . . .                  6,317,000         (5,603,000)
                                                                          -------------       ------------
Cash Flows from Financing Activities
   Loan costs . . . . . . . . . . . . . . . . . . . . . . .                   (211,000)          (327,000)
   Proceeds from sale/leaseback of equipment  . . . . . . .                        ---          1,857,000
   Proceeds from exercise of options and warrants . . . . .                    437,000                ---
   Payments on debt . . . . . . . . . . . . . . . . . . . .                (11,370,000)        (3,812,000)
   Payment of preferred stock dividends . . . . . . . . . .                   (184,000)           (75,000)
   Purchase of treasury stock . . . . . . . . . . . . . . .                   (544,000)          (309,000)
   Restricted cash  . . . . . . . . . . . . . . . . . . . .                 (5,271,000)               ---
   Cash held in trust . . . . . . . . . . . . . . . . . . .                    798,000            (26,000)
                                                                          -------------       ------------
            Net cash used in financing activities . . . . .                (16,345,000)        (2,692,000)
                                                                          -------------       ------------
Net increase (decrease) in cash and cash equivalents  . . .                 (6,144,000)           903,000
Cash and cash equivalents at beginning of period  . . . . .                 10,682,000          8,628,000
                                                                          -------------       ------------
Cash and cash equivalents at end of period  . . . . . . . .             $    4,538,000     $    9,531,000
                                                                          ============        ===========

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
   Interest . . . . . . . . . . . . . . . . . . . . . . . .             $    6,597,000     $    8,281,000
   Income taxes . . . . . . . . . . . . . . . . . . . . . .                    240,000            903,000


                See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1994

NOTE 1

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

NOTE 2

         At March 31, 1994, the Company's credit facilities included $48.0 million in senior secured notes, approximately $22.0 million in letters of credit (to support the Company's variable rate revenue bonds), $2.8 million in subordinated secured notes and $4.0 million in a working capital facility. The senior secured notes bear interest at 11.6% and are due in semi-annual installments that began on March 31, 1993 and end on March 31, 2000. The subordinated secured notes bear interest at 15.6% and are due in semi-annual installments that began on March 31, 1994 and end on March 31, 2000. Amounts outstanding under the working capital facility bear interest at a variable rate. There were no amounts outstanding under the working capital facility at June 30, 1993 or March 31, 1994. Proceeds from the sale of Atlantic Shores Hospital on February 10, 1994 were used to redeem the outstanding balance of $4.3 million on the variable rate revenue bonds associated with that facility. As part of the acquisition of Florida Psychiatric Management, Inc. (FPM), a managed mental health company, the Company issued an aggregate of $2.5 million of three-year 7% debentures, secured by shares of FPM. Restricted cash in the accompanying balance sheet represents amounts from the sale of Cumberland Hospital in August 1993 that are held in trust for the repayment of the senior secured and subordinated secured notes. The Company has pledged as collateral substantially all of its real property, plus restricted cash.

The Company's long-term debt is as follows:

                                                                             MARCH 31           JUNE 30
                                                                               1994               1993
                                                                               ----               ----
11.6% Senior secured notes due March 31, 2000 . . . . . . . . .         $   48,025,000     $   53,675,000
Variable rate revenue bonds through 2015  . . . . . . . . . . .             21,000,000         26,200,000
15.6% Subordinated secured notes due March 31, 2000 . . . . . .              2,769,000          3,000,000
7% three-year debentures  . . . . . . . . . . . . . . . . . . .              2,500,000                ---
Capital lease obligation  . . . . . . . . . . . . . . . . . . .              1,413,000          1,700,000
Secured notes payable . . . . . . . . . . . . . . . . . . . . .                500,000              2,000
                                                                           -----------        -----------
                                                                            76,207,000         84,577,000
Less amounts due within one year  . . . . . . . . . . . . . . .              9,042,000          7,148,000
                                                                           -----------        -----------
                                                                        $   67,165,000     $   77,429,000
                                                                           ===========        ===========

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) - (CONTINUED)


 NOTE 3

         The provision for income taxes included in the consolidated statements of income differs from the amounts computed by applying the normal statutory rates to income before income taxes because such provision includes amounts deducted for financial reporting purposes that are not allowable deductions for federal and state income tax purposes and amounts for state income taxes applicable to profitable subsidiaries which do not utilize the operating losses generated by unprofitable subsidiaries to offset taxable income. At March 31, 1994, the Company has estimated operating loss carryforwards available to reduce future taxable income of approximately $18.0 million subject to significant annual limitations pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

NOTE 4

         During the fourth quarter of fiscal 1993, effective July 1, 1992, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". As permitted under the new rules, the previously presented quarterly results for fiscal year 1993 have been restated. The cumulative effect of adopting FASB Statement No. 109 was to increase net income by $2.4 million in the nine month period ended March 31, 1993.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

         The psychiatric health care industry continues to experience intense pressure from governmental and private reimbursement sources to shorten patients' lengths of stay and otherwise to reduce the cost of delivery of psychiatric health care services. While the Company is expanding its services through outpatient programs and partial hospitalization treatment at inpatient facilities, it expects these pressures to continue to impact psychiatric health care providers' revenues and net income.

         The Company is now firmly focused on developing its outpatient business, both alongside the inpatient facilities in a further expansion of the continuum of care, and in freestanding outpatient centers. This expansion may include the acquisition and creation of multi-specialty practices in geographic markets which the Company considers to be important. In addition, the Company is actively pursuing expansion of its managed care operations.

         In August 1993, the Company sold its Cumberland Hospital in Fayetteville, North Carolina, with net cash proceeds of approximately $12.0 million. Proceeds from this sale have been earmarked for principal repayment of the senior secured and subordinated secured notes. A provision for loss on this transaction of approximately $3.6 million had been recorded as of June 30, 1993.

         In October 1993, the Company purchased Florida Psychiatric Management, Inc. (FPM), a managed mental health company, for $6.5 million in cash and debentures, plus contingent consideration based on the attainment of certain earnings and revenue levels over the ensuing two years.

         The Company entered into a joint venture arrangement with an independent entity whereby the joint venture would operate medical subacute units within certain of the Company's inpatient facilities. In January 1994, the joint venture opened its first subacute unit and acquired South Texas Rehabilitation Center, an outpatient rehabilitation company, for $200,000 in cash and a 3 year $500,000 note payable.

         In February 1994, the Company sold its Atlantic Shores Hospital in Daytona Beach, Florida for $4.8 million. The Company recognized a gain of approximately $264,000 on the sale. Primarily all of the net proceeds from the sale were used principally to redeem the variable rate revenue bonds associated with that facility.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


LIQUIDITY

CURRENT STATUS

         The Company's credit facilities include $48.0 million in senior secured notes, approximately $22.0 million in letters of credit, $2.8 million in subordinated secured notes and $4.0 million in a working capital facility. The senior secured notes bear interest of 11.6% and are due in semi-annual installments that began on March 31, 1993 and end on March 31, 2000. The subordinated secured notes bear interest at 15.6% and are due in semi-annual installments that began on March 31, 1994 and end on March 31, 2000. Amounts outstanding under the working capital facility bear interest at a variable rate. There were no amounts outstanding under the working capital facility at March 31, 1994. Proceeds from the sale of Atlantic Shores Hospital on February 10, 1994 were used to redeem the $4.3 million outstanding balance of the variable rate revenue bonds associated with that facility. The Company also issued an aggregate of $2.5 million of 7% three-year debentures as part of the acquisition of FPM. At March 31, 1994, restricted cash included $5.3 million held in trust for repayment of the senior secured and subordinated secured notes.

CASH REQUIREMENTS

         The Company's primary cash requirements relate to its normal operating expenses and debt service payments, routine capital improvements at its facilities and the specific development projects outlined below.

DEVELOPMENT PROJECTS

         The Company's specific development projects include the expansion of its outpatient and partial hospitalization programs (including possible acquisitions of physician and other outpatient practices), its managed mental health care operations, its subacute ventures and ongoing discussions with university-affiliated hospitals with a view toward establishing psychiatric care facilities in association with these universities. In addition, on October 29, 1993, the Company purchased FPM, a managed mental health company, for $4.0 million in cash, $2.5 million in 3-year debentures, plus contingent consideration based on the achievement of certain earnings and revenue levels (such consideration not to exceed $2.0 million). The Company anticipates utilizing this acquisition as a base for future expansion into the managed mental health field. On the basis of its historical experience and projected cash needs, the Company believes that its existing $4.0 million working capital facility, together with internally generated funds from operations, will be sufficient to fund its current cash requirements and development projects.
Over the long- term, the Company believes that its internally generated funds from operations and its working capital facility will be sufficient to fund its identifiable working capital, development and other cash needs. (See Note 2 to Consolidated Financial Statements).

                   RAMSAY HEALTH CARE , INC. AND SUBSIDIARIES

FINANCIAL CONDITION

         On June 30, 1993, the interests in the Company controlled by Paul J. Ramsay, the Company's chairman, were recapitalized. The Company issued 142,486 shares of Class B Preferred Stock, Series C (the "Series C Preferred Stock") in exchange for all outstanding shares of the Company's Class B Convertible Preferred Stock, Series 1987, the Company's $2.0 million 16.1% Subordinated Promissory Note and $500,000 in cash.

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

         On February 10, 1994, the Company sold its Atlantic Shores Hospital to Halifax Medical Center, with the net proceeds being used principally to repay the $4.3 million balance of the Industrial Revenue Bonds associated with that hospital.

RESULTS OF OPERATIONS

         The following table sets forth, for the period indicated, certain items of the Company's Consolidated Statements of Income as a percentage of the Company's net revenues. The discussion which follows should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained elsewhere herein.

                                                                      PERCENTAGE OF NET REVENUES
                                                                QUARTER ENDED          NINE MONTHS ENDED
                                                                  MARCH  31                 MARCH 31
                                                                  ---------                 --------
                                                              1994         1993        1994         1993
                                                              ----         ----        ----         ----
         Net revenues . . . . . . . . . . . . . .            100.0 %      100.0 %     100.0 %      100.0 %
                                                             -----        -----       -----        -----
         Operating expenses:
            Salaries, wages and benefits  . . . .             45.5         46.1        47.3         47.0
            Other operating expenses  . . . . . .             32.1         29.4        31.0         30.0
            Provision for doubtful accounts . . .              4.5          6.8         4.6          6.6
            Depreciation and amortization . . . .              4.7          4.9         5.0          4.9
            Interest and other financing
              charges . . . . . . . . . . . . . .              5.8          6.7         6.6          7.3
            Loss on closure of facility . . . . .              ---          ---         ---          1.2
                                                             -----        -----       -----        -----
         Total operating expenses . . . . . . . .             92.6         93.9        94.5         97.0
                                                             -----        -----       -----        -----
         Income before minority interests,
            income taxes, cumulative effect and
            extraordinary item  . . . . . . . . .              7.4 %        6.1 %       5.5 %        3.0 %
                                                               ===          ===         ===          ===
         Net income . . . . . . . . . . . . . . .              1.8 %        4.9 %       1.7 %        4.9 %
                                                               ===          ===         ===          ===

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


         Net revenues were $36.2 million and $100.7 million for the quarter and nine months ended March 31, 1994, respectively, compared to $35.8 million and $98.5 million for the comparable prior year periods. Net outpatient revenues increased to $4.9 million and $12.9 million for the quarter and nine months ended March 31, 1994, respectively, increases of 39% and 52%, respectively, over the comparable prior year periods, offsetting declines in inpatient revenues of 9% and 6%, respectively, from the prior year quarterly and nine month levels. Also, revenues from the managed care operations (acquired in October 1993) offset the revenues lost from those facilities that were sold during this fiscal year. Net outpatient revenues comprised 17% and 15% of total net revenues for the quarter and nine months ended March 31, 1994, respectively, compared to 10% and 9%, respectively, for the prior year periods. Same store admissions increased 1% and 5% over the prior year quarter and nine month levels while inpatient average length of stay declined to 17.3 days for the nine months ended March 31, 1994. A contractual adjustment benefit of approximately $1.3 million was recognized in the nine month period ended March 31, 1993 to reflect the combined effects of intermediary audits and the routine evaluation of prior year estimated settlements. There can be no assurances that any future adjustments will be favorable or of a comparable magnitude.

         Salaries, wages and benefits and other operating expenses were 77.6% and 78.3% of net revenues for the quarter and nine months ended March 31, 1994, respectively, compared to 75.5% and 77.0% for the comparable prior year periods. Additional costs associated with the managed care operations and the start-up phase of the subacute ventures exceeded the cost savings derived from the containment measures at the Company's inpatient facilities.

         The provision for doubtful accounts was 4.5% and 4.6% of net revenues for the quarter and nine months ended March 31, 1994, respectively, as compared to 6.8% and 6.6% during the same periods in fiscal 1993. The decrease reflects the shift in payor base toward more Medicaid, fixed rate, negotiated rate and cost-based contracts, as well as the increase in managed care revenues which are not susceptible to uncollectibility.

         Depreciation and amortization was 4.7% and 5.0% of net revenues for the quarter and nine months ended March 31, 1994, respectively, as compared to 4.9% for both the same periods in fiscal 1993. The decrease between the quarterly periods relates primarily to the depreciation of fixed assets at the facilities sold during the first nine months of fiscal 1994, offsetting the additional amortization of the cost in excess of net asset value of FPM. The increase for the comparable nine months periods relates primarily to amortization of the preopening costs of the facility opened in January 1993, plus the effects of the matters noted for the quarter fluctuation.

         Interest expense decreased from 6.7% and 7.3% of net revenues for the quarter and nine months ended March 31, 1993, respectively, to 5.8% and 6.6%, respectively, of net revenues for the comparable 1994 periods. The decrease is attributable to reduced levels of debt during the fiscal 1994 periods.

         At March 31, 1994, the Company has estimated net operating loss carryforwards available to reduce future taxable income of approximately $18.0 million subject to significant annual limitations pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are as follows:

                 Exhibit 11       Computation of net income per share

         (b)     Current Reports on Form 8-K

                 There were no Current Reports on Form 8-K filed with the Commission during the quarter ended March 31, 1994.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RAMSAY HEALTH CARE, INC.
                                        Registrant



                                        /s/ Jack V. Eumont, Jr.
                                        Jack V. Eumont, Jr.
                                        Vice President and
                                        Chief Financial Officer



Date:  May 12, 1994