Form 10-K
period 1994-07-30
RAMSAY HEALTH CARE INC
filed 1994-10-04
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K
 (Mark One)
           /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1994
                                       OR
         / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             FOR THE TRANSITION PERIOD FROM ____________TO___________

                         COMMISSION FILE NUMBER 0-13849

                            RAMSAY HEALTH CARE, INC.
             (Exact name of registrant as specified in its charter)

                              DELAWARE                                                   63-0857352
  (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)


                 ONE POYDRAS PLAZA
           639 LOYOLA AVENUE, SUITE 1700                                                  70113
               NEW ORLEANS, LOUISIANA                                                   (ZIP CODE)
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (504) 525-2505

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

              TITLE OF EACH CLASS                                          NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                                          -----------------------------------------
                  NONE                                                                 NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $0.01 PAR VALUE
                                (TITLE OF CLASS)

    Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X   No    .
                                           ---     ---
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The number of shares of the registrant's Common Stock outstanding as of September 22, 1994 was 7,719,749. The aggregate market value of Common Stock held by non-affiliates on such date was $46,496,160.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the registrant's definitive Proxy Statement to be filed for the 1994 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                    PART I
ITEM 1. BUSINESS.

GENERAL

    Ramsay Health Care, Inc. ("RHCI" or the "Company") is one of the leading providers of behavioral health services in the country. RHCI has two business units: a facilities division offering patient care through integrated networks of mental health delivery systems in eleven states principally in the southeast and southwest built around 15 inpatient hospitals with 1,264 beds, day hospitals, subacute units, outpatient centers, and residential treatment centers; and a managed care division providing utilization control and cost management services. The Company also operates mental health programs for public sector and private owners under management contracts.

FACILITIES DIVISION

    The following table provides information concerning the 15 inpatient facilities owned and/or operated by the Company at June 30, 1994.

                                                             DATE OPENED          LICENSED
    HOSPITAL (3)                                             OR ACQUIRED            BEDS
    --------                                                 -----------            ----
    Havenwyck Hospital
      Auburn Hills, MI  . . . . . . . . . . . . .            November 1983           120
    Brynn Marr Hospital
      Jacksonville, NC  . . . . . . . . . . . . .            December 1983            76
    Hill Crest Hospital
      Birmingham, AL  . . . . . . . . . . . . . .            January 1984            130
    Heartland Hospital
      Nevada, MO  . . . . . . . . . . . . . . . .            April 1984              128
    Greenbrier Hospital
      Covington, LA . . . . . . . . . . . . . . .            October 1984             61
    Coastal Carolina Hospital
      Conway, SC  . . . . . . . . . . . . . . . .            November 1984            98
    Bayou Oaks Hospital
      Houma, LA(1)  . . . . . . . . . . . . . . .            November 1985            98
    The Bethany Pavilion
      Bethany, OK(2)  . . . . . . . . . . . . . .            December 1985            43
    Meadowlake Hospital
      Enid, OK  . . . . . . . . . . . . . . . . .            February 1986            50
    Benchmark Regional Hospital
      Woods Cross, UT . . . . . . . . . . . . . .            August 1986              56
    Desert Vista Hospital
      Mesa, AZ  . . . . . . . . . . . . . . . . .            February 1987           102
    Chestnut Ridge Hospital
      Morgantown, WV  . . . . . . . . . . . . . .            November 1987            70
    The Haven Hospital
      DeSoto, TX  . . . . . . . . . . . . . . . .            April 1990              102
   Mission Vista Hospital
      San Antonio, TX . . . . . . . . . . . . . .            November 1991            66
    Three Rivers Hospital
      Covington, LA (2) . . . . . . . . . . . . .            January 1993             64
                                                                                   -----
           Total                                                                   1,264
                                                                                   =====

(1)      A leased hospital facility.  See "Item 2.  Properties."
(2) A joint venture or partnership. See "Ownership Arrangements and Operating Agreements."
(3)      Excludes Harbor Oaks Hospital, a 98 bed facility in Fort Walton
         Beach, FL, that is owned by the Company but is being leased to another health care provider.

See "Acquisitions and Sales" for information concerning certain acquisitions and sales which occurred during the last three fiscal years.

    The Company's facilities are dedicated to the treatment of psychiatric and chemical dependency disorders. Substance abuse treatment is provided to patients who have a primary diagnosis of alcohol or substance abuse; however, many of these patients have a secondary diagnosis of, and are treated for, mental illness. Each of the Company's facilities also conducts outpatient programs at the facilities and in clinics in the surrounding area. The Company's current strategy is to expand its outpatient network in its continued effort to provide intermediate mental health care for patients who do not require inpatient care.

    The initial goal of acute psychiatric hospitalization treatment is to evaluate and stabilize the patient so that effective treatment can be continued either on an inpatient, partial hospitalization or an outpatient basis. Under the direction of a psychiatrist, the patient's condition is assessed, a diagnosis is made and prescribed treatment follows, utilizing, where appropriate, medication, individual and group therapy, adjunctive therapy, and family therapy.

    The most common disorders for which adult patients are admitted to the Company's hospitals are mood and affective disorders (such as depression), schizophrenia, situational crises and alcohol and drug dependency. For children and adolescents, common disorders include those seen in adult patients, as well as attention deficit disorders and conduct disorders. Many of these disorders are often associated with child abuse. The Company has evaluation and treatment programs designed specifically for adults, adolescents or children. Specialized programs focusing upon neuropsychiatric disorders and pain and sleep disorders have also been developed. All units and programs emphasize family involvement in the evaluation and treatment process.

    Each psychiatric hospital has a multidisciplinary team of health care professionals, including psychiatrists, psychologists, social workers, nurses, mental health and substance abuse counselors and therapists. Generally, physician members of the professional staffs maintain a private practice. In certain situations the Company guarantees minimum incomes, usually for one year, to psychiatrists willing to relocate to certain facilities. All of the Company's hospitals also have a medical director who acts as liaison between the professional staff and the hospital administration staff. In addition, each clinical program has a medical unit administrator.

    Each of the Company's hospitals has a consulting board, comprised of hospital executives, consulting physicians and other members of the local community, which is responsible for standards of patient care. A hospital CEO supervises and is responsible for the day-to-day operations of each hospital. The Company emphasizes frequent communication, the setting of operational and financial goals and the monitoring of actual results against targeted goals. To this end, the Company collects and analyzes information on key indicators such as admissions by treatment program and payor category, daily census, full-time equivalent employees per patient day and average length of stay. On the basis of this information, the administrative staff of each hospital together with the corporate staff of the Company adopts new programs and modifies existing programs to improve performance.

    All of the Company's hospitals have been accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). The JCAHO is a voluntary national organization which undertakes a comprehensive review for purposes of accreditation of health care facilities. In general, hospitals and certain other health care facilities are initially surveyed by JCAHO within 12 months after the commencement of operations and resurveyed at appropriate intervals thereafter. Ten of the Company's fifteen hospitals were resurveyed in fiscal 1994 and retained their JCAHO accreditation for an additional three years.

MANAGED CARE DIVISION

    RHCI entered the managed mental healthcare business in October 1993 with the acquisition of Florida Psychiatric Management, Inc. ("FPM") for a purchase price of $6.5 million. The managed care division expanded in June 1994 with the acquisition of a Phoenix, Arizona-based managed mental health business.
The managed care division provides a comprehensive range of managed mental healthcare services to the commercial market as well as to insurance companies
and health maintenance organizations.   The Company is considering various
options regarding the expansion of its managed care operations. Any such expansion would require additional capital and there can be no assurances that the Company will expand its managed care operations. See "Acquisitions and Sales" below and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

COMPETITION

    Each of the Company's facilities competes with other facilities including proprietary hospitals and psychiatric units of general hospitals, some of which are larger and have greater financial resources than the Company's hospitals. These competing hospitals are owned or supported by governmental agencies, nonprofit agencies, or proprietary hospital companies. Some of these competing hospitals are substantially exempt from income and property taxation. The Company's hospitals often draw patients from areas outside their immediate locale, and therefore compete with both local and distant hospitals.

    The ability of a psychiatric facility to compete with other facilities depends on the number and quality of psychiatrists and clinical psychologists practicing at the facility, and the number, type and quality of other psychiatric facilities in the area. Another factor affecting the competitiveness of psychiatric facilities is the extent to which the facility's clinical programs satisfy community needs in an effective manner from both a clinical and an economic standpoint. The Company believes that the quality of its professional staff as well as the quality and effectiveness of its programs permit it to compete effectively with the other providers of psychiatric and chemical dependency care in the communities served by the Company's facilities. In addition, the Company's facilities actively seek relationships with managed care companies, which are increasingly responsible for steering patients to high quality, cost-effective providers of behavioral health care.

    The Company's managed care businesses compete directly with independent local and national entities that offer managed mental health care services, as well as with large insurance companies, health maintenance organizations and other provider groups that have established or acquired managed mental health care capabilities. In addition, the Company competes with not-for-profit health plan corporations, preferred provider organizations and other provider networks as well as third party administrators, which also offer services to manage mental health care costs. Certain of these operations and facilities have substantially greater financial resources than the Company and offer a wider range of services than the Company.

SOURCES OF REVENUE

    The Company's facilities receive payments from third-party reimbursement sources, including commercial insurance carriers, Medicare, Medicaid, the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") and Blue Cross, in addition to payments directly from patients.

    Third-party reimbursement programs generally reimburse facilities either on the basis of facility charges (charge-based), on the basis of the facility's cost as audited or projected by the third-party payor (cost-based), or on the basis of negotiated rates (per diem-based). Generally, charge-based programs are more profitable to the Company. The following table sets forth, by category, the approximate percentages of the Company's consolidated gross patient revenues charged by the Company's facilities derived from various sources for the periods indicated.

                                                                   YEAR ENDED JUNE 30
                                                                   ------------------
                                                                 1994      1993    1992
                                                                 ----      ----    ----
        Charge-based programs:
          Commercial Insurance  . . . . . . . . . . . .           14  %     20 %      24  %
          Blue Cross  . . . . . . . . . . . . . . . . .            1         3         3
          Other Private Pay   . . . . . . . . . . . . .            5         2         2
                                                                 ---       ---       ---
               Sub-total  . . . . . . . . . . . . . . .           20        25        29
                                                                 ---       ---       ---
        Cost based and per diem-based programs:
          Blue Cross  . . . . . . . . . . . . . . . . .            6         9         8
          CHAMPUS   . . . . . . . . . . . . . . . . . .            7        10        17
          Medicare/Medicaid   . . . . . . . . . . . . .           54        47        37
          State, HMO and PPO  . . . . . . . . . . . . .           13         9         9
                                                                 ---       ---       ---
               Sub-total  . . . . . . . . . . . . . . .           80        75        71
                                                                 ---       ---       ---
                    Total   . . . . . . . . . . . . . .          100  %    100 %     100  %
                                                                 ===       ===       ===

    Most commercial insurance carriers reimburse their policyholders or make direct payment to facilities for charges at rates and limits specified in their policies. Patients generally remain responsible to the facilities for any amounts not covered under their insurance policies. The trend in reimbursement for psychiatric inpatient and chemical dependency care by commercial insurance carriers is to limit inpatient days to a maximum number per year or for the patient's lifetime, or to limit the maximum dollar amount expended for a patient in a given period.

    Most third-party payors and other commercial carriers have also expanded benefit coverage to include partial hospitalization and other outpatient services. Partial hospitalization is formally recognized by Medicare and CHAMPUS as a covered service. In addition, managed care companies are seeking to contract with providers that offer the full spectrum of psychiatric care.

    Medicare is the federal health insurance program for the aged and disabled. Medicare reimbursement is typically less than the Company's facilities' established charges for services provided to Medicare patients. Patients are not responsible for the difference between the reimbursed amount and the facilities' established charges other than for applicable noncovered charges, coinsurance and deductibles. In 1983, Congress changed the Medicare law applicable to Medicare reimbursement for medical/surgical services from a retrospectively determined reasonable cost system to a prospectively determined diagnosis-related grouping ("DRGs") system. Psychiatric and chemical dependency hospitals and units are exempt from this change in the Medicare law. To date, no DRG implementation or conversion date has been proposed for psychiatric and chemical dependency facilities. However, excluded hospitals and units are subject to the payment limitations and incentives established in the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"). They are paid on the basis of each facility's historical costs trended forward, with a limit placed on the rate of increase in per case reimbursable costs. These TEFRA target rates are updated annually. Facilities with costs less than the target rate per discharge are reimbursed based on allowable Medicare costs plus an additional payment. Beginning in the federal fiscal year 1992, providers with costs exceeding their target rates are subject to a payment ceiling of the target amount plus the lesser of 5% of the target amount or 50% of the amount in excess of the target amount. Exemptions and exceptions are available to hospitals when events beyond the hospitals' control result in an increase in costs for a reporting period. Moreover, "new hospitals" are eligible to be exempt from the limits until they have been in operation for three years. At June 30, 1994, 14 of the Company's facilities were subject to the TEFRA provisions. The Health Care Financing Administration ("HCFA") has implemented changes to Medicare covering inpatient services which are reimbursed under TEFRA. These changes provide for an increase to the TEFRA payment limitations, subject to annual revision.
However, since 13 of the Company's 14 facilities which are subject to the TEFRA payment limitations are currently operating at cost levels below their respective TEFRA payment limitations, any increase in the TEFRA payment limitations should have a minimal effect on the Company's results of operations. In addition, HCFA has implemented changes to Medicare covering fee reimbursement schedules for physician services. While these changes affect Medicare reimbursement paid directly to physicians, they do not directly affect the rate of Medicare reimbursement paid to the Company since most of the physicians practicing at the Company's facilities bill their fees directly. Accordingly, these changes have had only a minimal effect on the Company's results of operations.

    Medicaid is the federal/state health insurance program for the underprivileged. Subject to certain minimum federal requirements, each state defines the extent and duration of the services covered by its Medicaid program. Moreover, although there are certain federal requirements governing the payment levels for Medicaid services, each state has its own methodology for making payment for services provided to Medicaid patients. The Medicaid program covers payment for services provided to Medicaid patients at 14 of the Company's facilities. The Company received significant payments pursuant to enhanced reimbursement rates in 1994, 1993 and 1992 under certain state
programs.   Statutory changes will decrease the level of these payments in the future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

    In November 1991, Congress passed the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991. The effect of this legislation was to restrict the states' abilities to generate federal matching funds for Medicaid through the use of provider tax and donation programs. Existing donation and taxation programs were allowed to continue into 1992 with exact expiration dates based on the individual state's fiscal year end. The legislation specified that provider taxation programs are eligible for federal matching funds only if the tax applies to all providers in a class and if those providers are not held harmless from the cost of the tax by compensating payments from the state. The legislation limits the amount of the states' funding for Medicaid that could come from provider taxes to the greater of the existing level as of November 1991 or 25% of provider tax generated funds.
This cap will expire on September 30, 1995.

    Acute psychiatric services for CHAMPUS patients are reimbursed on a prospectively determined per diem basis. For the Company's high volume facilities (as defined by CHAMPUS), 1991-1992 rates were fixed at 1988 levels subject to an all-inclusive cap of $714 per day. This capped rate is higher than the Company's net revenue per patient day for all of the Company's acute psychiatric services. The Company's low volume facilities (as defined by CHAMPUS) are reimbursed at prospectively determined per diem rates established on a regional basis. These regional rates are lower than the hospitals' established charges. CHAMPUS revenues in these low volume facilities did not represent a significant portion of the Company's consolidated gross revenues for the fiscal years ended June 30, 1994, 1993, or 1992.

    RTC reimbursement for CHAMPUS patients is currently capped on a per diem basis at the lesser of $477 per day or an inflation adjusted hospital-specific rate based on per diem rates generally paid as of June 30, 1988. These rates are adjusted annually each October 1 for inflation. This capped rate is higher than the Company's net revenue per patient day for all of the Company's RTC services. Neither of the Company's two CHAMPUS certified RTCs currently have rates at the $477 per day maximum.

    Effective October 1, 1991, CHAMPUS patients became subject to limits on the number of psychiatric days covered by the CHAMPUS program. These limits have reduced the revenue the Company receives from the CHAMPUS program. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Blue Cross plans in all areas in which the Company presently operates facilities, except Alabama and Michigan, reimburse based on charges or negotiated rates. In many states in which the Company operates, Blue Cross charges are approved through a rate-setting process and, therefore, Blue Cross may reimburse the Company at a rate less than billed charges. Under cost-based Blue Cross programs, such as those in Alabama and Michigan, direct reimbursement to hospitals typically is lower than the hospital's charges, and patients are not responsible for the difference between the reimbursement amount and the hospital's charges.

    With respect to its managed mental health care programs, the Company typically charges each customer a monthly fee for each beneficiary enrolled in the customer's mental health benefit program. Depending upon both the type of program from which a customer contracts and the benefits covered under such program, the fee arrangement is designed so that, with respect to both inpatient and outpatient care, the Company accepts either full risk (all service capitated), as is generally the case, partial risk (selected services capitated) or limited risk (full risk up to a maximum amount), in each case for costs that exceed the fees attributable to such program.

MARKETING

    The Company's marketing programs are directed to referral sources within a selected service area rather than to the general public and are designed to increase awareness of a facility's programs and services. Referral sources include psychiatrists, medical practitioners, managed mental health organizations, courts and probationary officers, law enforcement agencies, schools and clergy. Each facility's marketing staff, together with other facility personnel, maintains direct contact with referral sources to meet the needs of the referral sources. These needs may be related to a desired treatment program, the desires of the patient's family, hospital policies or the timely receipt of accurate information. Each facility establishes admission targets for each referral source and results are monitored and evaluated at the facility and by the corporate staff.

    The Company focuses its marketing and sales efforts for its managed care businesses primarily on insurance carriers, nonprofit health care corporations, HMOs, government employee groups and self-insured employers. The Company has also targeted employee benefit consulting firms, representing employers and groups of employers in the selection and purchase of managed mental health care benefit programs. Typically, the Company markets its services to the potential customer's senior operating and marketing staff, medical directors or health care managers.

REGULATION

    Operations of the Company's facilities are subject to extensive federal, state and local government regulation, including periodic inspection and licensing requirements. This regulation is primarily concerned with the fitness and adequacy of the facility, equipment and personnel, standards of medical care provided, the dispensing of drugs, the adequacy of fire prevention measures and other building standards and the confidentiality of medical records of drug and alcohol abuse patients.

    The Company believes that federal and state regulation may become more comprehensive and restrictive in the future, particularly with respect to reimbursement rates. In addition, legislative initiatives aimed at a comprehensive overhaul of the U.S. health care system have been introduced in Congress. The Company cannot predict the form or timing of any prospective legislation or regulation, nor the effect which any legislation or regulation might have on its revenues or profitability.

    Capital expenditures for the construction of new facilities, the addition of beds or the acquisition of facilities or medical equipment are reviewable by governmental authorities in certain states which place limits or restrictions on construction and acquisition of hospitals and the expansion of existing hospitals and services. State certificate of need statutes provide generally that prior to the construction of new beds or facilities or the introduction of a new service, a state agency must determine that a need exists for those beds, facilities or services. A certificate of need is generally issued for a specific maximum amount of expenditures, number of beds or services to be provided and the holder is generally required to implement the approved project within a specific time period. Certificate of need proceedings for new facilities are extremely competitive, often with several applicants for a single license. Except for Arizona, Texas and Utah, all of the states in which the Company operates facilities have adopted certificate of need statutes or other statutes which limit the development of new beds.

    The Social Security Act contains a number of provisions designed to ensure that services rendered by health care facilities to Medicare and Medicaid patients are medically necessary and meet professionally recognized standards. These provisions include a requirement that admissions of Medicare and Medicaid patients to hospitals must be reviewed in a timely manner to determine the medical necessity of the admissions. In addition, the Peer Review Improvement Act of 1982 ("Peer Review Act") provides that a hospital may be required by the federal government to reimburse the government for the cost of Medicare paid services determined by a peer review organization to have been medically unnecessary. Each of the Company's hospitals has developed and implemented a quality assurance program and implemented procedures for utilization review and retrospective patient care evaluation to meet its obligations under the Peer Review Act. As a result of new legislation passed in Texas as described below, Peer Review Organizations in that state are applying extremely restrictive interpretations to the medical necessity of admissions and other services. Consequently, significant amounts of the Texas facilities' charges have been denied by such organizations.

    To be covered by CHAMPUS, RTC services must be preauthorized as being medically necessary. Effective October 1, 1991, hospital psychiatric services also have had to be preauthorized. If the criteria for establishing medical necessity are not met, CHAMPUS will not pay for the services provided.

    The Defense Appropriations Act of 1991 provides that no funds will be appropriated for CHAMPUS care when a patient is referred to a provider of inpatient mental health care or residential treatment care by a medical or health care professional having an economic interest in the facility to which the patient is referred. The Medicare and Medicaid Anti-Fraud and Abuse Amendments (the "Amendments") to the Social Security Act prohibit individuals or entities participating in the Medicare or Medicaid programs from knowingly and willfully offering, paying, soliciting, or receiving remuneration in order to induce referrals for items or services reimbursed under those programs. The policy objective of the Amendments is to ensure that the purpose for a referral is quality of care and not monetary gain by the referring individual. The Amendments' prohibitions only apply to Medicare and Medicaid patients and impose felony criminal penalties and civil sanctions, as well as exclusion from the Medicare or Medicaid programs. In 1989, CHAMPUS adopted regulations authorizing it to exclude from the CHAMPUS program any provider who has committed fraud or engaged in abusive practices. The Company believes that it is in compliance with all aspects of the regulations.

    The Company has entered into various types of agreements with physicians and other health care providers in the ordinary course of operating its facilities, many of which provide for payments to physicians or other health care providers by the Company as compensation for services or other consideration by the providers. On July 29, 1991, the Office of Inspector General published final regulations establishing "safe harbors" for relationships between health care providers and referral sources. Any relationship that complies with the terms of a safe harbor would not be subject to enforcement action under the Social Security Act. Although a relationship that fails to satisfy a safe harbor is not necessarily illegal, that relationship will not be exempt from scrutiny under the Amendments. The Company believes that its agreements and arrangements in this area comply with the Amendments. The Company intends to comply with any and all other similar legislation that may be adopted in the future in this regard.

    Several states have been investigating whether psychiatric hospitals have engaged in fraudulent practices such as inflated bills for medications and services, bills for services never rendered and admitting patients, especially children, who do not require hospitalization. In 1991, the Texas Attorney General disclosed that several of the Company's competitors doing business in Texas were under investigation for fraudulent practices and a lawsuit seeking injunctive relief was filed against one of those competitors. New legislation was passed in Texas that placed severe restrictions on the marketing of behavioral health care services. In June 1993, the Company signed an agreement with the Texas Attorney General whereby it agreed to continue to comply with Texas statutes regarding the delivery of mental health care.

    As a managed health care services business and a health care provider, the Company is also currently subject to extensive and frequently changing federal, state and local government regulation. This regulation is primarily concerned with licensure, conduct of operations, financial solvency, standards of medical care provided, the confidentiality of medical records of drug and alcohol abuse patients, and the direct employment of psychiatrists, psychologists, and other licensed professionals by business corporations. The various types of regulatory activity affect the Company's business either by controlling its operations, restricting licensure of the business entity or by controlling the reimbursement for services provided.

    See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Sources of Revenue."

ACQUISITIONS AND SALES

    In August 1991, the Company purchased a 72-bed hospital facility in San Antonio, Texas and other personal property for a cash purchase price of $2,100,000. After refurbishment and renovations totalling approximately $1,800,000, the facility, Mission Vista Hospital, opened as a 66-bed facility in November 1991.

    In December 1991, the Company entered into a one-year lease for a 36-bed facility in Concord, California. The Company had an option to purchase this facility for $1,050,000, which option expired in December 1992. The Company terminated operations at this facility in September 1992 and allowed this option to lapse.

    In November 1992, the Company purchased a 64-bed hospital facility in Covington, Louisiana for $2,000,000. The facility, Three Rivers Hospital, opened in January 1993. The hospital is operated by a limited partnership in which the Company is the general partner. See "Ownership Arrangements and Operating Agreements."

    In January 1993, the Company leased Harbor Oaks Hospital in Fort Walton Beach, Florida to another health care provider. The lease gives the lessee the option to purchase the facility at a fixed price through January 1996.

    In August 1993, Cumberland Hospital in Fayetteville, North Carolina was sold to Cape Fear Valley Medical Center for approximately $12.3 million.

    In October 1993, the Company purchased the stock of Florida Psychiatric Management, Inc., a regional provider of mental health care cost management services based in Orlando, Florida for a cash payment of $4.0 million, the issuance of an aggregate of $2.5 million of three-year 7% debentures, and contingent consideration based upon the attainment of certain earnings and revenue levels over the ensuing two years.

    In February 1994, the Company sold its 50-bed Atlantic Shores Hospital in Daytona Beach, Florida to Halifax Medical Center for $4.8 million.

    In June 1994, the Company purchased the assets and assumed certain liabilities of Human Dynamics Institute, a Phoenix, Arizona- based managed mental health business for a cash payment of $1 million, a three-year, $1 million note bearing interest at 8.25%, 172,850 shares of common stock of Ramsay Managed Care, Inc., a subsidiary of the Company, and contingent consideration based upon the attainment of certain revenue levels over the ensuing two years.

OWNERSHIP ARRANGEMENTS AND OPERATING AGREEMENTS

    One physician owns a 5% interest in the subsidiary which owns the Company's Harbor Oaks Hospital. The Company may be required to repurchase, and the minority shareholder may be required to sell, the minority interest at a formula price dependent upon many factors, including the earnings per share of the subsidiary which owns the subject hospital and the price/earnings multiple of the Company, after a fixed period of time. Although the amount of the Company's repurchase obligation cannot be precisely determined, the Company does not believe that this obligation will require a material payment by the Company in the foreseeable future.

    In 1985, the Company and Bethany General Hospital in Bethany, Oklahoma entered into a joint development project. The general hospital and the Company hold a joint certificate of need by which they have converted 23 medical/surgical beds to psychiatric beds, and constructed a psychiatric pavilion containing an additional 20 psychiatric beds. Pursuant to a joint venture agreement entered into in December 1985, the Company began managing the 23 existing beds in December 1985 and completed construction of the 20-bed pavilion in October 1986. Under the joint venture agreement, the Company is obligated to provide working capital to operate the 43-bed psychiatric unit. There are no outstanding working capital advances at June 30, 1994. The Company is operating the unit under the agreement for a three-year term (with four additional three-year terms, at the Company's option) for an annual management fee of 5% of the unit's gross revenues and 65% of the net profits or losses of the unit. The agreement also provides that the Company will recover construction costs amortized over 15 years and working capital advances from operating revenue, unless the Company does not renew or breaches the agreement.

    In November 1992, the Company formed a limited partnership to operate Three Rivers Hospital, the 64-bed facility acquired in November 1992. The limited partners have a 45% interest in the venture. In addition to its 55% share of the profits as general partner, the Company leases the 64-bed facility to the partnership for an annual rental of $276,000, subject to annual inflationary adjustments.

INSURANCE

    The Company and its facilities are insured on a "claims made" basis for professional and general liability in the aggregate amount of $25,000,000, with self-insured retentions of $500,000 per claim. The Company's self-insurance program also includes "tail" coverage for prior acts retroactive to the date on which the Company became responsible for such acts. This prior occurrence coverage operates with the same self-insured retention levels. It is the Company's policy to record the liability for uninsured losses related to asserted and unasserted claims arising from reported incidents and losses related to unreported incidents based upon an actuarial valuation of the Company's past experience and other relevant information.

EMPLOYEES

    As of June 30, 1994, the Company employed approximately 1,695 full-time and 578 part-time employees at its facilities, including approximately 762 nurses. In addition, the Company has a corporate headquarters staff of approximately 35, including persons who specialize in various areas of hospital operations to assist facilities with particular management issues. The Company considers its relationship with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Certain information with respect to the executive officers of the Company is set forth below:

                                                                POSITION WITH THE COMPANY AND
                                                                PRINCIPAL OCCUPATIONS DURING
    NAME OF EXECUTIVE OFFICER                 AGE                   THE PAST FIVE YEARS
    -------------------------                 ---                   -------------------
Gregory H. Browne . . . . . . . . . . . .     41    Chief Executive Officer of the Company since January
                                                       1992; President of the Company from January 1992 until September 1994; Chief
                                                       Executive Officer of Ramsay-HMO, Inc. from November 1989 to January 1992;
                                                       Chief Financial Officer of Ramsay-HMO, Inc. from January 1989 to January
                                                       1992; various executive positions with corporations controlled by Paul J.
                                                       Ramsay since prior to 1989.

Reynold J. Jennings . . . . . . . . . . .     48    President and Chief Operating Officer of the Company
                                                       since September 1994; Executive Vice President and
                                                       Chief Operating Officer of the Company from November 1993 until September
                                                       1994; various management and administrative positions with National Medical
                                                       Enterprises, Inc. since prior to 1989 to October 1993.

Bruce R. Soden  . . . . . . . . . . . . .     40    Senior Vice President of the Company since prior to 1989;
                                                       Chief Financial Officer of the Company from
                                                       September 1991 to September 1993.

Wallace E. Smith  . . . . . . . . . . . .     51    Senior Vice President of the Company since June 1992.
                                                       Vice President--Regional Operations of the Company
                                                       from prior to 1989 to June 1992.

John A. Quinn . . . . . . . . . . . . . .     40    Vice President--Regional Operations of the Company since
                                                       September 1991; various administrative and
                                                       management positions with Community Psychiatric Centers, Inc. from prior to
                                                       1989  to September 1991.

Curtis L. Dosch . . . . . . . . . . . . .     42    Vice President--Finance of the Company since August
                                                       1993.  Regional controller of the Company from  prior
                                                       to 1989 to July 1993.

William N. Nyman  . . . . . . . . . . . .     41    Vice President--Finance of the Company since August
                                                       1993.  Regional controller of the Company from prior
                                                       to 1989 to July 1993.

    Effective September 30, 1994, Jack V. Eumont, Jr. resigned from his position as Vice President and Chief Financial Officer of the Company.

ITEM 2.  PROPERTIES.

    Information relating to the Company's owned and leased hospital facilities, their locations and licensed bed capacity is contained under the caption "Item
1. Business -- Facilities Division." Such information is incorporated herein by reference.

    The building in which the Company's facility at Houma, Louisiana is located is leased for an initial period ending January 31, 2005 (with an option to renew for 20 years). The Company has entered into a 50-year ground lease for the property on which its 70-bed facility at Morgantown, West Virginia is located. For the Bethany, Oklahoma facility, the Company has one year remaining on a three-year lease with options to renew totaling an additional 9 years.

    The Company leases its corporate headquarters in New Orleans, Louisiana for a term of five years ending in April 1999, and leases other space for various clinics and regional offices.

See Item 1.  Business--Acquisitions and Sales.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material adverse effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

    The Company's Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol RHCI. On September 22, 1994 there were 667 holders of record of the Company's Common Stock. No dividends have been declared on the Common Stock since the Company was organized. Under the terms of its current credit agreement, the Company is limited as to the amount of dividends it can pay on its Common Stock unless certain conditions are met. The following table sets forth the range of high and low closing sales prices per share of the Common Stock for each of the quarters during the years ended June 30, 1994 and 1993, as reported on the NASDAQ National Market System:

                                                      HIGH             LOW
                                                   ----------       ---------
         Year ended June 30, 1994
           First Quarter  . . . . . . .            $  8   7/8       $  6   3/8
           Second Quarter . . . . . . .               9   3/4          6   3/4
           Third Quarter  . . . . . . .               9  7/16          7   1/8
           Fourth Quarter . . . . . . .               8   1/8          6   5/8

         Year ended June 30, 1993
           First Quarter  . . . . . . .            $  8             $  4   7/8
           Second Quarter . . . . . . .               6   1/8          4   5/8
           Third Quarter  . . . . . . .               6                4   3/4
           Fourth Quarter . . . . . . .               6   7/8          5

    On September 22, 1994, the closing sales price of the Company's Common Stock was $ 7 3/8 per share.

ITEM 6. SELECTED FINANCIAL DATA.

         The following table sets forth selected consolidated financial information for the periods shown and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

                                                                      YEAR ENDED JUNE 30
                                                   ------------------------------------------------------

                                                   1994          1993        1992        1991        1990
                                                   ----          ----        ----        ----        ----
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

Statement of Operations Data:
 Net revenues   . . . . . . . . . . . .       $  137,002     $ 136,354   $ 136,946   $ 132,739    $ 122,124

 Salaries, wages and benefits   . . . .           64,805        63,810      60,626      55,524       51,665
 Other operating expenses   . . . . . .           42,907        40,454      40,161      37,086       33,893
 Provision for doubtful accounts  . . .            5,846         8,148       8,628       6,992        5,782
 Depreciation and amortization  . . . .            6,836         6,605       5,439       5,545        5,311
 Interest and other financing charges              8,906         9,494      10,488      14,462       15,448
 Loss on sales and closure of
  facilities. . . . . . . . . . . . . .              802         7,524         ---         ---          ---
 Restructuring and other charges  . . .              ---         1,367       2,283         ---          ---
                                              ----------     ---------   ---------   ---------    ---------
                                                 130,102       137,402     127,625     119,609      112,099
                                              ----------     ---------   ---------   ---------    ---------
 Income (loss) before minority interests,
   income taxes, extraordinary items and
   cumulative effect of accounting
   change . . . . . . . . . . . . . . .            6,900        (1,048)      9,321      13,130       10,025
 Minority interests   . . . . . . . . .            4,824         1,126         ---         ---          ---
                                              ----------     ---------   ---------   ---------    ---------
 Income (loss) before income taxes,
   extraordinary items and cumulative
   effect of accounting change  . . . .            2,076        (2,174)      9,321      13,130       10,025
 Income taxes     . . . . . . . . . . .              599           159       3,974       5,126        4,260
                                              ----------     ---------   ---------   ---------    ---------
 Income (loss) before extraordinary items
   and cumulative effect of accounting
   change   . . . . . . . . . . . . . .            1,477        (2,333)      5,347       8,004        5,765
 Extraordinary items:
   Loss from early extinguishment of debt,
     net of income tax benefit of $103 in
     1994, $312 in 1992 and $1,032 in
     1990   . . . . . . . . . . . . . .             (155)       (1,580)       (366)        ---       (1,874)
   Income tax benefit from net
     operating loss carryovers  . . . .              ---           ---         953         922        1,158
 Cumulative effect of change in
     accounting for income taxes. . . .              ---         2,353         ---         ---          ---
                                              ----------     ---------   ---------   ---------    ---------
 Net income (loss)    . . . . . . . . .       $    1,322     $  (1,560)  $   5,934   $   8,926    $   5,049
                                              ==========     =========   =========   =========    =========
Primary earnings per share:
 Income (loss) per common share before
   extraordinary items and cumulative
   effect of accounting change  . . . .       $      .15     $    (.29)  $     .68   $    1.57    $    1.15
 Net income  (loss)   . . . . . . . . .       $      .14     $    (.20)  $     .75   $    1.75    $    1.01
 Weighted average shares
     outstanding(1) . . . . . . . . . .            9,641         7,932       7,886       5,091        5,009

(1) Includes common and dilutive common equivalent shares outstanding.

                                                                         JUNE 30
                                                 ---------------------------------------------------------
                                                 1994           1993         1992         1991        1990
                                                 ----           ----         ----         ----        ----
                                                                   (IN THOUSANDS)

Balance Sheet Data:
         Working capital                      $  21,148      $  23,811    $  26,718   $  24,913    $ 11,722
         Total assets                           183,168        190,370      194,357     196,158     186,294
         Long-term debt                          67,707         77,429       84,879     119,188     124,876
         Class B preferred stock, Series 1987       ---            ---        2,500       2,537       2,537
         Stockholders' equity                    80,468         79,997       76,068      40,550      28,816

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             RESULTS OF OPERATIONS

    Operating revenues of the facilities are affected by changes in the rates the Company charges or by changes in the number of patient days in the period. Additionally, increases in one factor can offset decreases in the other. Patient days are primarily a function of the number of admissions multiplied by the average length of stay by all patients. Accordingly, increases in admissions can offset, in whole or in part, decreases in average length of stay.

    Generally, charges for each facility's services are reimbursed under third-party reimbursement programs at the amount billed or at a rate which can be less than the facility's charges. This lower rate can be based on a negotiated per diem amount or based on the facility's costs as audited or projected by the third-party payors. When operating revenues (charges) per patient day are higher than the negotiated per diem rate or the facility's costs, the difference is added to contractual adjustments. Bad debts consist primarily of the uncollectible commercial and self-pay accounts receivable.

    The Company records amounts due to or from third-party reimbursement sources based on its best estimates of amounts to be ultimately received or paid under cost reports filed with appropriate intermediaries, such as Blue Cross. The final determination of amounts earned under reimbursement programs is subject to review and audit by these intermediaries. Differences between amounts recorded as estimated settlements and the audited amounts are reflected as adjustments to the Company's net revenues in the period the final determination is made. During the years ended June 30, 1992, 1993, and 1994 the Company recorded contractual adjustment benefits of approximately $2,400,000, $2,300,000, and $1,400,000 respectively. The adjustments were made to reflect the combined effects of intermediary audits and the routine evaluation of prior year estimated settlements. There can be no assurances that any future adjustments will be of a favorable nature or of a magnitude comparable to those made in fiscal 1992, 1993, or 1994.

    Under certain state Medicaid programs, the Company received significant payments pursuant to enhanced reimbursement rates under disproportionate share programs in fiscal 1994, 1993 and 1992. Statutory changes will decrease the level of disproportionate share payments in the future. The Company is investigating certain cost saving and other measures to attempt partially to offset the effects of this decrease. In addition, many state Medicaid programs are seeking to control costs through relationships with managed care organizations. As a result, there can be no assurance as to the amounts or forms of disproportionate share payments or other Medicaid payments in future periods.

    In recent years, approximately 7% to 17% of the Company's patient revenues have come from CHAMPUS since some of the Company's hospitals are in close proximity to major military installations in the United States. Congress has imposed a reduction in the annual reimbursable length of stay for patients covered by the mental health benefits of CHAMPUS, a federal government health benefit program for the members (active and retired) of all seven uniformed services and their families. Effective October 1, 1991, CHAMPUS began to limit its coverage for hospital psychiatric services to 30 days for adult patients, 45 days for child and adolescent patients and 150 days for RTC services, subject to waivers which will be available under limited circumstances if an extension of the length of stay can be justified. The lengths of stay currently experienced by the Company for adult, child and adolescent hospital programs for CHAMPUS beneficiaries have usually been within the new limits applicable to hospital stays. See "Item 1. Business -- Sources of Revenue."

    The following table sets forth, for the periods indicated, certain items of the Company's Consolidated Statements of Operations as a percentage of the Company's net revenues.

                                                                 AS A PERCENTAGE OF NET REVENUES
                                                                       YEAR ENDED JUNE 30,
                                                                       -------------------
                                                                1994           1993           1992
                                                                ----           ----           ----
             Net revenues . . . . . . . . . . . . . .          100.0  %      100.0  %        100.0  %

             Salaries, wages and benefits . . . . . .           47.3          46.8            44.3
             Other operating expenses . . . . . . . .           31.3          29.7            29.3
             Provision for doubtful accounts  . . . .            4.3           6.0             6.3
             Depreciation and amortization  . . . . .            5.0           4.8             4.0
             Interest and other financing charges . .            6.5           7.0             7.6
             Loss on sales and closure of facilities             0.6           5.5             ---
             Restructuring and other charges  . . . .            ---           1.0             1.7
                                                               -----         -----           -----
             Income (loss) before minority interests,
               income taxes, extraordinary items and
               cumulative effect of accounting change            5.0  %       (0.8)  %         6.8  %
                                                               =====         ======          =====

             Net income (loss)  . . . . . . . . . . .            1.0  %       (1.1)  %         4.3  %
                                                               =====         ======          =====

1994 COMPARED TO 1993

    Net revenues for fiscal 1994 were $137.0 million compared to $136.4 million in fiscal 1993. Net outpatient revenues increased to $18.2 million for fiscal 1994, an increase of 43% over fiscal 1993, offsetting a decline in inpatient revenues of 9.6% from the prior year. Also, revenues from the managed care division (which began in October 1993) offset the revenues lost from the facilities that were sold during fiscal 1994. See "Item 1. Business--Acquisitions and Sales." Net outpatient revenues comprised 14.2% of total net patient revenues for fiscal 1994 compared to 9.5% for the prior year. Same store admissions increased 5% over the prior year while inpatient average length of stay declined from 18.3 days in fiscal 1993 to 17.6 days for fiscal 1994. Contractual adjustment benefits of approximately $1.4 and $2.3 million were recognized in fiscal 1994 and 1993, respectively, to reflect the combined effects of intermediary audits and the routine evaluation of prior year estimated settlements. There can be no assurances that any future adjustments will be favorable or of a comparable magnitude.

    Salaries, wages and benefits and other operating expenses were 78.6% of net revenues for fiscal 1994 compared to 76.5% for the prior year. Additional costs associated with the managed care operations and the start-up phase of subacute ventures exceeded the cost savings derived from the containment measures at the Company's inpatient facilities.

    The provision for doubtful accounts was 4.3% of net revenues for fiscal 1994 compared to 6.0% in fiscal 1993. The decrease reflects the shift in payor base toward more Medicaid, fixed rate, negotiated rate and cost-based contracts, as well as the increase in managed care revenues which are less susceptible to uncollectibility.

    Depreciation and amortization was 5.0% of net revenues for fiscal 1994 as compared to 4.8% in fiscal 1993. The increase relates primarily to depreciation and amortization of the preopening costs of the facility opened in January 1993, the amortization of cost in excess of net asset value and other intangibles associated with the acquisition of Florida Psychiatric Management, Inc., offset in part by the effect of the sales of the two facilities in fiscal 1994. See "Item 1. Business--Acquisitions and Sales."

    Interest and other financing charges decreased from 7.0% of net revenues for fiscal 1993 to 6.5% of net revenues for fiscal 1994. The decrease is attributable to reduced levels of debt during fiscal 1994.

    The Company recorded net charges totaling $802,000 in 1994 relating to the sale of certain inpatient facilities and closure of certain outpatient operations. The Company recorded a loss of $1,109,000 during 1993 from the closure of its leased facility, Oak Grove Hospital, in Concord, California. The loss includes provisions for severance expense and other expenses incurred with the termination of this lease. In addition, the Company recorded a provision for loss at June 30, 1993 for the potential sales of Cumberland Hospital in Fayetteville, NC and Harbor Oaks Hospital in Fort Walton Beach, FL of $6,415,000. The estimated losses were based on a letter of intent relating to the sale of the Cumberland facility and the existence of a lease with an option to purchase for the Harbor Oaks facility. The Cumberland facility was subsequently sold in August 1993. See "Item 1. Business--Acquisitions and Sales."

    The Company recorded a non-recurring charge of $1,367,000 in 1993 resulting primarily from a decision not to proceed with the development of additional inpatient psychiatric facilities in certain markets.

    Minority interests reflects the limited partners of Three Rivers Hospital's share of income before income taxes at that facility. See "Item 1. Business--Ownership Arrangements and Operating Agreements."

    The Company recognized an after-tax loss of $155,000 in 1994 from early extinguishment of the industrial revenue bonds in connection with the sale of Atlantic Shores Hospital. The Company recognized a loss of $1,580,000 on early extinguishment of a 16.1% subordinated note in fiscal 1993. These losses are reflected as extraordinary items in the consolidated statements of operations. See "Liquidity and Capital Resources" below.

    The Company had net income of $1,322,000 in fiscal 1994 compared to a net loss of $1,560,000 in fiscal 1993. Excluding the non- recurring charges noted above, the Company's operations continued to be adversely affected by reductions in third party reimbursement levels.

1993 COMPARED TO 1992

    Net revenues for fiscal 1993 were $136.4 million compared to $136.9 million in fiscal 1992. Same store patient days remained constant during the two years as increases in admissions of 10% were offset by reduced lengths of stay from
19.8 days to 18.3 days. Expanded outpatient and day treatment programs offset the declining reimbursement levels for inpatient care, allowing the Company to maintain approximately the same level of net revenues in 1993 and 1992. Contractual adjustment benefits from prior years totaling $2.3 million and $2.4 million are reflected in net revenues for 1993 and 1992, respectively, to reflect the combined effects of intermediary audits and the routine evaluation of prior year estimated settlements. There can be no assurances that any future adjustments will be favorable or of a comparable magnitude.

    Salaries, wages and benefits and other operating expenses were 76.5% of net revenues for 1993, as compared to 73.6% in 1992. A principal reason for the increase relates to the incremental costs associated with the development of outpatient revenue sources.

    The provision for doubtful accounts was 6.0% of net revenues for 1993, as compared to 6.3% for 1992. Although higher insurance deductibles and coinsurance levels resulted in increased amounts due from patients, increased emphasis on receivables allowed the Company to control this expense component.

    Depreciation and amortization was 4.8% of net revenues for 1993, as compared to 4.0% for 1992. The increase relates to depreciation of the Company's new management information system and amortization of preopening costs relating to the new facilities opened in the second quarter of fiscal 1992 and the third quarter of fiscal 1993. See "Item 1. Business--Acquisitions and Sales."

    Interest and other financing charges were 7.0% of net revenues for 1993 as compared to 7.6% in 1992. The decrease is attributable to reduced levels of debt during fiscal 1993.

    The Company recorded a loss of $1,109,000 during 1993 from the closure of its leased facility, Oak Grove Hospital, in Concord, California. The loss includes provisions for severance expense and other expenses incurred with the termination of this lease. In addition, the Company recorded a provision for loss at June 30, 1993 for the potential sales of Cumberland Hospital in Fayetteville, NC and Harbor Oaks Hospital in Fort Walton Beach, FL of $6,415,000. The estimated losses were based on a letter of intent relating to the sale of the Cumberland facility and the existence of a lease with an option to purchase for the Harbor Oaks facility. The Cumberland facility was subsequently sold in August 1993. See "Item 1. Business--Acquisitions and Sales."

    The Company recorded a non-recurring charge of $1,367,000 in 1993 resulting primarily from a decision not to proceed with the development of additional inpatient psychiatric facilities in certain markets. The Company recorded a non-recurring restructuring charge of $2,283,000 during 1992 resulting from the Company's reassessment of its strategic direction to meet the changing demands of both payors and the public. The 1992 charge included provisions for severance packages and for the potentially unrecoverable portion of an investment in a hospital joint venture. See "Item 1. Business--Ownership Arrangements and Operating Agreements."

    Minority interests reflect the limited partners of Three Rivers Hospital's share of income before income taxes at that facility for the 1993 fiscal year.

    The Company recognized a loss of $1,580,000 on the early extinguishment of a 16.1% subordinated note in fiscal 1993, which is reflected as an extraordinary item in the consolidated statements of operations. In fiscal 1992, the Company wrote off deferred loan costs of $678,000 ($366,000 after applicable income tax benefit) which is reflected as an extraordinary item in the consolidated statements of operations. The write-off resulted from the early retirement of the Company's $34 million bank term debt. See "Liquidity and Capital Resources" below. The Company realized income tax benefits of $953,000 in fiscal 1992 relating to the utilization of net operating loss carryovers of prior years, which is also reflected as an extraordinary item in the consolidated statements of operations.

    Effective July 1, 1992, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". The cumulative effect of adopting Statement No. 109 as of July 1, 1992 was to increase net income for the fiscal year ended June 30, 1993 by $2,353,000.

    The Company had a net loss of $1,560,000 in fiscal 1993 compared to net income of $5,934,000 in fiscal 1992. In addition to the charges noted above, the decrease resulted from disproportionate increases in salaries and certain operating costs.

IMPACT OF INFLATION

    The psychiatric hospital industry is labor intensive, and wages and related expenses increase in inflationary periods. Additionally, suppliers generally seek to pass along rising costs to the Company in the form of higher prices. The Company monitors the operations of its facilities to mitigate the effect of inflation and the increase in costs of health care. To the extent possible, the Company seeks to offset increased costs through increased rates, new programs, and operating efficiencies. However, changes in reimbursement patterns may hinder the Company's ability to realize the full effect of rate increases. To date, inflation has not had a significant impact on operations.


                        LIQUIDITY AND CAPITAL RESOURCES

    On February 10, 1994, the Company sold its Atlantic Shores Hospital for $4.8 million. The $4.3 million outstanding balance of the industrial revenue bonds associated with that facility was repaid with the proceeds from such sale.

    On August 31, 1993, the Company sold its Cumberland Hospital for $12.3 million. Of the total proceeds, $10.9 million was restricted for the repayment of debt as such amounts become due. At June 30, 1994, $5.3 million was still available and is included in restricted cash on the consolidated balance sheet.

    On June 30, 1993, the interests in the Company controlled by Paul J. Ramsay, the Company's Chairman, were recapitalized. The Company issued 142,486 shares of Class B Preferred Stock, Series C (the "Series C Preferred Stock") in exchange for all outstanding shares of the Company's Class B Preferred Stock, Series 1987, the Company's $2 million 16.1% Subordinated Promissory Note and $500,000 in cash. The Series C Preferred Stock has ten votes per share and is convertible at the option of the holder into ten shares of the Company's common stock. It pays a 5% per annum dividend and has a $50.84 liquidation preference.

    On May 21, 1993, the Company finalized a credit facility for letters of credit (to support the Company's outstanding variable rate industrial revenue bonds) and working capital (the "1993 Credit Facility"). The 1993 Credit Facility includes $27.5 million in letters of credit and a $4 million working capital facility, which replace similar components of the 1990 Credit Facilities described below. The 1993 Credit Facility expires on May 15, 1996. There were no amounts outstanding under the working capital facility at June 30, 1994 or 1993.

    On July 30, 1991, the Company completed a public offering (the "Public Offering") of 2,700,000 shares of Common Stock from which it received net proceeds (after payment of expenses) of $31,038,000 (including proceeds received by the Company from the exercise of certain warrants by certain of the selling stockholders in such offering). The net proceeds from this offering, together with approximately $1,250,000 of the Company's internally generated funds, were used to repay in full the remaining unpaid principal of the Bank Term Debt referred to below.

    On April 30, 1990, the Company completed the refinancing of its then existing senior debt and a portion of its subordinated debt and entered into new credit agreements (the "1990 Credit Facilities") with a group of insurance companies and with a group of banks. The 1990 Credit Facilities included $56,500,000 in senior secured notes, $34,000,000 in bank term debt (the "Bank Term Debt"), approximately $31,000,000 in letters of credit (the "Bank Letters of Credit"), $3,000,000 in subordinated secured notes and $5,000,000 in a working capital facility (the "Bank Working Capital Facility"). The senior secured notes bear interest at 11.6% and are due in semi-annual installments beginning March 31, 1993 and ending on March 31, 2000. The Bank Term Debt bore interest at a variable rate, which at June 30, 1991 was 9.75%, and was due in quarterly installments beginning March 31, 1991 with the balance due on April 30, 1998. The Bank Term Debt was repaid with the Company's net proceeds from the Public Offering and the Company's internally generated funds. The subordinated secured notes bear interest at 15.6% and are due in semi-annual installments beginning March 31, 1994 and ending on March 31, 2000.

    The Company's current primary cash requirements relate to its normal operating and debt service expenses, routine capital improvements at its facilities and the expansion of its outpatient programs. In addition, at the current time, the Company's specific development projects include ongoing expansion of its subacute ventures, its management contract operations and its network of affiliations with medical/surgical hospitals and other healthcare providers. At the current time, the Company does not have any commitments to make any material capital expenditures. In connection with any future acquisitions, the Company may determine to make capital improvements at the acquired facilities, although it is the Company's intention to acquire facilities requiring low capital investment. On the basis of its historical experience and projected cash needs, the Company believes that its internally generated funds from operations, together with its $4,000,000 working capital facility and funds derived from any future asset sales will be sufficient to fund its current cash requirements and future identifiable needs. At the present time, the Company does not have any agreement to sell any of its assets.

    The Company is also considering various options regarding the expansion of its managed care operations. Additional sources of capital would be required to undertake this expansion. There can be no assurances that the Company will expand its managed care operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Financial statements of the Company and its consolidated subsidiaries are set forth herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information with respect to the Company's executive officers is contained in Part I under "Item 1. Business -- Executive Officers of the Registrant." The information required by this Item with respect to directors will be contained in the Company's definitive Proxy Statement ("Proxy Statement") for its 1994 Annual Meeting of Stockholders to be held on November 28, 1994 and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 1994.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required with respect to this Item will be contained in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required with respect to this Item will be contained in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required with respect to this Item will be contained in the Proxy Statement, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (A) DOCUMENTS FILED AS PART OF THE REPORT:

  1.  FINANCIAL STATEMENTS

  Information with respect to this Item is contained on Pages F-1 to F-19 of this Annual Report on Form 10-K.

  2.  FINANCIAL STATEMENT SCHEDULES

  Information with respect to this Item is contained on Pages S-1 to S-5 of this Annual Report on Form 10-K.

  3.  EXHIBITS

  Information with respect to this Item is contained in the attached Index to Exhibits.

  (B)  REPORTS ON FORM 8-K:

  There were no reports on Form 8-K filed by the Company for the quarter ended June 30, 1994.

  (C)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K:

  Exhibits required to be filed by the Company pursuant to Item 601 of Regulation S-K are contained in Exhibits listed in response to Item 14(a)3, and are incorporated herein by reference. The management contracts and compensatory plans and arrangements required to be filed as an Exhibit to this Form 10-K are listed in Exhibits 10.71, 10.72, 10.73, 10.74, 10.75,
  10.81, 10.82 and 10.83.

                               POWER OF ATTORNEY


  The registrant, and each person whose signature appears below, hereby appoints Gregory H. Browne and Thomas M. Haythe as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.

Dated:

                                           RAMSAY HEALTH CARE, INC.

OCTOBER 3, 1994                               By /s/ GEREGORY H. BROWNE
                                              GREGORY H. BROWNE
                                              CHIEF EXECUTIVE OFFICER, PRINCIPAL
                                              FINANCIAL AND ACCOUNTING OFFICER
                                              AND DIRECTOR

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


DATE                                       SIGNATURE/TITLE
- - - ----                                       ---------------

Dated:

October 3, 1994                            By /s/ PAUL J. RAMSAY
                                              Paul J. Ramsay
                                              Chairman of the Board
                                              and Director

Dated:

October 3, 1994                            By /s/ GREGORY H. BROWNE
                                              Gregory H. Browne
                                              Chief Executive Officer, Principal
                                              Financial and Accounting Officer
                                              and Director


Dated:

October 3, 1994                            By /s/ AARON BEAM, JR.
                                              Aaron Beam, Jr.
                                              Director

DATE                                       SIGNATURE/TITLE
- - - ----                                       ---------------

Dated:

                                           By____________________________
                                              Peter J. Evans
                                              Director

Dated:

October 3, 1994                            By /s/ ROBERT E. GALLOWAY
                                              Robert E. Galloway
                                              Director

Dated:

October 3, 1994                            By /s/ THOMAS M. HAYTHE
                                              Thomas M. Haythe
                                              Director

Dated:

October 3, 1994                            By /s/ STEVEN J. SHULMAN
                                              Steven J. Shulman
                                              Director

Dated:

October 3, 1994                            By /s/ MICHAEL S. SIDDLE
                                              Michael S. Siddle
                                              Director

Dated:

                                           By__________________________
                                              Bruce R. Soden
                                              Senior Vice President and
                                              Director

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

    The following consolidated financial statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 14(a)(1):

                                                                                     PAGE
                                                                                     NUMBER
                                                                                     ------
Report of Independent Auditors  . . . . . . . . . . . . . . . . . .                   F-3
Consolidated Balance Sheets -- June 30, 1994 and 1993 . . . . . . .                   F-4
Consolidated Statements of Operations-- For the Years Ended . . . .
  June 30, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . .                   F-6
Consolidated Statements of Stockholders' Equity  -- For
  the Years Ended June 30, 1994, 1993 and 1992  . . . . . . . . . .                   F-7
Consolidated Statements of Cash Flows -- For the Years
  Ended June 30, 1994, 1993 and 1992  . . . . . . . . . . . . . . .                   F-8
Notes to Consolidated Financial Statements  . . . . . . . . . . . .                   F-9


    The following Financial Statement Schedules of the Registrant and its subsidiaries are submitted herewith in response to Item 14(a)(2):

  IV      -- Indebtedness of and to Related Parties -- Not Current                  S-1
   V      -- Property and Equipment. . . . . . . . . . . . . . . . . .              S-2
  VI      -- Accumulated Depreciation, Depletion and Amortization of
              Property and Equipment . . . . . . . . . . . . . . . . .              S-3
VIII      -- Valuation and Qualifying Accounts . . . . . . . . . . . .              S-4
   X      -- Supplementary Income Statement Information. . . . . . . .              S-5

    All other schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements including the notes thereto.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
RAMSAY HEALTH CARE, INC.

    We have audited the accompanying consolidated balance sheets of Ramsay Health Care, Inc. and Subsidiaries as of June 30, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1994. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ramsay Health Care, Inc. and Subsidiaries at June 30, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

    As discussed in the Note on Income Taxes on page F-13 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993.

                                                  ERNST & YOUNG LLP

New Orleans, Louisiana
September 1, 1994

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                               JUNE 30
                                                                    ----------------------------
                                                                    1994                    1993
                                                                    ----                    ----
ASSETS

Current assets
   Cash and cash equivalents  . . . . . . . . . . . . . .     $    6,207,000         $    10,682,000
   Restricted cash  . . . . . . . . . . . . . . . . . . .          5,311,000                     ---
   Patient accounts receivable, less allowances for
     doubtful accounts of $3,925,000 and $4,955,000
     at June 30, 1994 and 1993, respectively  . . . . . .         23,019,000              26,696,000
   Amounts due from third-party contractual agencies  . .          6,604,000               4,971,000
   Other accounts receivable  . . . . . . . . . . . . . .          2,139,000               1,356,000
   Other current assets . . . . . . . . . . . . . . . . .          3,040,000               3,385,000
                                                              --------------         ---------------
     Total current assets . . . . . . . . . . . . . . . .         46,320,000              47,090,000




Other assets
   Cash held in trust . . . . . . . . . . . . . . . . . .          1,805,000               2,611,000
   Cost in excess of net asset value of purchased
     businesses . . . . . . . . . . . . . . . . . . . . .         12,042,000               4,699,000
   Unamortized preopening and loan costs  . . . . . . . .          3,731,000               3,664,000
   Other intangible assets  . . . . . . . . . . . . . . .          3,048,000                     ---
   Real estate held for sale  . . . . . . . . . . . . . .          1,150,000               1,150,000
   Other non-current assets . . . . . . . . . . . . . . .          4,911,000               4,141,000
                                                              --------------         ---------------
                                                                  26,687,000              16,265,000




Property and equipment
   Land . . . . . . . . . . . . . . . . . . . . . . . . .          9,009,000               9,995,000
   Building and improvements  . . . . . . . . . . . . . .        118,555,000             134,468,000
   Equipment, furniture and fixtures  . . . . . . . . . .         20,626,000              18,419,000
                                                              --------------         ---------------
                                                                 148,190,000             162,882,000
   Less accumulated depreciation  . . . . . . . . . . . .         38,029,000              35,867,000
                                                              --------------         ---------------
                                                                 110,161,000             127,015,000
                                                              --------------         ---------------

                                                              $  183,168,000         $   190,370,000
                                                              ==============         ===============




                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                      F-4

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                                 JUNE 30
                                                                           -----------------------
                                                                           1994               1993
                                                                           ----               ----
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable  . . . . . . . . . . . . . . . . . . .         $    2,306,000     $    4,790,000
    Accrued salaries and wages  . . . . . . . . . . . . . .              4,291,000          3,760,000
    Other accrued liabilities   . . . . . . . . . . . . . .              4,386,000          1,467,000
    Amounts due to third-party contractual agencies   . . .              4,729,000          6,114,000
    Current portion of long-term debt   . . . . . . . . . .              9,460,000          7,148,000
                                                                    --------------     --------------
         Total current liabilities  . . . . . . . . . . . .             25,172,000         23,279,000

Deferred income taxes . . . . . . . . . . . . . . . . . . .              4,932,000          6,120,000

Liabilities for unpaid self-insurance claims,
    less current portion  . . . . . . . . . . . . . . . . .              1,341,000          2,419,000

Long-term debt, less current portion  . . . . . . . . . . .             67,707,000         77,429,000

Minority interests  . . . . . . . . . . . . . . . . . . . .              3,548,000          1,126,000

Stockholders' equity
    Class A convertible preferred stock, $1 par value--
      authorized 800,000 shares; issued 22,910 shares   . .                 23,000             23,000
    Class B convertible preferred stock, $1 par value,
       authorized 152,321 shares--Series C, issued 142,486
       shares (liquidation value of $7,244,000) including
       accrued dividends of $91,000 at June 30, 1994  . . .                233,000            142,000
    Common stock, $.01 par value--authorized 20,000,000
      shares; issued 8,200,760 shares at June 30, 1994 and
      8,087,926 shares at June 30, 1993   . . . . . . . . .                 82,000             81,000
    Additional paid-in capital  . . . . . . . . . . . . . .            100,048,000         99,847,000
    Retained earnings (deficit)   . . . . . . . . . . . . .            (16,483,000)       (17,805,000)
    Treasury stock--481,750  common shares at June 30, 1994
             and 321,750 common shares at June 30,
             1993, at cost. . . . . . . . . . . . . . . . .             (3,435,000)        (2,291,000)
                                                                    --------------     --------------
         Total stockholders' equity   . . . . . . . . . . .             80,468,000         79,997,000
                                                                    --------------     --------------
                                                                    $  183,168,000     $  190,370,000
                                                                    ==============     ==============



                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                      F-5

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              YEAR ENDED JUNE 30
                                                                              ------------------
                                                                 1994                 1993              1992
                                                                 ----                 ----              ----
NET REVENUES  . . . . . . . . . . . . . . . . . . . .        $137,002,000       $ 136,354,000      $ 136,946,000
Operating expenses:
   Salaries, wages and benefits   . . . . . . . . . .          64,805,000          63,810,000         60,626,000
   Other operating expenses   . . . . . . . . . . . .          42,907,000          40,454,000         40,161,000
   Provision for doubtful accounts  . . . . . . . . .           5,846,000           8,148,000          8,628,000
   Depreciation and amortization  . . . . . . . . . .           6,836,000           6,605,000          5,439,000
   Interest and other financing charges   . . . . . .           8,906,000           9,494,000         10,488,000
   Loss on sales and closure of facilities  . . . . .             802,000           7,524,000                ---
   Restructuring and other charges  . . . . . . . . .                 ---           1,367,000          2,283,000
                                                             ------------       -------------      -------------
TOTAL OPERATING EXPENSES  . . . . . . . . . . . . . .         130,102,000         137,402,000        127,625,000
                                                             ------------       -------------      -------------
INCOME (LOSS) BEFORE MINORITY INTERESTS,
   INCOME TAXES, EXTRAORDINARY ITEMS AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE   . . . . .           6,900,000          (1,048,000)         9,321,000
Minority interests  . . . . . . . . . . . . . . . . .           4,824,000           1,126,000                ---
                                                             ------------       -------------      -------------
INCOME (LOSS) BEFORE INCOME TAXES,
   EXTRAORDINARY ITEMS AND CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE  . . . . . . . . . . .           2,076,000          (2,174,000)         9,321,000
Provision for income taxes  . . . . . . . . . . . . .             599,000             159,000          3,974,000
                                                             ------------       -------------      -------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE   . . . . .           1,477,000          (2,333,000)         5,347,000
Extraordinary items:
   Loss from early extinguishment of debt, less
     applicable income tax benefit of $103,000 in 1994 and
     $312,000 in 1992   . . . . . . . . . . . . . . .            (155,000)         (1,580,000)          (366,000)
   Reduction in federal and state income taxes from
     utilization of net operating loss carryovers   .                 ---                 ---            953,000
                                                             ------------       -------------      -------------
                                                                 (155,000)         (1,580,000)           587,000
Cumulative effect of change in accounting for
     income taxes   . . . . . . . . . . . . . . . . .                 ---           2,353,000                ---
                                                             ------------       -------------      -------------
NET INCOME (LOSS) . . . . . . . . . . . . . . . . . .        $  1,322,000       $  (1,560,000)     $   5,934,000
                                                             ============       =============      =============

Income (loss) per common and dilutive common
   equivalent share:
   Primary:
     Before extraordinary items and cumulative
     effect of accounting change  . . . . . . . . . .        $       0.15       $       (0.29)     $        0.68
     Extraordinary items:
       Loss from early extinguishment of debt   . . .               (0.01)              (0.20)             (0.05)
       Utilization of net operating loss carryovers                   ---                 ---               0.12
                                                             ------------       -------------       ------------
                                                                    (0.01)              (0.20)              0.07
     Cumulative effect of change in accounting for
       income taxes   . . . . . . . . . . . . . . . .                 ---                0.29                ---
                                                             ------------       -------------      -------------
                                                             $       0.14       $       (0.20)     $        0.75
                                                             ============       =============      =============
   Fully diluted:
     Before extraordinary items and cumulative effect of
     accounting change  . . . . . . . . . . . . . . .        $       0.15       $       (0.29)     $        0.66
     Extraordinary items:
       Loss from early extinguishment of debt   . . .               (0.01)              (0.20)             (0.05)
       Utilization of net operating loss carryovers                   ---                 ---               0.12
                                                             ------------       -------------       ------------
                                                                    (0.01)              (0.20)              0.07
     Cumulative effect of change in accounting for
       income taxes   . . . . . . . . . . . . . . . .                 ---                0.29                ---
                                                             ------------       -------------      -------------
                                                             $       0.14       $       (0.20)     $        0.73
                                                             ============       =============      =============
Weighted average number of shares outstanding:
   Primary  . . . . . . . . . . . . . . . . . . . . .           9,641,000           7,932,000          7,886,000
   Fully diluted  . . . . . . . . . . . . . . . . . .           9,679,000           7,932,000          8,159,000




                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                      F-6

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               CLASS B
                                                 CLASS A    CONVERTIBLE
                                               CONVERTIBLE   PREFERRED            ADDITIONAL      RETAINED
                                                PREFERRED     STOCK      COMMON    PAID-IN       EARNINGS       TREASURY
                                                  STOCK      SERIES C    STOCK     CAPITAL       (DEFICIT)       STOCK
                                                  -----      --------    -----     -------       ---------       -----
BALANCE AT JULY 1, 1991 . . . . . . . . .      $313,000   $     ---   $ 50,000 $ 62,366,000  $(22,179,000) $       ---

Exercise of stock options (28,833 shares)           ---         ---        ---      281,000           ---          ---
Dividends accrued on Class B redeemable
    convertible preferred stock . . . . .           ---         ---        ---     (150,000)          ---          ---
Purchase of treasury stock (201,750
   shares). . . . . . . . . . . . . . . .           ---         ---        ---          ---           ---   (1,585,000)
 Issuance of common stock (2,700,000
   shares)  . . . . . . . . . . . . . . .           ---         ---     27,000   30,158,000           ---          ---
Exercise of warrants (90,832 shares)  . .           ---         ---      1,000      852,000           ---          ---
Conversion of Class A convertible
   preferred stock (290,590 shares) . . .      (290,000)        ---      3,000      287,000           ---          ---
Net income  . . . . . . . . . . . . . . .           ---         ---        ---          ---     5,934,000          ---
                                               --------   ---------   -------- ------------  ------------  -----------

BALANCE AT JUNE 30, 1992  . . . . . . . .        23,000         ---     81,000   93,794,000   (16,245,000)  (1,585,000)

Dividends accrued on Class B redeemable
   convertible preferred stock  . . . . .           ---         ---        ---     (150,000)          ---          ---
Purchase of treasury stock (120,000 shares)         ---         ---        ---          ---           ---     (706,000)
Issuance of Class B preferred stock,
   Series C (142,486 shares)  . . . . . .           ---     142,000        ---    6,203,000           ---          ---
Net loss  . . . . . . . . . . . . . . . .           ---         ---        ---          ---    (1,560,000)         ---
                                               --------   ---------   -------- ------------  ------------  -----------

BALANCE AT JUNE 30, 1993  . . . . . . . .        23,000     142,000     81,000   99,847,000   (17,805,000)  (2,291,000)

Exercise of stock options (112,834 shares)          ---         ---      1,000      565,000           ---          ---
Dividends accrued on Class B
   convertible preferred stock, Series C            ---      91,000        ---     (364,000)          ---          ---
Purchase of treasury stock (160,000 shares)         ---         ---        ---          ---                 (1,144,000)
Net income  . . . . . . . . . . . . . . .           ---         ---        ---          ---     1,322,000          ---
                                               --------   ---------   -------- ------------  ------------  -----------
BALANCE AT JUNE 30, 1994  . . . . . . . .      $ 23,000   $ 233,000   $ 82,000 $100,048,000  $(16,483,000) $(3,435,000)
                                               ========   =========   ======== ============  ============  ===========




                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                      F-7

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year Ended June 30
                                                                  -----------------------------------------
                                                                  1994               1993              1992
                                                                  ----               ----              ----
Cash flows from operating activities
Net income (loss) . . . . . . . . . . . . . . . . . .       $   1,322,000      $   (1,560,000)    $    5,934,000
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Cumulative effect of change in accounting for
      income taxes  . . . . . . . . . . . . . . . . .                 ---          (2,353,000)               ---
    Depreciation and amortization   . . . . . . . . .           7,638,000           7,173,000          5,955,000
    Loss on early extinguishment of debt  . . . . . .             258,000           1,580,000            678,000
    Write-off of development and other costs  . . . .                 ---           1,367,000                ---
    (Gain) loss on disposal of assets   . . . . . . .             722,000            (121,000)               ---
    Provision for deferred income taxes   . . . . . .          (1,188,000)           (696,000)         1,890,000
    Provision for doubtful accounts   . . . . . . . .           5,846,000           8,148,000          8,628,000
    Provision for loss on sales and closure of
      facilities  . . . . . . . . . . . . . . . . . .                 ---           6,415,000                ---
    Minority interests  . . . . . . . . . . . . . . .           4,824,000           1,126,000                ---
    Cash flows from (increase) decrease in operating
      assets:
      Patient accounts receivable   . . . . . . . . .          (2,169,000)         (8,833,000)        (8,690,000)
      Other current assets  . . . . . . . . . . . . .          (2,071,000)          1,233,000           (150,000)
      Other non-current assets  . . . . . . . . . . .            (554,000)            164,000            257,000
    Cash flows from increase (decrease) in
      operating liabilities:
      Accounts payable  . . . . . . . . . . . . . . .          (2,484,000)            940,000           (814,000)
      Accrued salaries, wages and other liabilities             3,150,000            (674,000)        (2,664,000)
      Unpaid self-insurance claims  . . . . . . . . .          (1,078,000)           (456,000)           203,000
      Amounts due to third-party contractual agencies          (1,385,000)            724,000         (1,580,000)
                                                            -------------      --------------      -------------
         Total adjustments  . . . . . . . . . . . . .          11,509,000          15,737,000          3,713,000
                                                            -------------      --------------      -------------
            Net cash provided by operating activities          12,831,000          14,177,000          9,647,000
                                                            -------------      --------------      -------------
Cash flows from investing activities
    Proceeds from sale of assets  . . . . . . . . . .          16,422,000             300,000                ---
    Acquisitions of businesses  . . . . . . . . . . .          (6,022,000)                ---                ---
    Expenditures for property and equipment   . . . .          (5,070,000)         (3,569,000)        (5,206,000)
    Purchase of facilities  . . . . . . . . . . . . .                 ---          (2,000,000)        (2,100,000)
    Development project costs   . . . . . . . . . . .            (388,000)         (1,878,000)               ---
    Preopening costs  . . . . . . . . . . . . . . . .          (2,195,000)           (905,000)          (661,000)
                                                            -------------      --------------      -------------
            Net cash provided by (used in)
              investing activities. . . . . . . . . .           2,747,000          (8,052,000)        (7,967,000)
                                                            -------------      --------------      -------------
Cash flows from financing activities
    Loan costs  . . . . . . . . . . . . . . . . . . .            (222,000)         (1,619,000)          (711,000)
    Proceeds from sale/leaseback of equipment   . . .                 ---           1,857,000                ---
    Distribution to minority interests  . . . . . . .          (2,741,000)                ---                ---
    Proceeds from exercise of options and warrants  .             566,000                 ---          1,134,000
    Payment on debt   . . . . . . . . . . . . . . . .         (11,734,000)         (3,884,000)       (34,317,000)
    Payment of preferred stock dividends  . . . . . .            (273,000)           (150,000)          (187,000)
    Issuance of Class B Preferred Stock, Series C   .                 ---             265,000                ---
    Issuance of common stock  . . . . . . . . . . . .                 ---                 ---         30,185,000
    Purchase of treasury stock  . . . . . . . . . . .          (1,144,000)           (706,000)        (1,585,000)
    Restricted cash   . . . . . . . . . . . . . . . .          (5,311,000)                ---                ---
    Cash held in trust  . . . . . . . . . . . . . . .             806,000             166,000            329,000
                                                            -------------      --------------      -------------
            Net cash used in financing activities   .         (20,053,000)         (4,071,000)        (5,152,000)
                                                            -------------      --------------      -------------
  Net increase (decrease) in cash and
    cash equivalents  . . . . . . . . . . . . . . . .          (4,475,000)          2,054,000         (3,472,000)
  Cash and cash equivalents at beginning of year  . .          10,682,000           8,628,000         12,100,000
                                                            -------------      --------------      -------------
  Cash and cash equivalents at end of year  . . . . .       $   6,207,000      $   10,682,000      $   8,628,000
                                                            =============      ==============      =============
  Supplemental disclosures of cash flow information
  Cash paid during the year for:
    Interest (net of amount capitalized)  . . . . . .       $   8,064,000      $    8,788,000      $  11,740,000
    Income taxes  . . . . . . . . . . . . . . . . . .             398,000           1,780,000          1,096,000




                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                      F-8

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- - - ------------------------------------------

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

INDUSTRY

     The Company is a provider of a full continuum of behavioral health services. Its facilities division operates private, free-standing acute care psychiatric hospitals as well as outpatient day hospitals, freestanding day treatment centers, subacute units, and residential treatment centers. Its managed care division provides managed mental health care services.

AFFILIATED COMPANIES

     Ramsay Holdings HSA Limited ("Holdings") owns approximately 18% of the outstanding Common Stock of the Company and 50% of the outstanding Class B Convertible Preferred Stock, Series C of the Company. Paul Ramsay Holdings Pty. Limited owns the remaining 50% of the outstanding Class B Convertible Preferred Stock, Series C. Together, these two entities affiliated with Paul
J. Ramsay own common stock and preferred stock in the Company which in total represents an approximate 31% voting interest.

MEDICARE AND OTHER CONTRACTED REIMBURSEMENT PROGRAMS

     Net revenues include estimated reimbursable amounts from Medicare and other contracted reimbursement programs. Amounts received by the Company for treatment of patients covered by such programs, which may be based on the cost of services provided or predetermined rates, are generally less than the established billing rates of the Company's hospitals. Final determination of amounts earned under contracted reimbursement programs is subject to review and audit by the appropriate agencies. See Note on Reimbursement from Third-Party Contractual Agencies.

CHARITY CARE

     The Company provides care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported as revenue.

INTANGIBLE ASSETS

     Cost in excess of net asset value of purchased businesses is amortized on a straight-line basis, over periods ranging from fifteen to forty years. Other intangible assets, principally the value assigned to acquired clinical protocols and contracts related to the managed care division, are amortized on a straight-line basis over a fifteen year period.

     Preopening costs, principally salaries and other costs incurred prior to opening a new facility or program, are deferred and amortized on a straight-line basis over two years.

     Loan costs are amortized ratably over the life of the loan and are included in interest expense. In fiscal 1994, the Company wrote off $258,000 of deferred loan costs ($155,000 after applicable income tax benefit) in connection with the early retirement of the bonds associated with Atlantic Shores Hospital which was sold in February 1994. In fiscal 1993, the Company incurred approximately $1,573,000 in deferred loan costs in connection with the refinancing of its debt under the 1993 Credit Facilities. In fiscal 1992, the Company wrote off $678,000 of deferred loan costs ($366,000 after applicable income tax benefit) in connection with the early retirement of its $34 million bank term debt.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     Accumulated amortization of the Company's intangible assets as of June 30, 1994 and 1993 was $9,896,000 and $10,311,000, respectively.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. The Company capitalizes interest, salaries and other costs for site selection and design incurred during the construction period. Upon sale or retirement of property or equipment, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations.

     Depreciation is computed substantially on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes. The general range of estimated useful lives is twenty to forty years for buildings and five to twenty years for equipment.

PROFESSIONAL AND GENERAL LIABILITY INSURANCE

     The Company maintains a self-insurance program for its hospital professional liability insurance and commercial and general liability insurance. The Company and its facilities are insured for professional and general liability in the aggregate amount of $25 million with self-insured retentions of $500,000 per claim. It is the Company's policy to record the liability for uninsured losses related to asserted and unasserted claims arising from reported incidents and losses related to unreported incidents based upon an actuarial valuation of the Company's past experience and other relevant information.

INCOME TAXES

     The Company recognizes deferred income taxes on significant temporary differences between financial statement and income tax reporting. The Company adopted FASB Statement No. 109 as of July 1, 1992 (See note on Income Taxes on page F-13).

RESTRUCTURING AND OTHER CHARGES

     In 1993, the Company recorded a non-recurring charge of $1,367,000 resulting primarily from a decision not to develop additional inpatient psychiatric facilities in certain markets. In 1992, the Company recorded a charge against earnings of $2,283,000 reflecting the reassessment of its strategic direction. The 1992 charge included provisions for severance packages and for the potential unrecoverable portion of an investment in a hospital joint venture.

EARNINGS PER SHARE

     Primary earnings per share are calculated by dividing income before extraordinary items and cumulative effect of accounting change and net income by the weighted average number of common and dilutive common equivalent shares outstanding during each period. The Company's common stock equivalents include Class A Convertible Preferred Stock, Class B Convertible Preferred Stock, Series C and stock options and warrants to purchase Common Stock. Fully diluted earnings per share are calculated assuming the conversion of the Class B redeemable convertible preferred stock prior to its exchange on June 30, 1993; see note on Related Party Transactions.

MINORITY INTERESTS

     The equity of minority shareholders or partners in Company subsidiaries is reported on the balance sheet as minority interests. Minority interests reflect changes for the respective share of income of the subsidiaries attributable to the minority shareholders or partners, the effect of which is also reflected in the results of operations of the Company, and for distributions made to the minority shareholders or partners.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

CASH EQUIVALENTS

     Cash equivalents include short-term, highly liquid interest-bearing investments, consisting primarily of certificates of deposit, commercial paper and money market mutual funds. The carrying values of these cash equivalents approximate fair value.

RESTRICTED CASH

     Restricted cash represents the remaining proceeds from the sale of Cumberland Hospital that are held in trust for the repayment of debt. The carrying value of restricted cash approximates fair value.

CASH HELD IN TRUST

     Cash held in trust is revocable by the Company under certain circumstances and includes cash and short-term investments for payment of self-insurance losses. The carrying value of this cash held in trust approximates fair value.

ACQUISITIONS AND SALES
- - - ----------------------

     In August 1991, the Company purchased a 72-bed hospital facility in San Antonio, Texas and other personal property for a cash purchase price of $2,100,000. After refurbishments and renovations totaling approximately $1,800,000, the facility, Mission Vista Hospital, opened as a 66-bed facility in November 1991.

     In December 1991, the Company entered into a one-year lease for a 36-bed facility in Concord, California. The Company had an option to purchase this facility for $1,050,000, which expired in December 1992. The Company did not exercise this option, terminated operations at this facility in September 1992, and recognized a loss of $1,109,000 on closure.

     In November 1992, the Company purchased a 64-bed facility in Covington, Louisiana for $2,000,000. The facility, Three Rivers Hospital, opened in January 1993.

     In January 1993, the Company terminated operations at its facility in Fort Walton Beach, Florida and subsequently leased that facility to another health care provider. That lease gives the lessee the option to purchase the facility at a fixed price. The Company recognized a provision for loss on potential sale of this facility of approximately $2.8 million in 1993. The cost and accumulated depreciation relating to this facility are approximately $8,900,000 and $4,800,000, respectively, at June 30, 1994.

     In June 1993, the Company signed a letter of intent to sell its Cumberland Hospital in Fayetteville, North Carolina for approximately $12.3 million. In connection with this sale, the Company wrote off approximately $4 million of costs in excess of net asset value of purchased businesses and recorded an overall provision for loss of approximately $3.6 million in 1993. The sale of the facility was completed in August 1993.

     In October 1993, the Company purchased the stock of Florida Psychiatric Management, Inc., a regional provider of mental health care cost management services based in Orlando, Florida for a cash payment of $4.0 million, the issuance of an aggregate of $2.5 million of three-year 7% debentures, and contingent consideration based on the attainment of certain earnings and revenue levels over the ensuing two years. In connection with this acquisition, the Company recorded cost in excess of net asset value of purchased businesses and other intangible assets of approximately $3.9 million and $3 million, respectively.

     In February 1994, the Company sold its 50-bed Atlantic Shores Hospital in Daytona Beach, Florida for $4.8 million.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     In June 1994, the Company purchased the assets and assumed certain liabilities of Human Dynamics Institute, a Phoenix Arizona- based managed mental health business for a cash payment of $1.0 million, a three-year, $1.0 million note bearing interest at 8.25%, 172,850 shares of common stock of Ramsay Managed Care, Inc., a subsidiary of the Company, and contingent consideration based upon the attainment of certain revenue levels over the ensuing two years. In connection with this acquisition, the Company recorded cost in excess of net asset value of purchased businesses totalling approximately $3 million.

     The operations of Florida Psychiatric Management, Inc. and Human Dynamics Institute are included in the consolidated statements of operations from the dates of acquisition. Unaudited pro forma consolidated operating results of the Company as if the acquisitions had occurred as of July 1, 1992, are as follows:

                                                                            YEAR ENDED JUNE 30
                                                                         ------------------------
                                                                         1994                1993
                                                                         ----                ----
Net revenues  . . . . . . . . . . . . . . . . . . .                $  142,970,000       $ 145,818,000
Income (loss) before extraordinary items and
   cumulative effect of accounting change . . . . .                       797,000          (2,691,000)
Net income (loss) . . . . . . . . . . . . . . . . .                       642,000          (1,918,000)

Per share amounts (primary and fully diluted):
   Income (loss) before extraordinary items and
     cumulative effect of accounting change . . . .                         $0.08              $(0.34)
   Net income (loss)  . . . . . . . . . . . . . . .                          0.07               (0.24)

LONG-TERM DEBT
- - - --------------

    The Company's long-term debt is as follows: . .

                                                                                   JUNE 30
                                                                           -----------------------
                                                                           1994               1993
                                                                           ----               ----
    11.6% Senior secured notes due March 31, 2000   . . . . .       $   48,025,000      $  53,675,000
    Variable rate revenue bonds through 2015  . . . . . . . .           21,000,000         26,200,000
    15.6% Subordinated secured notes due March 31, 2000   . .            2,769,000          3,000,000
    7% debentures due quarterly through October 31, 1996  . .            2,292,000                ---
    8.25% note payable due monthly through June 30, 1997  . .            1,000,000                ---
    Capital lease obligation  . . . . . . . . . . . . . . . .            1,318,000          1,700,000
    Other notes payable   . . . . . . . . . . . . . . . . . .              763,000              2,000
                                                                    --------------      -------------
                                                                        77,167,000         84,577,000
    Less amounts due within one year  . . . . . . . . . . . .            9,460,000          7,148,000
                                                                    --------------      -------------
                                                                    $   67,707,000      $  77,429,000
                                                                    ==============      =============

    The aggregate scheduled maturities of long-term debt during the five years subsequent to June 30, 1994 follow: 1995 -- $9,460,000; 1996 -- $10,610,000;
1997 -- $9,383,000;  1998 -- $8,325,000; and 1999 -- $10,443,000.

    The Company has pledged as collateral substantially all of its real property.

    On May 21, 1993, the Company finalized a credit facility (the "1993 Credit Facility") for letters of credit (to support the variable rate revenue bonds) and working capital with a group of banks. The 1993 Credit Facility includes approximately $27.5 million in letters of credit and $4.0 million in a working capital facility which replaced the $31.0 million in letters of credit and the $5.0 million working capital facility included in the 1990 Credit Facilities. The 1993 Credit Facility expires on May 15, 1996. There were no amounts outstanding under the working capital facility at June 30, 1994 or 1993.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    On April 30, 1990, the Company entered into credit facilities (the "1990 Credit Facilities") with a group of insurance companies and banks. The 1990 Credit Facilities included $56.5 million in Senior Secured Notes, $34.0 million in bank term debt (the "Bank Term Debt"), approximately $31.0 million in letters of credit, $3.0 million in Subordinated Secured Notes and $5.0 million in a working capital facility. The Senior Secured Notes bear interest at 11.6% and are due in semi-annual installments through March 31, 2000. The Bank Term Debt was paid out in September 1991 from the proceeds of the Company's stock offering and internally generated funds. The Bank Term Debt bore interest at a variable rate and was due in quarterly installments that began on March 31, 1991 with the balance due on April 30, 1998. The Subordinated Secured Notes bear interest at 15.6% and are due in semi-annual installments through March 31, 2000.

    Under the 1993 and 1990 Credit Facilities, the Company is required to meet certain covenants, including: (1) the maintenance of a minimum level of consolidated tangible net worth; (2) the maintenance of a working capital ratio; and (3) the maintenance of certain fixed charge coverage and debt service ratios. At June 30, 1994 the Company was in compliance with each such covenant.

    The Company has entered into loan agreements with various state and local governmental agencies for the purpose of financing or providing reimbursement for the construction costs of certain of the Company's psychiatric hospitals or treatment facilities within respective states. Each state governmental agency funded its loan with proceeds of tax-exempt variable rate demand revenue bonds in the same amount as its loan. These loans, which have a term generally of 30 years, have an outstanding balance at June 30, 1994 totalling $21 million. The interest rate will be the same as the applicable revenue bonds which ranged from 2.5% to 5.5% at June 30, 1994. The Company is required to deliver an irrevocable standby letter of credit for each bond in an amount equal to the total principal payments due under the bond, plus a stipulated number of days interest. Such letters of credit are provided in the 1993 Credit Facility.

    In December 1992, the Company completed a sale and leaseback of its management information systems, with a cost of $1,857,000 and accumulated depreciation of $185,000 at the time of the transaction, with net proceeds from the transaction approximating $1,857,000. The lease was accounted for as a capital lease.

    FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. The fair values of the Company's long-term debt (excluding capital lease obligations) are estimated using discounted cash flow analyses, based on the Company's estimated current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts of all long-term debt are the same as the estimated fair values with the exception of the $48,025,000 and $2,769,000 borrowings. The fair values of these two notes are estimated to be $51,463,000 and $3,227,000, respectively, at June 30, 1994 and $56,319,000 and $3,500,000, respectively, at June 30, 1993.

INCOME TAXES
- - - ------------

    During the fourth quarter of fiscal 1993, effective July 1, 1992, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes." As permitted under the new rules, prior years' financial statements were not restated. The cumulative effect of adopting Statement No. 109 as of July 1, 1992 was to increase net income in 1993 by $2,353,000.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                          JUNE 30
                                                                    ---------------------
                                                                    1994             1993
                                                                    ----             ----
       Deferred tax liabilities:
          Tax over book depreciation  . . . . . . . . . .       $  9,494,000     $  9,154,000
          Change in tax accounting methods  . . . . . . .          1,435,000        1,753,000
          Other-net . . . . . . . . . . . . . . . . . . .            999,000          647,000
                                                                ------------     ------------
             Total deferred tax liabilities   . . . . . .         11,928,000       11,554,000
       Deferred tax assets:
          Allowance for doubtful accounts . . . . . . . .            723,000          630,000
          General and professional liability insurance  .            584,000          908,000
          Estimated losses on development projects  . . .                ---          678,000
          Accrued employee benefits . . . . . . . . . . .            312,000          180,000
          Investment in nonconsolidated subsidiaries  . .            460,000              ---
          Net operating loss carryovers . . . . . . . . .          5,752,000        6,333,000
          Alternative minimum tax credit carryovers . . .          1,668,000        1,205,000
                                                                ------------     ------------
             Total deferred tax assets  . . . . . . . . .          9,499,000        9,934,000
          Valuation allowance for deferred tax assets . .         (2,503,000)     ( 4,500,000)
                                                                ------------     ------------
             Net deferred tax assets  . . . . . . . . . .          6,996,000        5,434,000
                                                                ------------     ------------
             Net deferred tax liabilities   . . . . . . .       $  4,932,000     $  6,120,000
                                                                ============     ============

The provision for income taxes consists of the following:

                                                                YEAR ENDED JUNE 30
                                                      --------------------------------------
                                                      1994             1993             1992
                                                      ----             ----             ----
Income taxes currently payable:
   Federal  . . . . . . . . . . . . . . . .    $    810,000     $    686,000     $     344,000
   State  . . . . . . . . . . . . . . . . .         874,000          169,000           475,000
Deferred income taxes:
   Federal  . . . . . . . . . . . . . . . .      (1,196,000)        (621,000)        1,722,000
   State  . . . . . . . . . . . . . . . . .           8,000          (75,000)          168,000
                                               ------------     ------------     -------------
                                               $    496,000     $    159,000     $   2,709,000
                                               ============     ============     =============


   The provision for income taxes is reported in the consolidated statements of operations as follows:

                                                               YEAR ENDED JUNE 30
                                                     --------------------------------------
                                                     1994             1993             1992
                                                     ----             ----             ----
Provision for income taxes  . . . . . . . .    $    599,000     $    159,000     $  3,974,000

Income tax benefit from loss on early
   extinguishment of debt . . . . . . . . .        (103,000)             ---         (312,000)

Income tax benefit from net operating loss
   carryovers . . . . . . . . . . . . . . .             ---              ---         (953,000)
                                               ------------     ------------     ------------
                                               $    496,000     $    159,000     $  2,709,000
                                               ============     ============     ============

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    The provision for income taxes included in the consolidated statements of operations differs from the amounts computed by applying the statutory rate to income before income taxes, as follows:


                                                                 YEAR ENDED JUNE 30
                                                     ----------------------------------------
                                                     1994              1993              1992
                                                     ----              ----              ----
Income (loss) before income taxes, extraordinary
   items and cumulative effect of accounting
   change . . . . . . . . . . . . . . . . .    $  2,076,000     $  (2,174,000)   $  9,321,000
Federal statutory income tax rate . . . . .              34%               34%             34%
                                               ------------     -------------    ------------
                                                    706,000          (739,000)      3,169,000

Benefit of net operating loss recognized  .        (921,000)         (944,000)       (953,000)
Write-off of cost in excess of net asset value
   of purchased businesses  . . . . . . . .             ---         1,357,000            ---
Income tax benefit from loss on early
   extinguishment of debt   . . . . . . . .        (103,000)              ---        (312,000)
Amortization of cost in excess of net asset
   value of purchased businesses  . . . . .         327,000           264,000         231,000
State income taxes  . . . . . . . . . . . .         582,000           175,000         526,000
Other . . . . . . . . . . . . . . . . . . .         (95,000)           46,000          48,000
                                               ------------     -------------    ------------
                                               $    496,000     $     159,000    $  2,709,000
                                               ============     =============    ============

    The sources of timing differences on which deferred taxes have been provided and the related income tax effects for the year ended June 30, 1992 are as follows:

Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $    799,000
Allowance for doubtful accounts . . . . . . . . . . . . . . . . . . .                (587,000)
General and professional liability insurance  . . . . . . . . . . . .                (125,000)
Cash to accrual method of accounting  . . . . . . . . . . . . . . . .                (477,000)
Preopening costs  . . . . . . . . . . . . . . . . . . . . . . . . . .                 163,000
Employee termination accruals . . . . . . . . . . . . . . . . . . . .                (136,000)
Accrued employee benefits . . . . . . . . . . . . . . . . . . . . . .                 (14,000)
Net operating loss carryover  . . . . . . . . . . . . . . . . . . . .               2,157,000
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 110,000
                                                                                 ------------
     Deferred income tax expense  . . . . . . . . . . . . . . . . . .            $  1,890,000
                                                                                 ============

     At June 30, 1994, net operating loss carryovers of approximately $17 million, which expire from 2000 to 2003, and alternative minimum tax credit carryovers of approximately $1,668,000, are available to reduce future federal income taxes subject to certain annual limitations.

STOCKHOLDERS' EQUITY
- - - --------------------

     The Class A Convertible Preferred Stock is not entitled to receive dividends, is not redeemable, does not have any liquidation preference, has no voting rights and is convertible at any time into Common Stock on a share-for-share basis. The conversion rate of the Class A Convertible Preferred Stock may be adjusted if the Company effects diluting issues such as share dividends, combinations and reclassifications, as well as if the Company sells Common Stock for an effective price of less than $6.06 per share.

     The Certificate of Incorporation of the Company, as amended, authorizes the issuance of 1,000,000 shares of Class B Convertible Preferred Stock, $1.00 par value.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     In March 1993, the Board of Directors authorized 152,321 shares of the Class B Convertible Preferred Stock as Class B Preferred Stock, Series C.
These shares are entitled to cumulative dividends at a rate of 5% per annum payable quarterly in arrears. These shares are entitled to a liquidation preference of $50.84 per share under certain circumstances. The shares are convertible into that number of fully paid and nonassessable shares of Common Stock that results from dividing the conversion price in effect at conversion into $50.84 and multiplying the quotient obtained by the number of shares of Series C Preferred Stock being converted. The current conversion price is $5.084 per share. Each share of Series C Preferred Stock is entitled to ten
(10) votes on all matters put to a vote of the shareholders of the Company and otherwise has voting rights and powers equal to the voting rights and powers of the Common Stock.

     On June 30, 1993, the Company issued 142,486 shares of Class B Preferred Stock, Series C in a recapitalization of the interests of Paul J. Ramsay, the Company's chairman. (See note on Related Party Transactions.)

     On July 30, 1991, the Company completed a public offering (the "Offering") of 2,700,000 shares of its Common Stock. An additional 405,000 shares of Common Stock were sold by selling stockholders upon the exercise of the underwriters' over-allotment option, including 90,832 shares issued upon the exercise by certain selling stockholders of warrants to purchase Common Stock and 4,590 shares issued upon the conversion of Class A Preferred Stock by a selling stockholder. The net proceeds from the Offering (after expenses and including amounts received from the exercise of warrants by certain selling stockholders) of $31,038,000, together with internally generated funds, were used to pay off the unpaid portion of the Bank Term Debt.

     At June 30, 1994, an aggregate 1,675,672 options were outstanding under the Company's various option plans. These are set forth below:

                                                    EXPIRATION        NUMBER OF    OPTION
         TYPE OF OPTION                                DATE             SHARES      PRICE
         --------------                                ----             ------      -----
         Employee stock options . . . . . . .           May 1995         21,164    $ 5.00
         Employee stock options . . . . . . .           May 1997         10,000    $ 5.00
         Employee stock options . . . . . . .        August 2001         60,834    $ 5.00
         Employee stock options . . . . . . .      February 2002         60,000    $ 5.00
         Employee stock options . . . . . . .          June 2002          4,667    $ 5.00
         Employee stock options . . . . . . .         March 2003        168,669    $ 5.31
         Employee stock options . . . . . . .      November 2003        113,000    $ 7.88
         Employee stock options . . . . . . .           May 2004        101,500    $ 6.88
         Employee stock options . . . . . . .      November 2003        140,000    $ 6.88
         Director stock options . . . . . . .        August 1995         80,000    $ 5.00
         Director stock options . . . . . . .     September 1995         26,666    $ 5.00
         Director stock options . . . . . . .        August 2001         91,672    $ 5.00
         Director stock options . . . . . . .        August 2001        100,000    $ 5.00
         Director stock options . . . . . . .      February 2002        225,000    $ 5.00
         Director stock options . . . . . . .         March 2002        250,000    $ 5.00
         Director stock options . . . . . . .         March 2003        140,000    $ 5.31
         Director stock options . . . . . . .         April 2003         15,000    $ 6.25
         Director stock options . . . . . . .           May 2004         67,500    $ 6.88
                                                                      ---------
                                                                      1,675,672
                                                                      =========

    At June 30, 1994, 1,034,334 shares were exercisable under the terms of the plans. At June 30, 1994, 1,774,338 shares were reserved for issuance under the Company's stock option plans.

    In connection with a 1988 refinancing, the Company issued to Citibank, N.A. warrants to purchase 166,667 shares of the Company's Common Stock at $10.50 per share. The warrants contain an antidilution provision requiring adjustment to the purchase price and the number of shares upon occurrence of certain transactions. The issuance of the Class B

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Preferred Stock Series C and the granting and repricing of stock options resulted in an adjustment in the Purchase Price to $9.30. Warrants for a total of 138,417 shares are still outstanding. These warrants are exercisable on or before April 1, 1995. As part of the 1990 refinancing, the Company issued warrants to Aetna Life Insurance Company and Monumental Life Insurance Company to purchase an aggregate of 113,301 shares of the Company's Common Stock at $9.61 per share. As a result of antidilution provision adjustments, the Purchase Price is currently $8.39 per share and warrants for a total of 106,986 shares are still outstanding. These warrants are exercisable on or before March 31, 2000.

    On January 8, 1992, in consideration of the release of certain rights by the Company's former President and Chief Executive Officer, the Company issued non-transferable five-year warrants to purchase 200,000 shares of Common Stock at an exercise price per share of $9.50. These warrants were surrendered in December, 1992 at a cash amount equal to $2.00 times the number of warrants surrendered.

    Under the Company's current credit agreements, the Company is presently limited as to the amount of dividends it can pay to the holders of its Common Stock and Class B Convertible Preferred Stock, Series C.

REIMBURSEMENT FROM THIRD-PARTY CONTRACTUAL AGENCIES
- - - ---------------------------------------------------

    The Company records amounts due to or from third-party contractual agencies based on its best estimates of amounts to be ultimately received or paid under cost reports filed with the appropriate intermediaries. Final determination of amounts earned under contractual reimbursement programs is subject to review and audit by the appropriate intermediaries. Differences between amounts recorded as estimated settlements and the audited amounts are reflected as adjustments to net revenues in the period the final determination is made. During the years ended June 30, 1994, 1993 and 1992, the Company recorded contractual reimbursement benefits of approximately $1,400,000, $2,300,000 and $2,400,000, respectively, for the combined effects of intermediary audits and the routine evaluation of prior year estimated settlements. Management believes that adequate provision has been made for any adjustments that may result from future intermediary reviews or audits.

LITIGATION
- - - ----------

    The Company is subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material adverse effect on the Company's financial position.

PENSION PLAN
- - - ------------

    On December 1, 1985, the Company established a 401(k) tax deferred savings plan, administered by an independent trustee, covering substantially all employees over age twenty-one meeting a one-year minimum service requirement. The plan was adopted for the purpose of supplementing employees' retirement, death and disability benefits. The Company may, at its option, contribute to the plan through an Employer Matching Account, but is under no obligation to do so. An employee becomes vested in his Employer Matching Account over a four-year period.

    The Company contributed $160,000, $175,000, and $195,000 to the plan during the years ended June 30, 1994, 1993 and 1992, respectively.

RELATED PARTY TRANSACTIONS
- - - --------------------------

    In connection with the Paul Ramsay Group's cash investment in 1987, the Company issued 333,333 shares of Class B Convertible Preferred Stock, Series 1987. Dividends were at an annual rate of 6%, were cumulative and payable quarterly in arrears.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    On June 30, 1993, the interests in the Company controlled by Paul J. Ramsay, the Company's chairman, were recapitalized. The Company issued 142,486 shares of Class B Preferred Stock, Series C in exchange for all outstanding shares of the Company's Class B Convertible Preferred Stock, Series 1987, the Company's $2 million 16.1% subordinated promissory note to affiliate and $500,000 in cash. The early extinguishment of the $2 million 16.1% subordinated promissory note resulted in an extraordinary loss of $1,580,000 in 1993.

    The Company expensed $698,000, $678,000, and $657,000 in management fees to Holdings during the years ended June 30, 1994, 1993 and 1992, respectively. There were no significant amounts due to or from related parties at June 30, 1994 or 1993.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


QUARTERLY RESULTS OF OPERATIONS AND OTHER SUPPLEMENTAL INFORMATION (UNAUDITED)

    Following is a summary of the Company's quarterly results of operations for the years ended June 30, 1994 and 1993.

                                                                         QUARTER ENDED
                                                    ------------------------------------------------------
                                                    SEPTEMBER 30   DECEMBER 31      MARCH 31       JUNE 30
                                                    ------------   -----------      --------       -------
           1994
           ----
Net revenues  . . . . . . . . . . . . . . . .     $ 31,983,000   $  32,561,000  $  36,179,000  $ 36,279,000
Income (loss) before income taxes and
  extraordinary items . . . . . . . . . . . .          844,000         563,000      1,163,000      (494,000)
Income (loss) before extraordinary items  . .          608,000         475,000        822,000      (428,000)
Net income (loss) . . . . . . . . . . . . . .          608,000         475,000        667,000      (428,000)
Income (loss) per common and dilutive common
- - - --------------------------------------------
  equivalent share(1)
  ----------------
  Primary:
    Before extraordinary items  . . . . . . .     $       0.06   $        0.05  $       0.09   $      (0.04)
    Extraordinary items . . . . . . . . . . .              ---             ---         (0.02)           ---
                                                  ------------   -------------  ------------   ------------
    Income (loss) per common share  . . . . .     $       0.06   $        0.05  $       0.07   $      (0.04)
                                                  ============   =============  ============   ============
  Fully diluted:
    Before extraordinary items  . . . . . . .     $       0.06   $        0.05  $       0.09    $     (0.04)
    Extraordinary items . . . . . . . . . . .              ---             ---         (0.02)           ---
                                                  ------------   -------------  ------------    -----------
    Income (loss) per common share  . . . . .     $       0.06   $        0.05  $       0.07   $      (0.04)
                                                  ============   =============  ============   ============

           1993
           ----
Net revenues  . . . . . . . . . . . . . . . .     $ 31,413,000   $  31,281,000  $  35,827,000   $37,833,000
Income (loss) before income taxes,
    extraordinary items and cumulative
    effect of accounting change . . . . . . .          294,000         544,000      2,167,000    (5,179,000)
Income (loss) before extraordinary items and
   cumulative effect of accounting change . .          248,000         467,000      1,765,000    (4,813,000)
Net income (loss) . . . . . . . . . . . . . .        2,601,000         467,000      1,765,000    (6,393,000)
Income (loss) per common and dilutive common
- - - --------------------------------------------
   equivalent share(1)
   ----------------
   Primary:
     Before extraordinary items and
        cumulative effect of accounting change    $       0.03   $        0.06  $        0.23   $     (0.62)
     Extraordinary items and cumulative effect of
     accounting change  . . . . . . . . . . .             0.30             ---            ---         (0.20)
                                                  ------------   -------------  -------------   -----------
     Income (loss) per common share . . . . .     $       0.33   $        0.06  $        0.23   $     (0.82)
                                                  ============   =============  =============   ===========
   Fully diluted:
     Before extraordinary items and
        cumulative effect of accounting change    $       0.03   $        0.06  $        0.23   $     (0.62)
     Extraordinary items and cumulative effect of
        accounting change . . . . . . . . . .             0.30             ---            ---         (0.20)
                                                  ------------   -------------  -------------   -----------
     Income (loss) per common share . . . . .     $       0.33   $        0.06  $        0.23   $     (0.82)
                                                  ============   =============  =============   ===========

(1) The quarterly earnings per share amounts may not equal the annual amounts due to changes in the average common and dilutive common equivalent shares outstanding during the year.

In the quarter ended June 30, 1993, the Company recorded provisions for losses on sales and closure of hospitals and restructuring and other charges totaling $7,782,000.

                         FINANCIAL STATEMENT SCHEDULES

                                                                     SCHEDULE IV

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
              INDEBTEDNESS OF AND TO RELATED PARTIES--NOT CURRENT


                                            BALANCE AT                                         BALANCE AT
                                            BEGINNING                                             END
NAME OF PERSON                              OF PERIOD        ADDITIONS        DEDUCTIONS       OF PERIOD
- - - --------------                              ---------        ---------        ----------       ---------
Year ended June 30, 1994:                          NONE              ---              ---              ---



Year ended June 30, 1993:
    Ramsay Holdings HSA Limited (1)        $  2,000,000     $        ---     $  2,000,000     $        ---
                                           ============     ============     ============     ============



Year ended June 30, 1992:
    Ramsay Holdings HSA Limited (1)        $  2,000,000     $        ---     $        ---     $  2,000,000
                                           ============     ============     ============     ============





________________________

(1) Represents a 16.1% Subordinated Promissory Note due April 1, 2000. The Note was subordinated to bank and investor obligations. On June 30, 1993, the Note was eliminated in conjunction with the recapitalization of the interests of Paul J. Ramsay.

                                                                      SCHEDULE V

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                             PROPERTY AND EQUIPMENT





                                     BALANCE AT                                   OTHER CHANGES      BALANCE
                                      BEGINNING     ADDITIONS                     ADD (DEDUCT)       AT END
        CLASSIFICATION                OF PERIOD      AT COST     RETIREMENTS        DESCRIBE        OF PERIOD
        --------------                ---------      -------     -----------        --------        ---------
Year ended June 30, 1994:
   Land . . . . . . . . . . . .     $  9,995,000  $       ---   $     ---       $   (986,000)(1)   $  9,009,000
   Building and improvements  .      134,468,000    1,626,000     (152,000)(2)   (17,387,000)(1)    118,555,000
   Equipment, furniture and
     fixtures . . . . . . . . .       18,419,000    4,154,000     (199,000)(2)    (1,748,000)(1)     20,626,000
                                    ------------  -----------   ----------      ------------       ------------
        Total . . . . . . . . .     $162,882,000  $ 5,780,000   $ (351,000)     $(20,121,000)      $148,190,000
                                    ============  ===========   ==========      ============       ============


Year ended June 30, 1993:
   Land . . . . . . . . . . . .     $  9,867,000  $    22,000   $      ---      $    106,000 (3)   $  9,995,000
   Building and improvements  .      131,363,000    1,554,000          ---          (213,000)(4)    134,468,000
                                                                                   1,764,000 (3)
   Equipment, furniture and
     fixtures . . . . . . . . .       16,296,000    2,051,000      (58,000)(2)       130,000 (3)     18,419,000
                                    ------------  -----------   ----------      ------------       ------------
             Total  . . . . . .     $157,526,000  $ 3,627,000   $  (58,000)     $  1,787,000       $162,882,000
                                    ============  ===========   ==========      ============       ============


Year ended June 30, 1992:
   Land . . . . . . . . . . . .     $  8,983,000  $       ---   $      ---      $    884,000 (3)   $  9,867,000
   Building and improvements  .      127,789,000    2,358,000          ---         1,216,000 (3)    131,363,000
   Equipment, furniture and
     fixtures . . . . . . . . .       13,448,000    2,865,000      (17,000)(2)           ---         16,296,000
                                    ------------  -----------   ----------      ------------       ------------
        Total . . . . . . . . .     $150,220,000  $ 5,223,000   $  (17,000)     $  2,100,000       $157,526,000
                                    ============  ===========   ==========      ============       ============





_______________

(1)  Sale of hospitals.
(2)  Routine retirements.
(3)  Purchase of hospital.
(4)  Write-off of certificate of need (CON) costs.

                                                                     SCHEDULE VI

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                             PROPERTY AND EQUIPMENT



                                                       ADDITIONS                     OTHER
                                        BALANCE AT     CHARGED TO                   CHANGES           BALANCE AT
                                        BEGINNING      COSTS AND                  ADD (DEDUCT)           END
   DESCRIPTION                          OF PERIOD      EXPENSES   RETIREMENTS       DESCRIBE          OF PERIOD
   -----------                          ---------      --------   -----------       --------          ---------
Year ended June 30, 1994:
   Building and improvements. .       $  27,079,000  $ 3,653,000   $(118,000)(1)  $ (2,939,000)(3)   $ 27,675,000
   Equipment, furniture
     and  fixtures. . . . . . .           8,788,000    2,143,000    (199,000)(1)    (1,054,000)(3)     10,354,000
                                                ---          ---         ---           676,000 (4)            ---
                                      -------------  -----------   ---------      ------------       ------------
         Total  . . . . . . . .       $  35,867,000  $ 5,796,000   $(317,000)     $ (3,317,000)      $ 38,029,000
                                      =============  ===========   =========      ============       ============


Year ended June 30, 1993:
   Building and improvements. .       $  21,119,000  $ 3,783,000   $     ---      $  2,177,000 (2)   $ 27,079,000
   Equipment, furniture
      and fixtures. . . . . . .           6,857,000    1,966,000     (35,000)(1)           ---          8,788,000
                                      -------------  -----------   ---------      ------------       ------------
         Total  . . . . . . . .       $  27,976,000  $ 5,749,000   $ (35,000)     $  2,177,000       $ 35,867,000
                                      =============  ===========   =========      ============       ============


Year ended June 30, 1992:
   Building and improvements. .       $  17,566,000  $ 3,553,000   $     ---      $        ---       $ 21,119,000
   Equipment, furniture
     and fixtures . . . . . . .           5,618,000    1,251,000     (12,000)(1)           ---          6,857,000
                                      -------------  -----------   ---------      ------------       ------------
         Total  . . . . . . . .       $  23,184,000  $ 4,804,000   $ (12,000)     $        ---       $ 27,976,000
                                      =============  ===========   =========      ============       ============





_______________

(1)  Routine retirements.
(2)  Allowance for loss on potential sale of hospital.
(3)  Sale of hospitals.
(4)  Accumulated depreciation on acquisitions.

                                                                   SCHEDULE VIII

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS





                                     BALANCE AT   CHARGED TO     CHARGED TO                          BALANCE
                                      BEGINNING    COST AND    OTHER ACCOUNTS     DEDUCTIONS          END OF
                                      OF PERIOD    EXPENSES     --DESCRIBE        --DESCRIBE          PERIOD
                                      ---------    --------     ----------        ----------          ------
Year ended June 30, 1994:
   Allowance for doubtful
      accounts  . . . . . . . .     $  4,955,000  $ 5,846,000    $      ---      $  6,876,000(1)    $ 3,925,000
                                    ============  ===========    ==========      ============       ===========


Year ended June 30, 1993:
   Allowance for doubtful
      accounts  . . . . . . . .     $  4,459,000  $ 8,148,000    $      ---      $  7,652,000(1)    $ 4,955,000
                                    ============  ===========    ==========      ============       ===========


Year ended June 30, 1992:
   Allowance for doubtful
     accounts . . . . . . . . .     $  3,204,000  $ 8,628,000    $      ---      $  7,373,000(1)    $ 4,459,000
                                    ============  ===========    ==========      ============       ===========





_______________

(1) Write-offs of uncollectible patient accounts receivable.

                                                                      SCHEDULE X

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION





                                                       CHARGED TO COSTS AND EXPENSES
                                                 ------------------------------------------
                                                             YEAR ENDED JUNE 30
                                                 ------------------------------------------
                                                   1994             1993             1992
                                                   ----             ----             ----
Taxes, other than payroll and
   income taxes . . . . . . . . . . . . .      $   2,040,000    $   1,789,000    $   1,934,000
Advertising . . . . . . . . . . . . . . .          2,112,000        2,264,000        1,907,000


Amounts for amortization of intangible assets, maintenance and repairs and royalties are not presented, as such amounts are less than 1% of net revenues.

                               INDEX OF EXHIBITS

                                                                                    Page
                                                                                   Number
                                                                                   ------
 2.     Agreement and Plan of Merger dated as of June 27, 1991 among the Company, New Ramcorp Inc. and Ramsay Corporation
        (incorporated by reference to Exhibit 2 to the Company's
        Registration Statement on Form S-2, Registration No.
        33-40762) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --

 2.1    Certificate of Merger of New Ramcorp Inc. into the Company filed on June 27, 1991 (incorporated by reference to Exhibit
        2.1 to the Company's Registration Statement on Form S-2,
        Registration No. 33-40762)  . . . . . . . . . . . . . . . . . . . .          --

 2.2    Recapitalization Agreement dated as of June 30, 1993 by and among the Company, Ramsay Holdings HSA Limited and Paul
        Ramsay Holdings Pty. Limited (incorporated by reference to
        Exhibit 2.2 to the Company's Annual Report on Form 10-K for
        the year ended June 30, 1994) . . . . . . . . . . . . . . . . . . .          --

 2.3    Asset Purchase Agreement dated as of August 25, 1993 among the Company and Cumberland County Hospital System, Inc. and
        Cumberland Mental Health, Inc. Pursuant to Reg. S-K, Item
        601(b)(2), the Company agrees to furnish a copy of the
        Schedules to such Agreement to the Commission upon request
        (incorporated by reference to Exhibit 2.3 to the Company's
        Annual Report on Form 10-K for the year ended June 30, 1994)  . . .          --

 2.4    Asset Purchase Agreement dated as of October 22, 1992 among
        Louisiana Psychiatric Company, Inc., HCA Psychiatric Company
        and Ramsay Louisiana, Inc. Pursuant to Reg. S-K, Item
        601(b)(2), the Company agrees to furnish a copy of the
        Disclosure Schedule to such Agreement to the Commission upon request (incorporated by reference to Exhibit 2.4 to the
        Company's Annual Report on Form 10-K for the year ended June
        30, 1994) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --

 2.5    Agreement dated as of October 12, 1993 by and among Florida
        Psychiatric Management, Inc., the stockholders of Florida
        Psychiatric Management, Inc., Ramsay Health Care, Inc. and
        Ramsay Managed Mental Health Services, Inc. . . . . . . . . . . . .          --

 2.6    Asset Purchase Agreement dated as of January 14, 1994 between
        Halifax Hospital Medical Center and Atlantic Treatment
        Center, Inc.  Pursuant to Reg. S-K, Item 601(b)(2), the
        Company agrees to furnish a copy of the Schedules and
        Exhibits to such Agreement to the Commission upon request
        (incorporated by reference to Exhibit 2 to the Company's
        Quarterly Report on Form 10-Q for the quarter ended December
        31, 1993) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --

 3.1    Restated Certificate of Incorporation of the Company, as
        amended (incorporated by reference to Exhibit 3.1 to the
        Company's Annual Report on Form 10-K for the year ended June
        30, 1990) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --

 3.2    Certificate of Amendment of Restated Certificate of
        Incorporation of the Company filed on April 17, 1991
        (incorporated by reference to Exhibit 3.2 to the Company's
        Registration Statement on Form S-2, Registration No.
        33-40762) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --

                                                                                    Page
                                                                                   Number
                                                                                   ------
 3.3    Certificate of Correction to Certificate of Amendment of
        Restated Certificate of Incorporation of the Company filed on
        April 18, 1991 (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form Registration No.
        33-40762) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --

 3.4    By-Laws of the Company, as amended to date  . . . . . . . . . . . .

 3.5    Certificate of Designation of Preferred Stock of the Company
        filed on June 27, 1991 (incorporated by reference to Exhibit
        3.5 to the Company's Registration Statement on Form S-2,
        Registration No. 33-40762)  . . . . . . . . . . . . . . . . . . . .          --

 3.6    Certificate of Designation of Preferred Stock of the Company
        filed on July 9, 1991 (incorporated by reference to Exhibit
        3.6 to the Company's Registration Statement on Form S-2,
        Registration No. 33-40762)  . . . . . . . . . . . . . . . . . . . .          --

 3.7    Certificate of Designation of Preferred Stock of the Company
        filed on June 29, 1993 (incorporated by reference to Exhibit
        3.7 to the Company's Annual Report on Form 10-K for the year
        ended June 30, 1994)  . . . . . . . . . . . . . . . . . . . . . . .          --

 4.1    Trust Indenture dated as of March 31, 1990, between the
        Company, Bountiful Psychiatric Hospital, Inc., Cumberland
        Mental Health, Inc., East Carolina Psychiatric Services
        Corporation, Havenwyck Hospital, Inc., Mesa Psychiatric
        Hospital, Inc., Psychiatric Institute of West Virginia, Inc.,
        and The Citizens and Southern National Bank and Susan L.
        Adams (incorporated by reference to Exhibit 4.1 to the
        Company's Annual Report on Form 10-K for the year ended June
        30, 1990) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --

 4.2    First Supplemental Trust Indenture dated as of June 15, 1991 between the Company, Bountiful Psychiatric Hospital, Inc.,
        Cumberland Mental Health, Inc., East Carolina Psychiatric
        Services Corporation, Havenwyck Hospital, Inc., Mesa
        Psychiatric Hospital, Inc. and Psychiatric Hospital of West
        Virginia, Inc. and The Citizens and Southern National Bank, a
        national banking association, and an individual trustee, as
        Trustees (incorporated by reference to Exhibit 4.4 to the
        Company's Registration Statement on Form S-2, Registration
        No.33-40762)  . . . . . . . . . . . . . . . . . . . . . . . . . . .          --

 4.3    Second Supplemental Trust indenture dated as of May 15, 1993 between the Company, Bountiful Psychiatric Hospital, Inc.,
        Cumberland Mental Health, Inc., East Carolina Psychiatric
        Services Corporation, Havenwyck Hospital, Inc., Mesa
        Psychiatric Hospital, Inc. and Psychiatric Hospital of West
        Virginia, Inc. and NationsBank of Georgia, National
        Association and Susan L. Adams (incorporated by reference to
        Exhibit 4.3 to the Company's Annual Report on Form 10-K for
        the year ended June 30, 1994) . . . . . . . . . . . . . . . . . . .          --

 4.4    Revolving Credit Note of the Company dated May 21, 1993 in the principal amount of $4,000,000 payable to Societe
        Generale, New York Branch (incorporated by reference to
        Exhibit 4.4 to the Company's Annual Report on Form 10-K for
        the year ended June 30, 1994) . . . . . . . . . . . . . . . . . . .          --

 4.5    Subsidiary Borrower Note of Atlantic Treatment Center, Inc.
        dated May 21, 1993 in the principal amount of $4,607,945
        payable to the order of Societe Generale, New York Branch
        (incorporated by reference to Exhibit 4.5 to the Company's
        Annual Report on Form 10-K for the year ended June 30, 1994)  . . .          --

                                                                                    Page
                                                                                   Number
                                                                                   ------
 4.6    Subsidiary Borrower Note of Carolina Treatment Center, Inc.
        dated May 21, 1993 in the principal amount of $5,030,000
        payable to the order of Societe Generale, New York Branch
        (substantially identical to Exhibit 4.5)  . . . . . . . . . . . . .          --

 4.7    Subsidiary Borrower Note of Greenbrier Hospital, Inc. dated
        May 21, 1993 in the principal amount of $5,973,125 payable to the order of Societe Generale, New York Branch (substantially
        identical to Exhibit 4.5) . . . . . . . . . . . . . . . . . . . . .          --

 4.8    Subsidiary Borrower Note of Gulf Coast Treatment Center, Inc.
        dated May 21, 1993 in the principal amount of $4,392,500
        payable to the order of Societe Generale, New York Branch
        (substantially identical to Exhibit 4.5)  . . . . . . . . . . . . .          --

 4.9    Subsidiary Borrower Note of Houma Psychiatric Hospital, Inc.
        dated May 21, 1993 in the principal amount of $3,979,589
        payable to the order of Societe Generale, New York Branch
        (substantially identical to Exhibit 4.5)  . . . . . . . . . . . . .          --

4.10    Subsidiary Borrower Note of HSA of Oklahoma, Inc. dated
        May 21, 1993 in the principal amount of $3,445,562 payable to the order of Societe Generale, New York Branch (substantially
        identical to Exhibit 4.5) . . . . . . . . . . . . . . . . . . . . .          --

10.1    Asset Purchase Agreement, effective April 27, 1990, among the
        Company, The Haven Hospital, Inc., The Ramsay Hospital
        Corporation of Texas, and Ramsay Hospitals (Texas) Limited
        (incorporated by reference to Exhibit 10.1 to the Company's
        Annual Report on Form 10-K for the year ended June 30, 1990)  . . .          --

10.2    Note Purchase Agreement dated as of March 31, 1990, among the
        Company, Bountiful Psychiatric Hospital, Inc., Cumberland
        Mental Health, Inc., East Carolina Psychiatric Services
        Corporation, Havenwyck Hospital, Inc., Mesa Psychiatric
        Hospital, Inc., Psychiatric Institute of West Virginia, Inc.,
        and Aetna Life Insurance Company regarding the purchase by
        Aetna Life Insurance Company of $26,000,000 principal amount of 11.6% Senior Secured $1,000,000 principal amount of 15.6%
        Subordinated Secured Notes, and Warrants to Purchase Common
        Stock of the Company (incorporated by reference to Exhibit
        10.2 to the Company's Annual Report on Form 10-K the year
        ended June 30, 1990)  . . . . . . . . . . . . . . . . . . . . . . .          --

10.3    Note Purchase Agreement pursuant to which Monumental Life
        Insurance Company purchased $15,500,000 principal amount of
        11.6% Senior Secured Notes, $2,000,000 principal amount of
        15.6% Subordinated Secured Notes, and Warrants to Purchase
        Common Stock of the Company (substantially identical to
        Exhibit 10.2) . . . . . . . . . . . . . . . . . . . . . . . . . . .          --

10.4    Note Purchase Agreement pursuant to which Connecticut Mutual
        Life Insurance Company purchased $15,000,000 principal amount of 11.6% Senior Secured Notes (substantially identical to
        Exhibit 10.2) . . . . . . . . . . . . . . . . . . . . . . . . . . .          --

10.5    Pledge and Security Agreement dated as of March 31, 1990,
        between the Company and The Citizens and Southern National
        Bank (incorporated by reference to Exhibit 10.5 to the
        Company's Annual Report on Form 10-K for the year ended June
        30, 1990) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --

10.6    Pledge and Security Agreement between Michigan Psychiatric
        Services, Inc. and The Citizens and Southern National Bank
        (substantially identical to Exhibit 10.5) . . . . . . . . . . . . .          --

                                                                                    Page
                                                                                   Number
                                                                                   ------
10.7    Pledge and Security Agreement between Americare of Galax,
        Inc. and The Citizens and Southern National Bank
        (substantially identical to Exhibit 10.5) . . . . . . . . . . . . .          --

10.8    Pledge and Security Agreement between Bountiful Psychiatric
        Hospital, Inc. and The Citizens and Southern National Bank
        (substantially identical to Exhibit 10.5) . . . . . . . . . . . . .          --

10.9    Deed of Trust, Security Agreement, and Financing Statement
        dated as of March 31, 1990 from Bountiful Psychiatric
        Hospital, Inc. to Merrill Title Company for the benefit of
        The Citizens and Southern National Bank and Susan L. Adams
        covering certain property in Woods Cross, Utah (incorporated by reference to Exhibit 10.9 to the Company's Annual Report
        on Form 10-K for the year ended June 30, 1990)  . . . . . . . . . .          --

10.10   Deed of Trust and Security Agreement from Cumberland Mental
        Health, Inc. to First American Title Insurance Company for
        the benefit of The Citizens and Southern National Bank and
        Susan L. Adams covering certain property in Fayetteville,
        North Carolina (substantially identical to Exhibit 10.9)  . . . . .          --

10.11   Deed of Trust and Security Agreement from East Carolina
        Psychiatric Services Corporation to First American Title
        Insurance Company for the benefit of The Citizens and
        Southern National Bank and Susan L. Adams covering certain property in Jacksonville, North Carolina (substantially
        identical to Exhibit 10.9)  . . . . . . . . . . . . . . . . . . . .          --

10.12   Mortgage and Security Agreement dated as of March 31, 1990 from Havenwyck Hospital, Inc. to The Citizens and Southern
        National Bank and Susan L. Adams covering certain property in
        Auburn Hills, Michigan (incorporated by reference to Exhibit
        10.12 to the Company's Annual Report on Form 10-K for the
        year ended June 30, 1990) . . . . . . . . . . . . . . . . . . . . .          --

10.13   Leasehold Deed of Trust, Assignment of Rents and Security
        Agreement with Financing Statement dated as of March 31, 1990 from Mesa Psychiatric Hospital, Inc. to Transamerica Title
        Insurance Company for the benefit of The Citizens and
        Southern National Bank and Susan L. Adams covering certain property in Mesa, Arizona (incorporated by reference to
        Exhibit 10.13 to the Company's Annual Report on Form 10-K for
        the year ended June 30, 1990) . . . . . . . . . . . . . . . . . . .          --

10.14   Leasehold Deed of Trust and Security Agreement from
        Psychiatric Institute of West Virginia, Inc. to J. Nicholas
        Barth, Esq., for the benefit of The Citizens and Southern
        National Bank and Susan L. Adams covering certain property in
        Morgantown, West Virginia (substantially identical to Exhibit
        10.13)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --

10.15   Obligor Subrogation and Contribution Agreement dated as of
        April 30, 1990 among The Citizens and Southern National Bank,
        Susan L. Adams, the Company, Bountiful Psychiatric Hospital,
        Inc., Cumberland Mental Health, Inc., East Carolina
        Psychiatric Services Corporation, Havenwyck Hospital, Inc.,
        Mesa Psychiatric Hospital, Inc., and Psychiatric Institute of
        West Virginia, Inc. (incorporated by reference to Exhibit
        10.15 to the Company's Annual Report on Form 10-K for the
        year ended June 30,1990)  . . . . . . . . . . . . . . . . . . . . .          --

                                                                                    Page
                                                                                   Number
                                                                                   ------
10.16   Credit Agreement dated as of May 15, 1993 among the Company and certain of its subsidiaries named therein, Societe
        Generale, New York Branch, First Union National Bank of North
        Carolina and Hibernia National Bank, as lenders, and Societe
        Generale, as issuing bank and agent (incorporated by
        reference to Exhibit 10.16 to the Company's Annual Report on
        Form 10-K for the year ended June 30, 1994) . . . . . . . . . . . .          --

10.17   Security Agreement dated as of May 15, 1993 by Atlantic
        Treatment Center, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit
        Agreement described in Exhibit 10.16 above, and covering
        certain property in Daytona Beach, Florida (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on
        Form 10-K for the year ended June 30, 1994) . . . . . . . . . . . .          --

10.18   Security Agreement dated as of May 15, 1993 by Carolina
        Treatment Center, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit
        Agreement described in Exhibit 10.16 above (substantially
        identical to Exhibit 10.17) . . . . . . . . . . . . . . . . . . . .          --

10.19   Security Agreement dated as of May 15, 1993 by Great Plains
        Hospital, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above (substantially identical to
        Exhibit 10.17)  . . . . . . . . . . . . . . . . . . . . . . . . . .          --

10.20   Security Agreement dated as of May 15, 1993 by Greenbrier
        Hospital, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above (substantially identical to
        Exhibit 10.17)  . . . . . . . . . . . . . . . . . . . . . . . . . .          --

10.21   Security Agreement dated as of May 15, 1993 by Gulf Coast
        Treatment Center, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit
        Agreement described in Exhibit 10.16 above (substantially
        identical to Exhibit 10.17) . . . . . . . . . . . . . . . . . . . .          --

10.22   Security Agreement dated as of May 15, 1993 by Houma
        Psychiatric Hospital, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain
        Credit Agreement described in Exhibit 10.16 above
        (substantially identical to Exhibit 10.17)  . . . . . . . . . . . .          --

10.23   Security Agreement dated as of May 15, 1993 by HSA of
        Oklahoma, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above (substantially identical to
        Exhibit 10.17)  . . . . . . . . . . . . . . . . . . . . . . . . . .          --

10.24   Security Agreement dated as of May 15, 1993 by The Haven
        Hospital, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above (substantially identical to
        Exhibit 10.17)  . . . . . . . . . . . . . . . . . . . . . . . . . .          --

10.25   Security Agreement dated as of May 15, 1993 by the Company in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
        10.16 above (substantially identical to Exhibit 10.17)  . . . . . .          --

                                                                                    Page
                                                                                   Number
                                                                                   ------
10.26   Accounts Receivable Security Agreement dated as of May 15,
        1993 by Americare of Galax, Inc. in favor of Societe
        Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above
        (incorporated by reference to Exhibit 10.26 to the Company's
        Annual Report on Form 10-K for the year ended June 30, 1994)  . . .          --

10.27   Accounts Receivable Security Agreement dated as May 15, 1993 by Bountiful Psychiatric Hospital, Inc. in favor of Societe
        Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above
        (substantially identical to Exhibit 10.26)  . . . . . . . . . . . .          --

10.28   Accounts Receivable Security Agreement dated as of May 15,
        1993 by Cumberland Mental Health, Inc. in favor of Societe
        Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
        10.16 above (substantially identical to Exhibit 10.26)  . . . . . .          --

10.29   Accounts Receivable Security Agreement dated as of May 15,
        1993 by East Carolina Psychiatric Services Corporation in
        favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above (substantially identical to
        Exhibit 10.26)  . . . . . . . . . . . . . . . . . . . . . . . . . .          --

10.30   Accounts Receivable Security Agreement dated as of May 15,
        1993 by Havenwyck Hospital, Inc. in favor of Societe
        Generale, New York Branch as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
        10.16 above (substantially identical to Exhibit 10.26)  . . . . . .          --

10.31   Accounts Receivable Security Agreement dated as of May 15,
        1993 by Mesa Psychiatric Hospital, Inc. in favor of Societe
        Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
        10.16 above (substantially identical to Exhibit 10.26)  . . . . . .          --

10.32   Accounts Receivable Security Agreement dated as of May 15,
        1993 by Michigan Psychiatric Services, Inc. in favor of
        Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above (substantially identical to Exhibit
        10.26)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --

10.33   Accounts Receivable Security Agreement dated as of May 15,
        1993 by Psychiatric Institute of West Virginia, Inc. in favor of Societe Generale, New York Branch, as agent for the
        lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above (substantially identical to
        Exhibit 10.26)  . . . . . . . . . . . . . . . . . . . . . . . . . .          --

10.34   Stock Pledge Agreement dated as of May 15, 1993, among the
        Company in favor of Societe Generale, New York Branch, as
        agent for the lenders which are parties to that certain
        Credit Agreement described in Exhibit 10.16 above
        (incorporated by reference to Exhibit 10.34 to the Company's
        Annual Report on Form 10-K for the year ended June 30, 1994)  . . .          --

                                                                                    Page
                                                                                   Number
                                                                                   ------
10.35   Revolving Credit Guarantee dated as of May 15, 1993 by
        Americare of Galax, Inc. in favor of Societe Generale, New
        York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16
        above (incorporated by reference to Exhibit 10.35 to the
        Company's Annual Report on Form 10-K for the year ended June
        30, 1994) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --

10.36   Revolving Credit Guarantee dated as of May 15, 1993 by
        Bethany Psychiatric Hospital, Inc. in favor of Societe
        Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
        10.16 above (substantially identical to Exhibit 10.35)  . . . . . .          --

10.37   Revolving Credit Guarantee dated as of May 15, 1993 by
        Bountiful Psychiatric Hospital, Inc. in favor of Societe
        Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
        10.16 above (substantially identical to Exhibit 10.35)  . . . . . .          --

10.38   Revolving Credit Guarantee dated as of May 15, 1993 by
        Cumberland Mental Health, Inc. in favor of Societe Generale,
        New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16
        above (substantially identical to Exhibit 10.35)  . . . . . . . . .          --

10.39   Revolving Credit Guarantee dated as of May 15, 1993 by East
        Carolina Psychiatric Services Corporation in favor of Societe
        Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
        10.16 above (substantially identical to Exhibit 10.35)  . . . . . .          --

10.40   Revolving Credit Guarantee dated as of May 15, 1993 by
        Havenwyck Hospital, Inc. in favor of Societe Generale, New
        York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16
        above (substantially identical to Exhibit 10.35)  . . . . . . . . .          --

10.41   Revolving Credit Guarantee dated as of May 15, 1993 by Mesa
        Psychiatric Hospital, Inc. in favor of Societe Generale, New
        York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16
        above (substantially identical to Exhibit 10.35)  . . . . . . . . .          --

10.42   Revolving Credit Guarantee dated as of May 15, 1993 by
        Michigan Psychiatric Services, Inc. in favor of Societe
        Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
        10.16 above (substantially identical to Exhibit 10.35)  . . . . . .          --

10.43   Revolving Credit Guarantee dated as of May 15, 1993 by
        Psychiatric Institute of West Virginia, Inc. in favor of
        Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above (substantially identical to Exhibit
        10.35)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --

10.44   Management Fee Subordination Agreement dated May 15, 1993, among Paul J. Ramsay and Ramsay Health Care Pty. Ltd. in
        favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K
        for the year ended June 30, 1994) . . . . . . . . . . . . . . . . .          --

                                                                                    Page
                                                                                   Number
                                                                                   ------
10.45   Mortgage and Fixture Filing and Assignment of Leases and
        Rents dated as of May 15, 1993 granted by Atlantic Treatment
        Center, Inc. to Societe Generale, individually and as agent for the lenders which are parties to that certain Credit
        Agreement described in Exhibit 10.16 above, with respect to certain real property located in Volusia County, Florida
        (incorporated by reference to Exhibit 10.45 to the Company's
        Annual Report on Form 10-K for the year ended June 30, 1994)  . . .          --

10.46   Mortgage and Fixture Filing and Assignment of Leases and
        Rents dated as of May 15, 1993 granted by Carolina Treatment
        Center, Inc. to Societe Generale, individually and as agent for the lenders which are parties to that certain Credit
        Agreement described in Exhibit 10.16 above, with respect to certain real property located in Horry County, South Carolina
        (substantially identical to Exhibit 10.45)  . . . . . . . . . . . .          --

10.47   Deed of Trust and Fixture Filing and Assignment of Leases and
        Rents dated as of May 15, 1993 granted by Great Plains
        Hospital, Inc. to Jacob W. Bayer, Jr. as Trustee for the
        benefit of Societe Generale, individually and as agent for the lenders which are parties to that certain Credit
        Agreement described in Exhibit 10.16 above, with respect to certain real property located in Vernon County, Missouri
        (substantially identical to Exhibit 10.45)  . . . . . . . . . . . .          --

10.48   Mortgage, Security and Assignment of Leases and Rents dated as of May 15, 1993 by Greenbrier Hospital, Inc. to Societe
        Generale individually and as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
        10.16 above, with respect to certain real property located in
        St. Tammany Parish, Louisiana (substantially identical to
        Exhibit 10.45)  . . . . . . . . . . . . . . . . . . . . . . . . . .          --

10.49   Mortgage and Fixture Filing and Assignment of Leases and
        Rents dated as of May 15, 1993 granted by Gulf Coast
        Treatment Center, Inc. to Societe Generale, individually and as agent for the lenders which are parties to that certain
        Credit Agreement described in Exhibit 10.16 above, with
        respect to certain real property located in Okaloosa County,
        Florida (substantially identical to Exhibit 10.45)  . . . . . . . .          --

10.50   Mortgage, Security Agreement and Assignment of Leases and
        Rents dated as of May 15, 1993 granted by Houma Psychiatric
        Hospital, Inc. to Societe Generale, individually and as agent for the lenders which are parties to that certain Credit
        Agreement described in Exhibit 10.16 above, with respect to certain real property located in the City of Houma, Parish of
        Terrebonne, Louisiana (substantially identical to Exhibit
        10.45)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --

10.51   Mortgage with Power of Sale and Fixture Filing and Assignment of Leases and Rents dated as of May 15, 1993 granted by HSA of Oklahoma, Inc. to Societe Generale, individually and as agent for the lenders which are parties to that certain
        Credit Agreement described in Exhibit 10.16 above, with
        respect to certain real property located in Garfield County,
        Oklahoma (substantially identical to Exhibit 10.45) . . . . . . . .          --

                                                                                    Page
                                                                                   Number
                                                                                   ------
10.52   Deed of Trust and Fixture Filing and Assignment of Leases and
        Rents dated as of May 15, 1993 granted by The Haven Hospital,
        Inc. to Societe Generale, individually and as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above, with respect to certain
        real property located in the City of DeSoto, Dallas County,
        Texas (substantially identical to Exhibit 10.45)  . . . . . . . . .          --

10.53   Loan Agreement between Okaloosa County, Florida and Gulf
        Coast Treatment Center, Inc. dated October 1, 1984, relating to the issuance of bonds for Gulf Coast Treatment Center,
        Inc. (incorporated by reference to Exhibit 10.16 to the
        Company's Registration Statement on Form S-1, Registration
        No. 2-9892) . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --

10.54   Loan Agreement between Louisiana Public Facilities Authority and Greenbrier Hospital, Inc. dated November 1, 1984,
        relating to the issuance of bonds for Greenbrier Hospital,
        Inc. (incorporated by reference to Exhibit 10.17 to the
        Company's Registration Statement on Form S-1, Registration
        No. 2-98921)  . . . . . . . . . . . . . . . . . . . . . . . . . . .          --

10.55   Loan Agreement between Horry County, South Carolina and
        Carolina Treatment Center, Inc. dated December 1, 1984,
        relating to the issuance of bonds for Carolina Treatment
        Center, Inc. (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1,
        Registration No. 2-98921) . . . . . . . . . . . . . . . . . . . . .          --

10.56   Loan Agreement between Louisiana Public Facilities Authority and Houma Psychiatric Hospital, Inc. dated as of September 1,
        1985, relating to the issuance of bonds for HSA Bayou Oaks
        Hospital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.57   Ground Lease between Facilities Management Corporation, as landlord, and Psychiatric Institute of West Virginia, Inc., as tenant, dated as of September 30, 1985 . . . . . . . . . . . . .

10.58   Lease Agreement between Houma Psychiatric Hospital, Inc. and
        Hospital Service District No. 1 of the Parish of Terrebonne,
        State of Louisiana, effective February 1, 1985 (incorporated by reference to Exhibit 10.38 to the Company's Registration
        Statement on Form S-1, Registration No. 2-98921)  . . . . . . . . .          --

10.59   Lease among Bethany Psychiatric Hospital, Inc., Bethany
        General Hospital, the City of Bethany, Oklahoma and the
        Bethany General Hospital Trust dated December 9, 1985 (ground lease)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.60   Loan Agreement between The Enid Development Authority and HSA of Oklahoma, Inc. dated as of October 1, 1985, relating to
        The Enid Development Authority Variable Rate Demand Revenue
        Bonds (Meadowlake Hospital Project) . . . . . . . . . . . . . . . .

10.61   Option Agreement dated September 11, 1989, between the
        Company and The Ramsay Hospital Corporation of Texas
        (incorporated by reference to Exhibit 10.44 to the Company's
        Annual Report on Form 10-K for the year ended June 30, 1989)  . . .          --

                                                                                    Page
                                                                                   Number
                                                                                   ------
10.62   Ramsay Health Care, Inc. 1990 Stock Option Plan, as amended to date (incorporated by reference to Exhibit 4.3 to the
        Company's Registration Statement on Form S-8 filed on March
        6, 1991)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --

10.63   Lease Agreement dated August 30, 1988 between the Company and
        Ayshire Land Dome Joint Venture relating to office space at
        One Poydras Plaza, New Orleans, Louisiana (incorporated by reference to Exhibit 10.78 to the Company's Registration
        Statement on Form S-2, Registration No. 33-40762) . . . . . . . . .          --

10.64   Ramsay Health Care, Inc. Deferred Compensation and Retirement
        Plan (incorporated by reference to Exhibit 10.79 to the
        Company's Registration Statement on Form S-2, Registration
        No. 33-40762) . . . . . . . . . . . . . . . . . . . . . . . . . . .          --

10.65   Personnel and Facility Sharing Agreement dated as of June 27,
        1991 between the Company and Ramsay Holdings HSA Limited
        (incorporated by reference to Exhibit 10.83 to the Company's
        Registration Statement on Form S-2, Registration No.
        33-40762) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --

10.66   Indemnity Agreement dated as of June 1991 between the Company and Ramsay Holdings HSA Limited (incorporated by reference to
        Exhibit 10.84 to the Company's Registration Statement on Form
        S-2, Registration No. 33-40762) . . . . . . . . . . . . . . . . . .          --

10.67   Agreement dated January 7, 1992 between the Company and Ralph
        J. Watts (incorporated by reference to Exhibit 10(a) to the
        Company's Quarterly Report on Form 10-Q for the quarter ended
        December 31, 1991)  . . . . . . . . . . . . . . . . . . . . . . . .          --

10.68   Warrant Certificate dated January 8, 1992 issued to Ralph J.
        Watts (incorporated by reference to Exhibit 10(b) to the
        Company's Quarterly Report on form 10-Q for the quarter ended
        December 31, 1991)  . . . . . . . . . . . . . . . . . . . . . . . .          --

10.69   Management Agreement dated as of June 25, 1992 between the
        Company and Ramsay Health Care Pty. Limited (incorporated by reference to Exhibit 10.90 to the Company's Annual Report on
        Form 10-K for the year ended June 30, 1992) . . . . . . . . . . . .          --

10.70   Ramsay Health Care, Inc. 1991 Stock Option Plan (incorporated by reference to Exhibit 10.91 to the Company's Annual Report
        on Form 10-K for the year ended June 30, 1992)  . . . . . . . . . .          --

10.71   Employment Agreement dated as of January 7, 1992 between the
        Company and Gregory H. Browne (incorporated by reference to
        Exhibit 10.92 to the Company's Annual Report on Form 10-K for
        the year ended June 30, 1992) . . . . . . . . . . . . . . . . . . .          --

10.72   Employment Agreement dated as of July 7, 1992 between the
        Company and Bruce R. Soden (incorporated by reference to
        Exhibit 10.93 to the Company's Annual Report on Form 10-K for
        the year ended June 30, 1992) . . . . . . . . . . . . . . . . . . .          --

10.73   Employment Agreement dated January 23, 1992 between the
        Company and Wallace E. Smith (incorporated by reference to
        Exhibit 10.94 to the Company's Annual Report on Form 10-K for
        the year ended June 30, 1992) . . . . . . . . . . . . . . . . . . .          --

10.74   Employment Agreement dated January 23, 1992 between the
        Company and John A. Quinn (incorporated by reference to
        Exhibit 10.95 to the Company's Annual Report on Form 10-K for
        the year ended June 30, 1992) . . . . . . . . . . . . . . . . . . .          --

                                                                                    Page
                                                                                   Number
                                                                                   ------
10.75   Employment Agreement dated as of October 7, 1992 between the
        Company and Rea A. Oliver (incorporated by reference to
        Exhibit 10.79 to the Company's Annual Report on Form 10-K for
        the year ended June 30, 1994) . . . . . . . . . . . . . . . . . . .          --

10.76   Lease dated April 4, 1992 between The Union Labor Life
        Insurance Company and the Company (incorporated by reference to Exhibit 10.98 to the Company's Annual Report on Form 10-K
        for the year ended June 30, 1992) . . . . . . . . . . . . . . . . .          --

10.77   Lease dated May 27, 1992 between Gail Buy and Bountiful
        Psychiatric Hospital (incorporated by reference to Exhibit
        10.99 to the Company's Annual Report on Form 10-K for the
        year ended June 30, 1992) . . . . . . . . . . . . . . . . . . . . .          --

10.78   Lease Agreement dated as of February 12, 1993 by and between
        Gulf Coast Treatment Center, Inc and Vendell of Florida, Inc.
        (incorporated by reference to Exhibit 10.82 to the Company's
        Annual Report on Form 10-K for the year ended June 30, 1994)  . . .          --

10.79   Ramsay Health Care, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 10.83 to the Company's Quarterly
        Report on Form 10Q for the quarter ended December 31, 1993) . . . .          --

10.80   Ramsay Health Care, Inc. 1993 Employee Stock Purchase Plan
        (incorporated by reference to Exhibit 10.84 to the Company's
        Quarterly Report on Form 10Q for the quarter ended December
        31, 1993) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --

10.81   Employment Agreement dated as of October 2, 1993 between the
        Company and Reynold Jennings  . . . . . . . . . . . . . . . . . . .

10.82   Letter Agreement dated May 26, 1994 between the Company and Reynold
        Jennings amending Mr. Jennings' Employment Agreement  . . . . . . .

10.83   Letter Agreement dated June 3,1994 between the Company and Reynold
        Jennings amending Mr. Jennings' Employment Agreement  . . . . . . .

10.84   Fourth Modification, Extension and Amendment of Lease
        Agreement dated November 15, 1993 between the Company and One
        Poydras Plaza Venture relating to the Company's office space at One Poydras Plaza, New Orleans, Louisiana  . . . . . . . . . . .

11      Computation of Net Income Per Share . . . . . . . . . . . . . . . .

21      Subsidiaries of the Company . . . . . . . . . . . . . . . . . . . .

23      Consent of Ernst & Young  . . . . . . . . . . . . . . . . . . . . .

27      Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . .



Copies of exhibits filed with this Annual Report on Form 10-K or incorporated herein by reference do not accompany copies hereof for distribution to stockholders of the Company. The Company will furnish a copy of any of such exhibits to any stockholder requesting it.