Form 10-Q
period 1994-09-30
RAMSAY HEALTH CARE INC
filed 1994-11-14
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                                       OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ____________________to___________________

Commission file No. 0-13849

                            RAMSAY HEALTH CARE, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                     63-0857352
        (State or other jurisdiction                 (I.R.S. Employer
        of incorporation or organization)            Identification Number)

        One Poydras Plaza
        639 Loyola Avenue, Suite 1700
        New Orleans, Louisiana                       7011
        (Address of principal executive offices)     (Zip Code)

     Registrant's telephone number, including area code:  (504) 525-2505

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X          No
                              -----           -----

The number of shares of the Registrant's Common Stock outstanding at November 10, 1994 follows:

         Common Stock, par value $0.01 per share - 7,723,799 shares

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX


Part I.  FINANCIAL INFORMATION                                                      Page
                                                                                    ----
     Item 1. Financial Statements
        Consolidated balance sheets - September 30, 1994 (unaudited)
           and June 30, 1994  . . . . . . . . . . . . . . . . . . . . . . . . .       1

        Consolidated statements of income - quarter ended
           September 30, 1994 (unaudited) and 1993 (unaudited)  . . . . . . . .       3

        Consolidated statements of cash flows - quarter ended
          September 30, 1994 (unaudited) and 1993 (unaudited)   . . . . . . . .       4

        Notes to consolidated financial statements - September 30, 1994
          (unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5

     Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . .       8


Part II.  OTHER INFORMATION

     Item 6. Exhibits and Current Reports on Form 8-K   . . . . . . . . . . . .      13

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14

                         PART I.  FINANCIAL INFORMATION

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                  SEPTEMBER 30      JUNE 30
                                                                      1994           1994
                                                                  ------------    -----------
                                                                  (UNAUDITED)

    ASSETS

CURRENT ASSETS
   Cash and short-term investments  . . . . . . . . . . . . .     $  3,197,000    $  6,207,000
   Restricted cash  . . . . . . . . . . . . . . . . . . . . .        2,256,000       5,311,000
   Patient accounts receivable, less allowances for doubtful
      accounts of $4,360,000 and $3,925,000 at
      September 30, 1994 and June 30, 1994, respectively  . .       22,247,000      23,019,000
   Amounts due from third-party contractual agencies  . . . .       10,821,000       6,604,000
   Other accounts receivable  . . . . . . . . . . . . . . . .        2,594,000       2,139,000
   Other current assets . . . . . . . . . . . . . . . . . . .        3,099,000       3,040,000
                                                                  ------------    ------------
    TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . . . . .       44,214,000      46,320,000



OTHER ASSETS
   Cash held in trust . . . . . . . . . . . . . . . . . . . .        1,786,000       1,805,000
   Cost in excess of net asset value of purchased
       businesses     . . . . . . . . . . . . . . . . . . . .       11,941,000      12,042,000
   Unamortized preopening and loan costs  . . . . . . . . . .        3,713,000       3,731,000
   Other intangible assets  . . . . . . . . . . . . . . . . .        2,995,000       3,048,000
   Real estate held for sale  . . . . . . . . . . . . . . . .        1,150,000       1,150,000
   Other non-current assets . . . . . . . . . . . . . . . . .        4,914,000       4,911,000
                                                                  ------------    ------------
                                                                    26,499,000      26,687,000


PROPERTY AND EQUIPMENT
   Land . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,009,000       9,009,000
   Building and improvements  . . . . . . . . . . . . . . . .      118,684,000     118,555,000
   Equipment, furniture and fixtures  . . . . . . . . . . . .       21,202,000      20,626,000
                                                                  ------------    ------------
                                                                   148,895,000     148,190,000
   Less accumulated depreciation  . . . . . . . . . . . . . .       39,359,000      38,029,000
                                                                  ------------    ------------
                                                                   109,536,000     110,161,000
                                                                  ------------    ------------


                                                                  $180,249,000    $183,168,000
                                                                  ============    ============





                See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS




                                                                         SEPTEMBER 30       JUNE 30
                                                                             1994            1994
                                                                        ------------     ------------
                                                                          (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .   $  2,972,000     $  2,306,000
   Accrued salaries and wages . . . . . . . . . . . . . . . . . . . .      3,392,000        4,291,000
   Other accrued liabilities  . . . . . . . . . . . . . . . . . . . .      3,681,000        4,386,000
   Amounts due to third-party contractual agencies  . . . . . . . . .      6,022,000        4,729,000
   Current portion of long-term debt  . . . . . . . . . . . . . . . .     10,220,000        9,460,000
                                                                        ------------     ------------
      TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . .     26,287,000       25,172,000

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . .      4,879,000        4,932,000

LIABILITIES FOR SELF-INSURANCE CLAIMS, less
   current portion  . . . . . . . . . . . . . . . . . . . . . . . . .      1,476,000        1,341,000

LONG-TERM DEBT, less current portion  . . . . . . . . . . . . . . . .     63,339,000       67,707,000

MINORITY INTERESTS  . . . . . . . . . . . . . . . . . . . . . . . . .      3,279,000        3,548,000

STOCKHOLDERS' EQUITY
   Class A convertible preferred stock, $1 par value--authorized
      800,000 shares; issued 22,910 shares  . . . . . . . . . . . . .         23,000           23,000
   Class B convertible preferred stock, Series C, $1 par value
      --authorized 152,321 shares; issued 142,486 shares
      (liquidation value of $7,244,000) including accrued dividends
      of $91,000  . . . . . . . . . . . . . . . . . . . . . . . . . .        233,000          233,000
   Common Stock, $.01 par value--authorized 20,000,000
      shares; issued 8,212,849 shares at September 30, 1994 and
      8,200,760 shares at June 30, 1994 . . . . . . . . . . . . . . .         82,000           82,000
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . .    100,025,000      100,048,000
   Retained earnings (deficit)  . . . . . . . . . . . . . . . . . . .    (15,895,000)     (16,483,000)
   Treasury Stock, at cost--489,050 shares at September 30, 1994
      and 481,750 shares at June 30, 1994 . . . . . . . . . . . . . .     (3,479,000)      (3,435,000)
                                                                        ------------     ------------
                                                                          80,989,000       80,468,000
                                                                        ------------     ------------
                                                                        $180,249,000     $183,168,000
                                                                        ============     ============





                See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)



                                                                             QUARTER ENDED SEPTEMBER 30
                                                                            -----------------------------
                                                                               1994               1993
                                                                            -----------       ------------
NET REVENUES                                                                $35,823,000       $31,983,000

Operating Expenses:
   Salaries, wages and benefits . . . . . . . . . . . . . .                  17,734,000         15,460,000
   Other operating expenses . . . . . . . . . . . . . . . .                  11,011,000          9,318,000
   Provision for doubtful accounts  . . . . . . . . . . . .                   1,285,000          1,715,000
   Depreciation and amortization  . . . . . . . . . . . . .                   1,840,000          1,580,000
   Interest and other financing charges . . . . . . . . . .                   2,167,000          2,276,000
                                                                            -----------       ------------
        TOTAL OPERATING EXPENSES  . . . . . . . . . . . . .                  34,037,000         30,349,000
                                                                            -----------       ------------

INCOME BEFORE MINORITY INTERESTS
   AND INCOME TAXES . . . . . . . . . . . . . . . . . . . .                   1,786,000          1,634,000
Minority interests  . . . . . . . . . . . . . . . . . . . .                     847,000            790,000
                                                                            -----------       ------------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . .                     939,000            844,000
Provision for income taxes  . . . . . . . . . . . . . . . .                     351,000            236,000
                                                                            -----------       ------------

      NET INCOME  . . . . . . . . . . . . . . . . . . . . .                 $   588,000       $    608,000
                                                                            ===========       ============

Income per common and dilutive common equivalent share:
   Primary  . . . . . . . . . . . . . . . . . . . . . . . .                 $      0.06       $       0.06
   Fully diluted  . . . . . . . . . . . . . . . . . . . . .                 $      0.06       $       0.06

Weighted average number of shares outstanding:
   Primary  . . . . . . . . . . . . . . . . . . . . . . . .                   9,481,000          9,646,000
   Fully diluted  . . . . . . . . . . . . . . . . . . . . .                   9,547,000          9,757,000





                See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                                              QUARTER ENDED SEPTEMBER 30
                                                                           ------------------------------
                                                                               1994               1993
                                                                           -----------       ------------
Cash Flows from Operating Activities
Net Income  . . . . . . . . . . . . . . . . . . . . . . . .                $   588,000       $    608,000
                                                                           -----------       ------------
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization  . . . . . . . . . . . . .                  2,034,000          1,788,000
   Provision (benefit) for deferred income taxes  . . . . .                    (53,000)            48,000
   Provision for doubtful accounts  . . . . . . . . . . . .                  1,285,000          1,715,000
   Minority interests . . . . . . . . . . . . . . . . . . .                    847,000            790,000
   Cash flows from (increase) decrease in operating assets:
      Accounts receivable . . . . . . . . . . . . . . . . .                   (513,000)           445,000
      Amounts due from third-party contractual agencies . .                 (4,217,000)          (540,000)
      Other current assets  . . . . . . . . . . . . . . . .                   (514,000)            (5,000)
      Other non-current assets  . . . . . . . . . . . . . .                    (12,000)          (352,000)
   Cash flows from increase (decrease) in operating
      liabilities:
      Accounts payable  . . . . . . . . . . . . . . . . . .                    666,000         (1,063,000)
      Accrued salaries, wages and other liabilities . . . .                 (1,604,000)         1,008,000
      Unpaid self-insurance claims  . . . . . . . . . . . .                    135,000           (788,000)
      Amounts due to third-party contractual agencies . . .                  1,293,000           (748,000)
                                                                           -----------       ------------
         Total adjustments  . . . . . . . . . . . . . . . .                   (653,000)         2,298,000
                                                                           -----------       ------------
            Net cash provided by (used in) operating
              activities  . . . . . . . . . . . . . . . . .                    (65,000)         2,906,000
                                                                           -----------       ------------
Cash Flows from Investing Activities
   Proceeds from sale of facility . . . . . . . . . . . . .                        ---         11,950,000
   Expenditures for property and equipment  . . . . . . . .                   (787,000)        (1,090,000)
   Preopening costs . . . . . . . . . . . . . . . . . . . .                   (296,000)           (68,000)
                                                                           -----------       ------------
            Net cash provided by (used in) investing
              activities. . . . . . . . . . . . . . . . . .                 (1,083,000)        10,792,000
                                                                           -----------       ------------
Cash Flows from Financing Activities
   Loan costs . . . . . . . . . . . . . . . . . . . . . . .                   (145,000)          (200,000)
   Proceeds from exercise of stock options and employee
    stock purchase plan   . . . . . . . . . . . . . . . . .                     68,000              8,000
   Distributions to minority interests  . . . . . . . . . .                 (1,116,000)          (503,000)
   Payments on debt . . . . . . . . . . . . . . . . . . . .                 (3,608,000)        (3,016,000)
   Payment of preferred stock dividends . . . . . . . . . .                    (91,000)               ---
   Purchase of treasury stock . . . . . . . . . . . . . . .                    (44,000)          (205,000)
   Restricted cash (reserved) used for debt payments  . . .                  3,055,000         (8,013,000)
   Cash held in trust . . . . . . . . . . . . . . . . . . .                     19,000            153,000
                                                                           -----------       ------------
            Net cash used in financing activities . . . . .                 (1,862,000)       (11,776,000)
                                                                           -----------       ------------
Net increase in cash and cash equivalents . . . . . . . . .                 (3,010,000)         1,922,000
Cash and cash equivalents at beginning of period  . . . . .                  6,207,000         10,682,000
                                                                           -----------       ------------
Cash and cash equivalents at end of period  . . . . . . . .                $ 3,197,000       $ 12,604,000
                                                                           ===========       ============
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
   Interest . . . . . . . . . . . . . . . . . . . . . . . .                $ 1,747,000       $  2,087,000
   Income taxes . . . . . . . . . . . . . . . . . . . . . .                    616,000              6,000

                See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1994

NOTE 1

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are of a normal recurring nature and have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

NOTE 2

    At September 30, 1994, the Company's credit facilities included $45,200,000 in senior secured notes, approximately $22,000,000 in letters of credit (to support the Company's variable rate demand revenue bonds), $2,538,000 in subordinated secured notes and $4,000,000 in a working capital facility. The senior secured notes bear interest at 11.6% and are due in semi-annual installments that began on March 31, 1993 and end on March 31, 2000. The subordinated secured notes bear interest at 15.6% and are due in semi- annual installments that began on March 31, 1994 and end on March 31, 2000. The variable rate demand revenue bonds were issued in 1984 and 1985, have terms of 30 years, and, as of September 30, 1994, require annual principal payments of $800,000 (through year 2000) and $900,000 to $1,300,000 from years 2001 to maturity. Amounts outstanding under the working capital facility bear interest at a variable rate. There were no amounts outstanding under the working capital facility at September 30, 1994 or June 30, 1994.
    As part of the acquisition of Florida Psychiatric Management, Inc. ("FPM") in October 1993, the Company issued 7%, three-year debentures totalling $2,500,000. As part of the acquisition of Human Dynamics Institute in June 1994, the Company issued an 8.25%, $1,000,000 three-year promissory note, payable in 36 equal monthly installments. These obligations are secured by the common stock issued by these subsidiaries to the Company in connection with these acquisitions.

    Restricted cash in the accompanying balance sheets represent remaining proceeds from the sale of Cumberland Hospital in August 1993. These monies are held in trust and used to pay principal amounts due on the senior secured notes and the subordinated secured notes. Restricted cash totalling $3,055,000 was used to satisfy the September 30, 1994 principal payment on the senior secured notes and the subordinated secured notes.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED - Continued)

The Company's long-term debt is as follows:

                                                                           SEPTEMBER 30        JUNE 30
                                                                              1994               1994
                                                                           -----------        -----------
11.6% senior secured notes  . . . . . . . . . . . . . . . . . .            $45,200,000        $48,025,000
Variable rate demand revenue bonds  . . . . . . . . . . . . . .             20,900,000         21,000,000
15.6% subordinated secured notes  . . . . . . . . . . . . . . .              2,538,000          2,769,000
7% debentures   . . . . . . . . . . . . . . . . . . . . . . . .              2,083,000          2,292,000
8.25% note payable  . . . . . . . . . . . . . . . . . . . . . .                917,000          1,000,000
Capital lease obligation  . . . . . . . . . . . . . . . . . . .              1,221,000          1,318,000
Other notes payable . . . . . . . . . . . . . . . . . . . . . .                700,000            763,000
                                                                           -----------        -----------
                                                                            73,559,000         77,167,000
Less amounts due within one year  . . . . . . . . . . . . . . .             10,220,000          9,460,000
                                                                           -----------        -----------
                                                                           $63,339,000        $67,707,000
                                                                           ===========        ===========

The Company has pledged as collateral substantially all of its real property, plus restricted cash.

NOTE 3

         The provision for income taxes included in the consolidated statements of income differs from the amounts computed by applying the normal statutory rates to income before income taxes because such provision includes a) amounts reportable as income for federal income tax purposes which are not income for financial reporting purposes, b) amounts deducted for financial reporting purposes that are not allowable deductions for federal and state income tax purposes and c) amounts for state income taxes applicable to profitable subsidiaries which do not utilize the operating losses generated by unprofitable subsidiaries to offset taxable income. At September 30, 1994, the Company has estimated operating loss carryforwards available to reduce future taxable income of approximately $16 million subject to significant annual limitations pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

NOTE 4

         On October 27, 1994, the Company announced its intention to distribute the stock of its subsidiary, Ramsay Managed Care, Inc. (RMCI) to the Company's shareholders. RMCI, which was formed in October 1993 and manages and provides the delivery of mental health care and substance abuse treatment, includes primarily the operations of FPM and Human Dynamics Institute. The distribution is subject to the declaration of effectiveness of a registration statement filed by RMCI with the Securities and Exchange Commission, the receipt of certain investment banking opinions and certain other conditions. The Company anticipates that the record date for the distribution will be in December 1994 and that the distribution will be made in January 1995.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED - Continued)



         For the three months ended September 30, 1994, net revenues and income before income taxes of RMCI were $3,463,000 and $63,000, respectively.
Provided that the distribution occurs as planned , the net cash advances made to RMCI will be converted into an interest-bearing subordinated note due from RMCI. In addition, the intangible assets and liabilities associated with RMCI, totalling approximately $10,000,000 and $5,000,000, respectively, along with other assets and liabilities associated with RMCI, will no longer be reflected on the Company's consolidated balance sheet.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

         The Company pursues business expansion opportunities which are consistent with its overall strategic plan and disposes of operations no longer considered viable or consistent with this plan. In February 1994, the Company sold its inpatient facility (Atlantic Shores Hospital) in Daytona Beach, Florida due to, among other reasons, restrictive state certificate of need laws that precluded the Company from expanding services at this location. Also, in June 1994, two outpatient day treatment centers were closed due to poor operating performance.

         The Company's strategic plan also called for the development of medical subacute units in certain of its inpatient facilities. Three such units opened between January 1994 and July 1994. In addition, to further the continuum of care at one of these units, an outpatient rehabilitation clinic was acquired and began operations in January 1994.

         In October 1993, the Company entered the managed mental healthcare business through its acquisition of Florida Psychiatric Management, Inc. This business subsequently expanded through an additional acquisition in June 1994 and through on-going development efforts. As noted elsewhere in this report, the Company has announced its intention to distribute the common stock of this business to the holders of its common and preferred stock.

         In August 1993, the Company sold its inpatient facility (Cumberland Hospital) in Fayetteville, North Carolina. The decision to sell this facility occurred in June 1993, at which time the facility's basis of accounting was changed from the going concern basis to the liquidation basis. Accordingly, the operating results of this facility in July and August 1993 were recorded as part of the loss on sale of this facility in the Company's June 1993 financial statements.

RESULTS OF OPERATIONS

         Excluding the net inpatient revenues associated with the significant business transactions identified above, net inpatient revenues at the Company's facilities declined $846,000 between periods because the overall increase in patient volume (1.8% increase in inpatient days between periods) was offset by a continued shift from charged-based payors to cost-based and negotiated rate payors. Net revenue per patient day on cost-based and negotiated rate payors is generally less than that for charged-based payors. Same store admissions and average length of stay totalled 3,068 and 17.10 days, respectively, in the quarter ended September 30, 1994, compared to 2,962 and 18.23 days, respectively, in the quarter ended September 30, 1993. For the periods presented, net inpatient revenues included significant amounts pursuant to enhanced reimbursement rates under certain disproportionate share programs. Recent federal statutory changes will significantly reduce the level of such payments to state Medicaid programs, which

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


programs are responsible for allocating these amounts to providers who render care to a disproportionately high level of indigent patients. Accordingly, these statutory changes will reduce the level of disproportionate share payments to the Company in the future. The Company is investigating certain cost saving and other measures at the Louisiana-based facilities which receive most of these payments. Management believes these efforts, along with the expected impact of the Company's subacute operations and other development efforts, will offset some of the effects of reduced levels of disproportionate share payments.

         Excluding the net outpatient revenues associated with the significant business transactions identified above, net outpatient revenues at the Company's facilities increased 39.0% between periods due to a significant increase in outpatient visits, particularly partial hospitalization visits, at these facilities. This increase is consistent with management's expectations and industry trends.

         The following table sets forth, for the period indicated, certain items of the Company's Consolidated Statements of Income as a percentage of the Company's net revenues. For comparative purposes, the table excludes the effect of the managed care and subacute operations on the current year period and the closed/sold facilities on the prior year period.


                                                               PERCENTAGE OF NET REVENUES
                                                                      QUARTER ENDED
                                                                      SEPTEMBER 30
                                                               --------------------------
                                                               1994                  1993
                                                               -----                -----
         Net revenues . . . . . . . . . . . . . . . .          100.0%               100.0%
                                                               -----                -----
         Operating expenses:
             Salaries, wages and benefits . . . . . .           50.2                 48.1
             Other operating expenses . . . . . . . .           28.4                 28.6
             Provision for doubtful accounts  . . . .            4.0                  5.4
             Depreciation and amortization  . . . . .            4.9                  4.8
             Interest expense . . . . . . . . . . . .            6.7                  7.5
                                                               -----                -----
         Total operating expenses . . . . . . . . . .           94.2                 94.4
                                                               -----                -----
         Income before minority interest and
             income taxes . . . . . . . . . . . . . .            5.8                  5.6

         Minority interests . . . . . . . . . . . . .            2.7                  2.6
                                                               -----                -----

         Income before income taxes . . . . . . . . .            3.1                  3.0
                                                               =====                =====

         Salaries, wages and benefits, as a percentage of net revenues, increased between periods in response to higher inpatient and outpatient volumes which, as stated previously, did not result

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


in significantly higher net revenues due to payor mix changes. The ratio of other operating expenses to net revenues slightly improved between periods due to continued cost containment efforts at the Company's inpatient facilities.

         The provision for doubtful accounts, which represents bad debt expense associated with amounts owed by patients, decreased from 5.4% of net revenues in the quarter ended September 30, 1993 to 4.0% in the quarter ended September 30, 1994. Again, the continued shift to cost-based and negotiated rate payors decreased this expense as the patient portion of these billings is substantially less than those of charged-based payors.

         Depreciation and amortization expense as a percentage of net revenues and in terms of amount, did not change significantly between periods as the amortization of intangible assets associated with the managed mental healthcare businesses acquired was offset by the depreciation and amortization associated with the facilities that were sold/closed between periods.

         Interest expense decreased from 7.5% of net revenues for the quarter ended September 30, 1993 to 6.7% of net revenues for the comparable 1994 quarter. Debt levels were reduced between periods through principal payments of $5,650,000 on the senior secured notes, $231,000 on the subordinated secured notes and $800,000 on the variable rate demand revenue bonds still outstanding. In addition, in connection with the sale of Atlantic Shores Hospital in February 1994, the variable rate demand revenue bonds associated with that facility, totalling $4,300,000, were repaid.

         Minority interests reflects the limited partners' share of income before income taxes of Three Rivers Hospital.

         The Company's managed care and subacute businesses reported net revenues of $3,463,000 and $992,000, respectively, for the quarter ended September 30, 1994. In addition, the managed care business reported net income before income taxes for the quarter ended September 30, 1994, after management fees payable to the Company totalling $109,000, of $63,000. In October 1994, the Company announced its intention to distribute the common stock of this subsidiary, Ramsay Managed Care, Inc. (RMCI), to the holders of the Company's common and preferred stock. This distribution is subject to the declaration of effectiveness of a registration statement filed by RMCI with the Securities and Exchange Commission, the receipt of certain investment banking opinions and certain other conditions. The Company anticipates that the record date for the distribution will be in December 1994 and that the distribution will be made in January 1995.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


         A condensed analysis of the September 30, 1993 operating results of Atlantic Shores Hospital and the two outpatient day treatment centers closed after September 30, 1993, is as follows:

             Net revenues . . . . . . . . . . . . . .     $1,368,000
             Operating expenses . . . . . . . . . . .      1,451,000
                                                          ----------

             Loss before income taxes . . . . . . . .     $  (83,000)
                                                          ==========

LIQUIDITY AND CAPITAL RESOURCES

         The Company's credit facilities include $45,200,000 in senior secured notes, approximately $22,000,000 in letters of credit, $2,538,000 in subordinated secured notes and $4,000,000 in a working capital facility. The senior secured notes bear interest at 11.6% and require semi-annual principal payments of $3,531,000 through September 30, 1998 and semi-annual principal payments of $5,650,000 from March 31, 1999 through March 31, 2000. The subordinated secured notes bear interest at 15.6% and require semi-annual principal payments of $231,000 through March 31, 2000. Required annual principal payments on the variable rate demand revenue bonds total $800,000 through year 2000 and $900,000 to $1,300,000 in years 2001 through 2015.
Amounts outstanding under the working capital facility bear interest at a variable rate. There were no amounts outstanding under the working capital facility at September 30, 1994.

         At September 30, 1994, restricted cash included $2,256,000 held in trust to partially pay the March 31, 1995 principal amount due on the senior secured notes.

         At September 30, 1994, the amounts outstanding on debentures and notes payable associated with RMCI totalled $3,000,000. This liability is expected to be transferred to RMCI upon distribution of its stock to the Company's shareholders in January 1995.

         At the current time, the Company does not have any commitments to make any material capital expenditures. The Company's current primary cash requirements relate to its normal operating and debt service expenses, routine capital improvements at its facilities and selective expansion of outpatient programs and services. In addition, at the current time, the Company's specific development projects include expansion of its management contract operations and its network of affiliations with medical/surgical hospitals and other healthcare providers. Management expects future construction and working capital fundings in connection with the

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


Company's subacute business will be minimal and that this business will generate positive cash flow in the coming months. Also, in June 1994, the Company closed two outpatient day treatment centers which were producing negative cash flow.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are as follows:

             Exhibit 11         Computation of Net Income per Share

             Exhibit 27         Financial Data Schedule

             Exhibit 99         Press Release dated October 27, 1994

         (b) Current Reports on Form 8-K

             There were no Current Reports on Form 8-K filed with the Commission during the quarter ended September 30, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereupon duly authorized.


                                                RAMSAY HEALTH CARE, INC.
                                                Registrant



                                                /s/  Gregory H. Browne
                                                Gregory H. Browne
                                                Chief Executive Officer



Date:  November 14, 1994