Form 10-Q
period 1994-12-31
RAMSAY HEALTH CARE INC
filed 1995-02-14
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q

(MARK ONE)
    /X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1994

                                       OR

    / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

    For the Transition period from ____________________to__________________

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

         The number of shares of the Registrant's Common Stock outstanding at February 10, 1995 follows:

           Common Stock, par value $0.01 per share - 8,239,629 shares

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


                                   FORM 10-Q


                                     INDEX



                                                                                                  Page
                                                                                                  ----
Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements
    Consolidated balance sheets - December 31, 1994
         and June 30, 1994 (unaudited)  . . . . . . . . . . . . . . . . . . . . . .                 1

       Consolidated statements of income - quarter and six months ended
         December 31, 1994 and 1993 (unaudited) . . . . . . . . . . . . . . . . . .                 3

       Consolidated statements of cash flows - six months  ended December 31, 1994
         and 1993 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .                 4

       Notes to consolidated financial statements - December 31, 1994 (unaudited)                   5

Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations   . . . . . . . . . . . . . . . .                 8


Part II.  OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders    . . . . . . . .                16

    Item 6. Exhibits and Current Reports on Form 8-K  . . . . . . . . . . . . . . .                16

    SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                17

                         PART I.  FINANCIAL INFORMATION

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                          DECEMBER 31          JUNE 30
                                                                              1994               1994
                                                                        ---------------     --------------
    ASSETS

CURRENT ASSETS
   Cash and short-term investments  . . . . . . . . . . . . .           $     3,264,000    $     6,207,000
   Restricted cash  . . . . . . . . . . . . . . . . . . . . .                 2,256,000          5,311,000
   Patient accounts receivable, less allowances for doubtful
      accounts of $4,524,000 and $3,925,000 at
      December 31, 1994 and June 30, 1994, respectively . . .                23,808,000         23,019,000
   Amounts due from third-party contractual agencies  . . . .                 9,499,000          6,604,000
   Other accounts receivable  . . . . . . . . . . . . . . . .                 3,856,000          2,139,000
   Other current assets . . . . . . . . . . . . . . . . . . .                 2,994,000          3,040,000
                                                                             ----------         ----------
    TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . . . . .                45,677,000         46,320,000



OTHER ASSETS
   Cash held in trust . . . . . . . . . . . . . . . . . . . .                 2,765,000          1,805,000
   Cost in excess of net asset value of purchased businesses                 11,614,000         12,042,000
   Unamortized preopening and loan costs  . . . . . . . . . .                 3,549,000          3,731,000
   Other intangible assets  . . . . . . . . . . . . . . . . .                 2,945,000          3,048,000
   Real estate held for sale  . . . . . . . . . . . . . . . .                 1,150,000          1,150,000
   Other non-current assets . . . . . . . . . . . . . . . . .                 6,356,000          4,911,000
                                                                             ----------         ----------
                                                                             28,379,000         26,687,000


PROPERTY AND EQUIPMENT
   Land . . . . . . . . . . . . . . . . . . . . . . . . . . .                 9,009,000          9,009,000
   Building and improvements  . . . . . . . . . . . . . . . .               118,833,000        118,555,000
   Equipment, furniture and fixtures  . . . . . . . . . . . .                21,582,000         20,626,000
                                                                            -----------        -----------
                                                                            149,424,000        148,190,000
   Less accumulated depreciation  . . . . . . . . . . . . . .                40,631,000         38,029,000
                                                                            -----------        -----------
                                                                            108,793,000        110,161,000
                                                                            -----------        -----------


                                                                        $   182,849,000    $   183,168,000
                                                                            ===========        ===========




                See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                          DECEMBER 31           JUNE 30
                                                                              1994                1994
                                                                         --------------        ---------
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable . . . . . . . . . . . . . . . . . . . . .           $    2,519,000     $    2,306,000
   Accrued salaries and wages . . . . . . . . . . . . . . . .                4,352,000          4,291,000
   Other accrued liabilities  . . . . . . . . . . . . . . . .                2,429,000          4,386,000
   Amounts due to third-party contractual agencies  . . . . .                5,029,000          4,729,000
   Current portion of long-term debt  . . . . . . . . . . . .               12,709,000          9,460,000
                                                                            ----------         ----------
      TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . .               27,038,000         25,172,000

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . .                4,742,000          4,932,000

LIABILITIES FOR SELF-INSURANCE CLAIMS, less
   current portion  . . . . . . . . . . . . . . . . . . . . .                1,211,000          1,341,000

LONG-TERM DEBT, less current portion  . . . . . . . . . . . .               62,209,000         67,707,000

MINORITY INTERESTS  . . . . . . . . . . . . . . . . . . . . .                6,225,000          3,548,000

STOCKHOLDERS' EQUITY
   Class A convertible preferred stock, $1 par value--authorized
      800,000 shares; issued 22,910 shares  . . . . . . . . .                   23,000             23,000
   Class B convertible preferred stock, Series C, $1 par value
      --authorized 152,321 shares; issued 142,486 shares
      (liquidation value of $7,244,000) including accrued
      dividends of $91,000  . . . . . . . . . . . . . . . . .                  233,000            233,000
   Common Stock, $.01 par value--authorized 20,000,000
      shares; issued 8,230,849 shares at December 31, 1994 and
      8,200,760 shares at June 30, 1994 . . . . . . . . . . .                   82,000             82,000
   Additional paid-in capital . . . . . . . . . . . . . . . .              100,023,000        100,048,000
   Retained earnings (deficit)  . . . . . . . . . . . . . . .              (15,458,000)       (16,483,000)
   Treasury Stock, at cost--489,050 shares and 481,750
      shares at December 31, 1994 and June 30, 1994,
      respectively  . . . . . . . . . . . . . . . . . . . . .               (3,479,000)        (3,435,000)
                                                                           ------------       ------------
                                                                            81,424,000         80,468,000
                                                                           -----------        -----------
                                                                        $  182,849,000     $  183,168,000
                                                                           ===========        ===========





                See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)


                                                                      QUARTER ENDED               SIX MONTHS ENDED
                                                                       DECEMBER 31                   DECEMBER 31
                                                                       -----------                   -----------
                                                                  1994             1993         1994            1993
                                                                  ----             ----         ----            ----
NET REVENUES                                                  $ 35,634,000   $ 32,561,000  $  71,457,000  $  64,544,000
Operating Expenses:
   Salaries, wages and benefits . . . . . . . . . . . .         18,212,000     15,696,000     35,946,000     31,156,000
   Other operating expenses . . . . . . . . . . . . . .         11,232,000     10,232,000     22,243,000     19,550,000
   Provision for doubtful accounts  . . . . . . . . . .          1,297,000      1,313,000      2,582,000      3,028,000
   Depreciation and amortization  . . . . . . . . . . .          1,970,000      1,717,000      3,810,000      3,297,000
   Interest and other financing charges . . . . . . . .          2,144,000      2,226,000      4,311,000      4,502,000
                                                                ----------     ----------     ----------      ---------

      TOTAL OPERATING EXPENSES  . . . . . . . . . . . .         34,855,000     31,184,000     68,892,000     61,533,000
                                                                ----------     ----------     ----------     ----------

INCOME BEFORE MINORITY INTERESTS AND
   INCOME TAXES   . . . . . . . . . . . . . . . . . . .            779,000      1,377,000      2,565,000      3,011,000
Minority interests  . . . . . . . . . . . . . . . . . .            166,000        814,000      1,013,000      1,604,000
                                                                 ---------      ---------     ----------     ----------

INCOME BEFORE INCOME TAXES    . . . . . . . . . . . . .            613,000        563,000      1,552,000      1,407,000
Provision for income taxes  . . . . . . . . . . . . . .            176,000         88,000        527,000        324,000
                                                                 ---------      ---------     ----------     ----------

      NET INCOME  . . . . . . . . . . . . . . . . . . .       $    437,000   $    475,000  $   1,025,000  $   1,083,000
                                                                 =========      =========      =========      =========

Income per common and dilutive common equivalent share:
   Primary  . . . . . . . . . . . . . . . . . . . . . .              $0.05          $0.05          $0.11          $0.11
   Fully diluted  . . . . . . . . . . . . . . . . . . .              $0.05          $0.05          $0.11          $0.11

Weighted average number of shares outstanding:
   Primary  . . . . . . . . . . . . . . . . . . . . . .          9,515,000      9,672,000      9,512,000      9,659,000
   Fully diluted  . . . . . . . . . . . . . . . . . . .          9,527,000      9,672,000      9,529,000      9,714,000





                See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                                           SIX MONTHS ENDED DECEMBER 31
                                                                           ----------------------------
                                                                               1994               1993
                                                                               ----               ----
Cash Flows from Operating Activities
Net Income  . . . . . . . . . . . . . . . . . . . . . . . .             $    1,025,000     $    1,083,000
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization  . . . . . . . . . . . . .                  4,204,000          3,713,000
   Provision (benefit) for deferred income taxes  . . . . .                   (190,000)            47,000
   Provision for doubtful accounts  . . . . . . . . . . . .                  2,582,000          3,028,000
   Minority interests . . . . . . . . . . . . . . . . . . .                  1,013,000          1,604,000
   Cash flows from (increase) decrease in operating assets:
      Accounts receivable . . . . . . . . . . . . . . . . .                 (3,371,000)        (1,563,000)
      Amounts due from third-party contractual agencies . .                 (2,895,000)           111,000
      Other current and non-current assets  . . . . . . . .                 (2,208,000)         (413,000)
   Cash flows from increase (decrease) in operating liabilities:
      Accounts payable  . . . . . . . . . . . . . . . . . .                    213,000         (2,368,000)
      Accrued salaries, wages and other liabilities . . . .                 (1,896,000)           264,000
      Unpaid self-insurance claims  . . . . . . . . . . . .                   (130,000)          (948,000)
      Amounts due to third-party contractual agencies . . .                    300,000          1,096,000
                                                                             ---------         -----------
         Total adjustments  . . . . . . . . . . . . . . . .                 (2,378,000)         4,571,000
                                                                            -----------        -----------
            Net cash provided by (used in) operating
              activities  . . . . . . . . . . . . . . . . .                 (1,353,000)         5,654,000
                                                                            -----------        -----------
Cash Flows from Investing Activities
   Proceeds from sale of facility . . . . . . . . . . . . .                        ---         11,950,000
   Acquisition of Florida Psychiatric Management, Inc.  . .                        ---         (4,207,000)
   Expenditures for property and equipment  . . . . . . . .                 (1,506,000)        (2,359,000)
   Preopening costs . . . . . . . . . . . . . . . . . . . .                   (346,000)          (570,000)
   Restricted cash (reserved) used for debt payments  . . .                  3,055,000         (8,239,000)
   Cash held in trust . . . . . . . . . . . . . . . . . . .                   (960,000)           266,000
                                                                            -----------        -----------
            Net cash provided by (used in) investing
             activities   . . . . . . . . . . . . . . . . .                    243,000         (3,159,000)
                                                                           ------------      -------------
Cash Flows from Financing Activities
   Loan costs . . . . . . . . . . . . . . . . . . . . . . .                   (230,000)          (211,000)
   Payment of costs related to distribution of subsidiary.                    (949,000)               ---
   Proceeds from exercise of options and employee stock purchases              157,000             27,000
   Distributions to minority interests  . . . . . . . . . .                 (1,656,000)        (1,760,000)
   Proceeds from private placement of shares of subsidiary                   3,320,000                ---
   Proceeds from working capital facility . . . . . . . . .                  2,500,000                ---
   Payments on debt . . . . . . . . . . . . . . . . . . . .                 (4,749,000)        (3,847,000)
   Payments of preferred stock dividends  . . . . . . . . .                   (182,000)           (91,000)
   Purchase of treasury stock . . . . . . . . . . . . . . .                    (44,000)          (544,000)
                                                                            -----------        -----------
              Net cash used in financing activities . . . .                 (1,833,000)        (6,426,000)
                                                                            -----------        -----------
Net decrease in cash and cash equivalents . . . . . . . . .                 (2,943,000)        (3,931,000)
Cash and cash equivalents at beginning of period  . . . . .                  6,207,000         10,682,000
                                                                            -----------       ------------
Cash and cash equivalents at end of period  . . . . . . . .             $    3,264,000     $    6,751,000
                                                                            ===========      =============

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
   Interest . . . . . . . . . . . . . . . . . . . . . . . .             $    3,425,000     $    3,703,000
Income taxes  . . . . . . . . . . . . . . . . . . . . . . .                  1,316,000            140,000

                See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               December 31, 1994


NOTE 1

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are of a normal recurring nature and have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter and six months ended December 31, 1994 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

NOTE 2

         At December 31, 1994, the Company's credit facilities included $45,200,000 in senior secured notes, approximately $22,000,000 in letters of credit (to support the Company's variable rate demand revenue bonds), $2,538,000 in subordinated secured notes and $4,000,000 in a working capital facility. The senior secured notes bear interest at 11.6% and are due in semi-annual installments that began on March 31, 1993 and end on March 31, 2000. The subordinated secured notes bear interest at 15.6% and are due in semi-annual installments that began on March 31, 1994 and end on March 31, 2000. The variable rate demand revenue bonds were issued in 1984 and 1985, have terms of 30 years, and require annual principal payments of $800,000 (through year 2000) and $900,000 to $1,300,000 (from years 2001 to maturity). Amounts outstanding under the working capital facility, which bear interest at a variable rate (currently 8.6%), totalled $2,500,000 at December 31, 1994. There were no amounts outstanding under the working capital facility at June 30, 1994.

         As part of the acquisition of Florida Psychiatric Management, Inc. ("FPM") in October 1993, a subsidiary of the Company issued 7%, three-year debentures totalling $2,500,000. As part of the acquisition of certain of the assets of Human Dynamics Institute ("HDI") in June 1994, a subsidiary of the Company issued an 8.25%, $1,000,000 three-year promissory note, payable in 36 equal monthly installments. These obligations are secured by the common stock of FPM and of a subsidiary of the Company which purchased the HDI assets.

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

A summary of the Company's debt obligations is as follows:

                                                                  DECEMBER 31       JUNE 30
                                                                     1994            1994
                                                                     ----            ----
11.6% senior secured notes  . . . . . . . . . . . . . . .       $ 45,200,000     $ 48,025,000
Variable rate demand revenue bonds  . . . . . . . . . . .         20,200,000       21,000,000
15.6% subordinated secured notes  . . . . . . . . . . . .          2,538,000        2,769,000
7% debentures . . . . . . . . . . . . . . . . . . . . . .          1,875,000        2,292,000
8.25% note payable  . . . . . . . . . . . . . . . . . . .            833,000        1,000,000
Capital lease obligation  . . . . . . . . . . . . . . . .          1,123,000        1,318,000
Working capital facility  . . . . . . . . . . . . . . . .          2,500,000              ---
Other notes payable . . . . . . . . . . . . . . . . . . .            649,000          763,000
                                                                  ----------       ----------
                                                                  74,918,000       77,167,000
Less amounts due within one year  . . . . . . . . . . . .         12,709,000        9,460,000
                                                                 -----------       ----------
                                                                $ 62,209,000     $ 67,707,000
                                                                  ==========       ==========


The Company has pledged as collateral substantially all of the real property associated with its facilities, plus restricted cash.

NOTE 3

         The provision for income taxes included in the consolidated statements of income differs from the amounts computed by applying the normal statutory rates to income before income taxes because such provision includes a) amounts reportable as income for federal income tax purposes which are not income for financial reporting purposes, b) amounts deducted for financial reporting purposes that are not allowable deductions for federal and state income tax purposes and c) amounts for state income taxes applicable to profitable subsidiaries which do not utilize the operating losses generated by unprofitable subsidiaries to offset taxable income. At December 31, 1994, the Company has estimated operating loss carryforwards available to reduce future taxable income of approximately $16 million subject to significant annual limitations pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED - CONTINUED)



NOTE 4

         On October 27, 1994, the Company announced plans to distribute the stock of its subsidiary, Ramsay Managed Care, Inc. (RMCI), held by the Company, to the holders of the Company's common and preferred stock. RMCI, which was formed in October 1993 and manages and provides the delivery of mental health care and substance abuse treatment, includes primarily the operations of FPM and HDI. The distribution is subject to the declaration of effectiveness of a registration statement filed by RMCI with the Securities and Exchange Commission and certain other conditions. The Company anticipates that the distribution will occur in March 1995.

         For the three and six months ended December 31, 1994, net revenues of RMCI totalled $3,493,000 and $6,955,000, respectively. Of the total cash advances made by the Company to or on behalf of RMCI, $6,000,000 is represented by an unsecured, interest-bearing, subordinated promissory note due from RMCI and issued on October 25, 1994. On the effective date of the distribution, the intangible assets and debt obligations (excluding the above-mentioned promissory note) associated with RMCI, totalling approximately $10,000,000 and $3,000,000, respectively, along with other assets and liabilities associated with RMCI, will no longer be reflected on the Company's consolidated balance sheet.

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

         The Company's strategic plan also calls for the development of medical subacute units in certain of its inpatient facilities. Four such units opened between January 1994 and December 1994. In addition, to further the continuum of care at one of these units, an outpatient rehabilitation clinic was acquired and began operations in January 1994.

         In October 1993, the Company entered the managed mental healthcare business through its acquisition of FPM. This business subsequently expanded through an additional acquisition in June 1994 and through on-going development efforts. As noted elsewhere in this report, the Company has announced its intention to distribute the common stock held by it of the subsidiary operating this business to the holders of its common and preferred stock.

         In August 1993, the Company sold its inpatient facility (Cumberland Hospital) in Fayetteville, North Carolina. The decision to sell this facility occurred in June 1993, at which time the facility's basis of accounting was changed from the going concern basis to the liquidation basis. As a result, the July and August 1993 operating results of Cumberland Hospital were recorded as part of the loss on sale of this facility in the Company's June 1993 financial statements and the net revenues and expenses of Cumberland Hospital were not included in the Company's operating results for the quarter and six months ended December 31, 1993. Accordingly, the sale of this facility had no impact on the comparison of the Company's operating results between the quarters and six months ended December 31, 1994 and 1993.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS

         The following table sets forth, for the period indicated, certain items of the Company's consolidated statements of income as a percentage of the Company's net revenues. The discussion following this table quantifies the significant fluctuations in amounts reported in the Company's consolidated statements of income between periods.

                                                                      PERCENTAGE OF NET REVENUES
                                                               QUARTER ENDED            SIX MONTHS ENDED
                                                                DECEMBER 31               DECEMBER 31
                                                              1994         1993        1994         1993
                                                              ----         ----        ----         ----
         Net revenues . . . . . . . . . . . . . . . .        100.0  %     100.0  %    100.0   %    100.0  %
                                                             -----        -----       -----        -----
         Operating expenses:
             Salaries, wages and benefits . . . . . .         51.1         48.2        50.3         48.2
             Other operating expenses . . . . . . . .         31.5         31.4        31.1         30.3
             Provision for doubtful accounts  . . . .          3.7          4.1         3.6          4.7
             Depreciation and amortization  . . . . .          5.5          5.3         5.4          5.1
             Interest expense . . . . . . . . . . . .          6.0          6.8         6.0          7.0
                                                              ----         ----        ----         ----
         Total operating expenses . . . . . . . . . .         97.8         95.8        96.4         95.3
                                                              ----         ----        ----         ----
         Income before minority interest and
             income taxes . . . . . . . . . . . . . .          2.2          4.2         3.6          4.7

         Minority interests . . . . . . . . . . . . .          0.5          2.5         1.4          2.5
                                                              ----         ----        ----         ----
         Income before income taxes . . . . . . . . .          1.7          1.7         2.2          2.2
                                                              ====         ====        ====         ====

QUARTER ENDED DECEMBER 31, 1994
COMPARED TO QUARTER ENDED DECEMBER 31, 1993

         Net revenues in the quarter ended December 31, 1994 were $35.6 million, compared to $32.6 million in the comparable quarter of the prior fiscal year. The material changes in net revenues between these periods consisted of (a) a $1.4 million decrease in same facility net inpatient revenues between periods, (b) a $1.6 million increase in same facility net outpatient revenues between periods, (c) net revenues of $1.1 million attributable to the Company's subacute operations, (d) a $2.1 million increase (from $1.4 million to $3.5 million) in net revenues related to managed care businesses acquired after September 30, 1993 and (e) a $.4 million decrease in net patient revenues due to the sale of the Atlantic Shores Hospital facility and the closure of two outpatient day treatment centers (the "sold/closed facilities").

         Same facility net inpatient revenues decreased even though same facility patient days increased between periods due to a decrease in net inpatient revenue per patient day. This decrease is due to a continued shift in patient mix from charge-based payors to cost-based and negotiated per-diem rate payors. Net revenue per patient day on cost-based and negotiated per-diem rate payors is generally less than that for charge-based payors. In addition, the rates received from per-diem rate payors has declined between periods. The percentage of the Company's net revenues related to charge-based payors decreased from 20% in the prior year comparable quarter to 17% in the current quarter. Same facility net outpatient revenues increased from $3.4 million in the prior year comparable quarter to $5.0 million in the current year quarter due to payor demands for increased outpatient

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


treatment protocols, an expansion of service levels and a market focus by facility CEOs to increase partial hospitalization day services.

         Salaries, wages and benefits in the quarter ended December 31, 1994 were $18.2 million, compared to $15.7 million in the comparable quarter of the prior fiscal year. Same facility salaries, wages and benefits increased $.5 million (from $14.3 million to $14.8 million) between periods, or 3.5%. In addition, salaries, wages and benefits attributable to the managed care businesses acquired and subacute operations totalled $2.3 million in the current year quarter (approximately 50% of net revenues associated with these businesses), compared to $.3 million in the prior year comparable quarter (approximately 22% of net revenues associated with these businesses). Due to the timing of these acquisitions and the maturing nature of the businesses, the ratio of salaries, wages and benefits to net revenues fluctuated significantly between periods. These increases were partially offset by a $.2 million decrease in salaries, wages and benefits attributable to the sold/closed facilities.

         Other operating expenses in the quarter ended December 31, 1994 were $11.2 million, compared to $10.2 million in the comparable quarter of the prior fiscal year. Same facility other operating expenses increased 2.6% between periods ($8.1 million in the current quarter compared to $7.9 million in the prior fiscal year quarter). Also, other operating expenses attributable to managed care businesses acquired and subacute operations totalled $1.9 million in the current quarter, compared to $.7 million in the prior year comparable quarter. These increases were partially offset by a decrease of $.3 million in other operating expenses attributable to the sold/closed facilities.

         The provision for doubtful accounts in the quarters ended December 31, 1994 and 1993 totalled $1.3 million, as the provision for doubtful accounts related to the same facilities was flat, and the amounts related to the managed care businesses, subacute operations and sold/closed facilities were not significant.

         Depreciation and amortization in the quarter ended December 31, 1994 totalled $2.0 million, compared to $1.7 million in the prior year comparable quarter. This increase is due to the depreciation and amortization attributable to the managed care businesses acquired and subacute operations, which totalled $.4 million in the current year quarter and $.1 million in the prior year comparable quarter. Total depreciation and amortization attributable to the sold/closed facilities was not significant between periods.

         Interest expense decreased from $2.2 million for the quarter ended December 31, 1993 to $2.1 million in the comparable quarter of the current year even though the interest rate paid on the variable rate demand revenue bonds increased between periods. Debt levels were reduced between periods through principal payments of $5,650,000 on the senior secured notes, $462,000 on the subordinated secured notes and $800,000 on the variable rate demand revenue bonds. In addition, in connection with the sale of Atlantic Shores Hospital in February 1994, the variable rate demand revenue bonds associated with that facility, totalling $4,300,000, were repaid.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


         Minority interests reflects the limited partners' share of net income of Three Rivers Hospital and, since October 1994, the minority shareholders' share of net income of RMCI.

         In October 1994, the Company announced plans to distribute the stock held by it of its managed care subsidiary (RMCI) to the holders of the Company's common and preferred stock. This distribution is subject to the declaration of effectiveness of a registration statement filed by RMCI with the Securities and Exchange Commission and certain other conditions. The Company anticipates that the distribution will occur in March 1995. For the quarter ended December 31, 1994, net revenues of RMCI totalled $3.5 million (9.8% of total consolidated net revenues of the Company). In addition, RMCI reported net income before income taxes for the quarter ended December 31, 1994, after management fees payable to the Company totalling $66,000, of $12,000. Management fees paid to the Company by all of the Company's subsidiaries, including its managed care subsidiary, represent reimbursement to the Company of its indirect costs for providing financial oversight by Company employees and information systems and other support provided by the Company. The amount of such fees are determined based upon an estimate of the amount of time spent by Company employees in providing such services. These management fees are eliminated upon consolidation and have no effect on the consolidated results of operations of the Company.

SIX MONTHS ENDED DECEMBER 31, 1994
COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1993

         Net revenues in the six months ended December 31, 1994 were $71.5 million, compared to $64.5 million in the comparable period of the prior fiscal year. The material changes in net revenues between these periods consisted of
(a) a $2.2 million decrease in same facility net inpatient revenues between periods, (b) a $3.2 million increase in same facility net outpatient revenues between periods, (c) net revenues of $1.6 million attributable to the Company's subacute operations, (d) a $5.6 million increase (from $1.4 million to $7.0 million) in net revenues related to managed care businesses acquired after September 30, 1993 and (e) a $1.5 million decrease in net patient revenues related to the sold/closed facilities.

         Same facility net inpatient revenues decreased even though same facility patient days increased between periods due to a decrease in net inpatient revenue per patient day. This decrease is due to a continued shift in patient mix from charge-based payors to cost-based and negotiated per-diem rate payors. Net revenue per patient day on cost-based and negotiated per-diem rate payors is generally less than that for charge-based payors. In addition, the rates received from per-diem rate payors has declined between periods. The percentage of the Company's net revenues related to charge-based payors decreased from 20% in the prior year comparable period to 18% in the current period. Same facility net outpatient revenues increased from $6.3 million in the prior year comparable period to $9.4 million the current year period due to payor demands for increased outpatient treatment protocols, an expansion of service levels and a market focus by facility CEOs to increase partial hospitalization day services.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES



         Salaries, wages and benefits in the six months ended December 31, 1994 were $35.9 million, compared to $31.2 million in the comparable period of the prior fiscal year. Same facility salaries, wages and benefits increased $1.1 million (from $28.3 million to $29.4 million) between periods, or 4%. In addition, salaries, wages and benefits attributable to the managed care businesses acquired and subacute operations totalled $4.3 million in the current year period compared to $.3 million in the prior year comparable period. These increases were partially offset by a decrease in salaries, wages and benefits of $.8 million attributable to the sold/closed facilities.

         Other operating expenses in the six months ended December 31, 1994 were $22.2 million, compared to $19.6 million in the comparable period of the prior fiscal year. Same facility other operating expenses increased $.2 million between periods ($16.0 million in the current period compared to $15.8 million in the prior fiscal year period). Also, other operating expenses attributable to the managed care businesses acquired and subacute operations totalled $4.2 million in the current period, compared to $.7 million in the prior year comparable period. These increases were partially offset by a decrease of $.9 million in other operating expenses attributable to the sold/closed facilities.

         The provision for doubtful accounts in the six months ended December 31, 1994 totalled $2.6 million, compared to $3.0 million in the prior year comparable period. The overall provision for doubtful accounts associated with the same facilities decreased $.3 million while the provision for doubtful accounts attributable to the sold/closed facilities decreased $.1 million. The decrease in the provision for doubtful accounts attributable to the same facilities is due to the aforementioned shift in the Company's overall payor mix as the patient portion of billings due from cost-based and negotiated per-diem rate payors is substantially less than those of charge-based payors.

         Depreciation and amortization in the six months ended December 31, 1994 totalled $3.8 million, compared to $3.3 million in the prior year comparable period. This increase is due to the depreciation and amortization attributable to the managed care businesses acquired and subacute operations, which totalled $.7 million in the current year period and $.1 million in the prior year comparable period, net of a $.1 million decrease in depreciation and amortization attributable to the sold/closed facilities.

         Interest expense decreased from $4.5 million in the six months ended December 31, 1993 to $4.3 million in the comparable 1994 period even though the interest rate paid on the variable rate demand revenue bonds increased between periods. Debt levels were reduced between periods through principal payments of $5,650,000 on the senior secured notes, $462,000 on the subordinated secured notes and $800,000 on the variable rate demand revenue bonds still outstanding. In addition, in connection with the sale of Atlantic Shores Hospital in February 1994, the variable rate demand revenue bonds associated with that facility, totalling $4,300,000, were repaid.

         Minority interests reflects the limited partners' share of net income of Three Rivers Hospital and, since October 1994, the minority shareholders' share of net income of RMCI.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES



         For the six months ended December 31, 1994, net revenues of RMCI totalled $7.0 million (9.8% of total consolidated net revenues of the Company). The Company intends to distribute the common stock of RMCI held by it to the holders of the Company's common and preferred stock in March 1995. In addition, RMCI reported net income before income taxes for the six months ended December 31, 1994, after management fees payable to the Company totalling $175,000, of $70,000. Management fees paid to the Company by all of the Company's subsidiaries, including its managed care subsidiary, represent reimbursement to the Company of its indirect costs for providing financial oversight by Company employees and information systems and other support provided by the Company. The amount of such fees are determined based upon an estimate of the amount of time spent by Company employees in providing such services. These management fees are eliminated upon consolidation and have no effect on the consolidated results of operations of the Company.

FINANCIAL CONDITION

         The Company records amounts due to or from third-party contractual agencies (Medicare, Medicaid and Blue Cross) based on its best estimate, using the principles of cost reimbursement, of amounts to be ultimately received or paid under current and prior years' cost reports filed (or to be filed) with the appropriate intermediaries. Ultimate settlements and other lump-sum adjustments due from and paid to these intermediaries occur at various times during the fiscal year. At December 31, 1994, amounts due from Medicare, Medicaid and Blue Cross totalled $4.7 million, $3.3 million and $1.5 million, respectively. Also at December 31, 1994, amounts due to Medicare, Medicaid and Blue Cross totalled $3.8 million, $1.1 million and $.1 million, respectively. During the six months ended December 31, 1994, amounts due from the Medicare program increased $2.2 million as a result of cost report settlements and current year estimates recorded by the Company. Also during the six months ended December 31, 1994, amounts due from the Medicaid program increased $.3 million as a result of an increase in disproportionate share amounts owed the Company from the State of Louisiana.

         During the six months ended December 31, 1994, amounts owed to minority interests increased $2.7 million. Included in minority interests are minority stockholders of RMCI resulting from a $3.3 million private placement of RMCI common stock made in October 1994 by RMCI to a corporate affiliate of Paul J. Ramsay, Chairman of the Board, and three officers of RMCI. Effective with this placement, the Company's ownership in RMCI decreased from 100% to approximately 58%. Of the proceeds received by RMCI from the private placement, $1 million was placed in restricted certificates of deposits in connection with RMCI's application to obtain a license to operate a health maintenance organization in the State of Louisiana, which license was granted in December 1994. Accordingly, this amount is reported as "Cash Held in Trust" in the accompanying balance sheet.

         During the six months ended December 31, 1994, costs related to the distribution of RMCI, the above mentioned private placement and the previously announced rights offering to be effected by prospectus by RMCI, totalled approximately $.95 million.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


These costs, which include accounting, legal, printing, investment banking and distribution agent fees and expenses, are reported as "Other Non-current Assets" in the accompanying balance sheet. Costs related to the distribution will be charged to the operations of RMCI (and not the Company) on the date of the distribution of RMCI and costs related to the private placement and rights offering will be offset against additional paid-in capital of RMCI (and not the Company) on the date of the distribution.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's credit facilities include $45,200,000 in senior secured notes, approximately $22,000,000 in letters of credit, $2,538,000 in subordinated secured notes and $4,000,000 in a working capital facility. The senior secured notes bear interest at 11.6% and require semi-annual principal payments of $3,531,000 through September 30, 1998 and semi-annual principal payments of $5,650,000 from March 31, 1999 through March 31, 2000. The subordinated secured notes bear interest at 15.6% and require semi-annual principal payments of $231,000 through March 31, 2000. Required annual principal payments on the variable rate demand revenue bonds total $800,000 through year 2000 and $900,000 to $1,300,000 in years 2001 through 2015.
Amounts outstanding under the working capital facility, which bear interest at a variable rate, totalled $2,500,000 at December 31, 1994. The amount drawn is structured as a revolving credit loan, which currently bears interest at 8.6% and is renewable in 30, 60, and 90-day increments, at the option of the Company. Under the provisions of the Credit Agreement, amounts outstanding under the working capital facility must be reduced to no more than $1 million for 45 consecutive days in each fiscal year.

         At December 31, 1994, restricted cash included $2,256,000 held in trust to partially pay the March 31, 1995 principal amount due on the senior secured notes.

         At December 31, 1994, the amounts outstanding on debentures and notes payable associated with RMCI totalled approximately $2.7 million. This liability will remain as a liability of RMCI (and not the Company) upon distribution by the Company of the common stock held by the Company to the Company's common and preferred stockholders in March 1995.

         At the current time, the Company does not have any commitments to make any material capital expenditures. The Company's current primary cash requirements relate to its normal operating and debt service expenses, routine capital improvements at its facilities and selective expansion of outpatient programs and services. In addition, at the current time, the Company's specific development projects include expansion of its management contract operations and its network of affiliations with medical/surgical hospitals and other healthcare providers. Construction costs in connection with the Company's subacute business are complete as of December 31, 1994 and management expects this business to generate positive cash flow from operations in the coming months. Also, in June 1994, the Company closed two outpatient day treatment centers which were experiencing negative cash flow.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


         On the basis of its historical experience and projected cash needs, the Company believes that its internally generated funds from operations, together with its working capital facility and funds derived from any future asset sales will be sufficient to fund its current cash requirements and future identifiable needs. At the present time, the Company does not have any agreement to sell any of its assets.

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on November 28, 1994. At that meeting, the Board of Directors' selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending June 30, 1995 was ratified by a vote of 6,745,922 in favor, 10,250 against, 4,234 abstaining and 968,393 broker non-votes. The affirmative vote of a majority of the shares of Company common stock represented and voting at the meeting was required for approval.

         During the Annual Meeting of Stockholders of the Company held on November 28, 1994, nominees for directors of the Company were approved by a vote of 6,754,558 in favor, 5,848 abstaining and 968,393 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are as follows:

                Exhibit 11 Computation of Net Income per Share

                Exhibit 27 Financial Data Schedule


         (b)    Current Reports on Form 8-K

                There were no Current Reports on Form 8-K filed with the Commission during the quarter ended December 31, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereupon duly authorized.


                                          RAMSAY HEALTH CARE, INC.
                                          Registrant

                                          /s/ Gregory H. Browne
                                          ______________________________
                                          Gregory H. Browne
                                          Chief Executive Officer and
                                          Principal Financial and
                                          Accounting Officer




Date:  February 14, 1995

                              INDEX TO EXHIBITS



EXHIBIT           DESCRIPTION
- - - -------           -----------
Exhibit 11        Computation of Net Income per Share

Exhibit 27        Financial Data Schedule