Form 10-Q
period 1995-03-31
RAMSAY HEALTH CARE INC
filed 1995-05-22
CIK 773136

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-Q

(MARK ONE)
/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

/  /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

    For the Transition period from ____________________to__________________

                          Commission file No. 0-13849
                          ---------------------------

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

                          Yes    X          No
                               -----            ------

     The number of shares of the Registrant's Common Stock outstanding at February 10, 1995 follows:

           Common Stock, par value $0.01 per share - 7,801,745 shares

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                                   FORM 10-Q


                                     INDEX


                                                                                 Page
                                                                                 ----
Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements
        Consolidated balance sheets - March 31, 1995
         and June 30, 1994 (unaudited)...........................................  1

        Consolidated statements of income - quarter and nine months ended
         March 31, 1995 and 1994 (unaudited).....................................  3

        Consolidated statements of cash flows - nine months ended
         March 31, 1995 and 1994 (unaudited).....................................  4

        Notes to consolidated financial statements - March 31, 1995 (unaudited)..  5

Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations................................  9

Part II.  OTHER INFORMATION

  Item 6. Exhibits and Current Reports on Form 8-K............................... 18

  SIGNATURES..................................................................... 19


                        PART I.  FINANCIAL INFORMATION

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                 MARCH 31        JUNE 30
                                                                  1995             1994
                                                              ------------    --------------

ASSETS

CURRENT ASSETS
   Cash and cash equivalents..................................  $  3,732,000  $  6,207,000
   Restricted cash............................................            --     5,311,000
   Patient accounts receivable, less allowances for doubtful
      accounts of $4,852,000 and $3,925,000 at
      March 31, 1995 and June 30, 1994, respectively..........    23,673,000    23,019,000
   Amounts due from third-party contractual agencies..........     7,374,000     6,604,000
   Other accounts receivable..................................     3,358,000     2,139,000
   Other current assets.......................................     2,715,000     3,040,000
                                                                ------------  ------------
     TOTAL CURRENT ASSETS.....................................    40,852,000    46,320,000



OTHER ASSETS
   Cash held in trust.........................................     2,770,000     1,805,000
   Cost in excess of net asset value of purchased businesses..    11,422,000    12,042,000
   Unamortized preopening and loan costs......................     2,911,000     3,731,000
   Other intangible assets....................................     2,888,000     3,048,000
   Real estate held for sale..................................       264,000     1,150,000
   Other non-current assets...................................     7,408,000     4,911,000
                                                                ------------  ------------
                                                                  27,663,000    26,687,000


PROPERTY AND EQUIPMENT
   Land.......................................................     8,532,000     9,009,000
   Building and improvements..................................   115,445,000   118,555,000
   Equipment, furniture and fixtures..........................    22,197,000    20,626,000
                                                                ------------  ------------
                                                                 146,174,000   148,190,000
   Less accumulated depreciation..............................    42,026,000    38,029,000
                                                                ------------  ------------
                                                                 104,148,000   110,161,000
                                                                ------------  ------------

                                                                $172,663,000  $183,168,000
                                                                ============  ============


                See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                    MARCH 31            JUNE 30
                                                                      1995                1994
                                                                   ----------          ---------

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable...............................................  $  3,356,000   $    2,306,000
   Accrued salaries and wages.....................................     3,929,000        4,291,000
   Other accrued liabilities......................................     2,239,000        4,386,000
   Amounts due to third-party contractual agencies................     4,885,000        4,729,000
   Current portion of long-term debt..............................    12,167,000        9,460,000
                                                                    ------------      -----------
      TOTAL CURRENT LIABILITIES...................................    26,576,000       25,172,000

DEFERRED INCOME TAXES.............................................     3,822,000        4,932,000

LIABILITIES FOR SELF-INSURANCE CLAIMS, less
   current portion................................................     1,176,000        1,341,000

LONG-TERM DEBT, less current portion..............................    57,869,000       67,707,000

MINORITY INTERESTS................................................     5,999,000        3,548,000

STOCKHOLDERS' EQUITY
   Class A convertible preferred stock, $1 par value--authorized
      800,000 shares; issued 22,910 shares........................        23,000           23,000
   Class B convertible preferred stock, Series C, $1 par value
      --authorized 152,321 shares; issued 142,486 shares
      (liquidation value of $7,244,000) including accrued
      dividends of $91,000........................................       233,000          233,000
   Common Stock, $.01 par value--authorized 20,000,000
      shares; issued 8,271,295 shares at March, 31 1995 and
      8,200,760 shares at June 30, 1994...........................        83,000           82,000
   Additional paid-in capital.....................................   100,140,000      100,048,000
   Retained earnings (deficit)....................................   (19,779,000)     (16,483,000)
   Treasury Stock, at cost--489,050 shares and 481,750
      shares at March 31, 1995 and June 30, 1994,
      respectively................................................    (3,479,000)      (3,435,000)
                                                                    ------------      -----------
                                                                      77,221,000       80,468,000
                                                                    ------------      -----------
                                                                    $172,663,000   $  183,168,000
                                                                    ============      ===========



                See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (unaudited)

                                                             QUARTER ENDED                NINE MONTHS ENDED
                                                                MARCH 31                       MARCH 31
                                                       --------------------------  ---------------------------------
                                                           1995          1994             1995             1994
                                                       ------------  ------------  ------------------  -------------

NET REVENUES                                           $33,547,000   $36,179,000        $105,004,000   $100,723,000
Operating Expenses:
   Salaries, wages and benefits......................   17,390,000    16,468,000          53,336,000     47,624,000
   Other operating expenses..........................   11,270,000    11,608,000          33,513,000     31,158,000
   Provision for doubtful accounts...................    1,183,000     1,632,000           3,765,000      4,660,000
   Depreciation and amortization.....................    1,927,000     1,714,000           5,737,000      5,011,000
   Interest and other financing charges..............    2,161,000     2,090,000           6,472,000      6,592,000
   Loss on sales and closure of facilities...........    5,260,000            --           5,260,000             --
                                                       -----------   -----------        ------------   ------------
      TOTAL OPERATING EXPENSES.......................   39,191,000    33,512,000         108,083,000     95,045,000
                                                       -----------   -----------        ------------   ------------

INCOME (LOSS) BEFORE MINORITY INTERESTS,
   INCOME TAXES AND EXTRAORDINARY ITEM...............   (5,644,000)    2,667,000          (3,079,000)     5,678,000
Minority interests...................................      134,000     1,504,000           1,147,000      3,108,000
                                                       -----------   -----------        ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM................................   (5,778,000)    1,163,000          (4,226,000)     2,570,000
Provision (benefit) for income taxes.................   (1,457,000)      341,000            (930,000)       665,000
                                                       -----------   -----------        ------------   ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM..............   (4,321,000)      822,000          (3,296,000)     1,905,000
     Loss from early extinguishment of debt, net of
     applicable income taxes.........................           --      (155,000)                 --       (155,000)
                                                       -----------   -----------        ------------   ------------

NET INCOME (LOSS)....................................  $(4,321,000)  $   667,000        $ (3,296,000)  $  1,750,000
                                                       ===========   ===========        ============   ============

INCOME (LOSS) PER COMMON AND DILUTIVE
   COMMON EQUIVALENT SHARE...........................
Primary:
   Before extraordinary item.........................  $     (0.57)  $      0.09        $      (0.46)  $       0.20
   Extraordinary item................................           --         (0.02)                 --          (0.02)
                                                       -----------   -----------        ------------   ------------
                                                       $     (0.57)  $      0.07        $      (0.46)  $       0.18
                                                       ===========   ===========        ============   ============
Fully Diluted:
   Before extraordinary item                           $     (0.57)  $      0.09        $      (0.46)  $       0.20
   Extraordinary item                                           --         (0.02)                 --          (0.02)
                                                       -----------   -----------        ------------   ------------
                                                       $     (0.57)  $      0.07        $      (0.46)  $       0.18
                                                       ===========   ===========        ============   ============

Weighted average number of shares outstanding:
   Primary                                               7,759,000     9,661,000           7,737,000      9,660,000
   Fully diluted                                         7,759,000     9,661,000           7,737,000      9,692,000


                See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                                           NINE MONTHS ENDED MARCH 31
                                                                      ----------------------------------------
                                                                          1995                     1994
                                                                      ------------            ---------------
Cash Flows from Operating Activities
Net income (loss)...................................................  $(3,296,000)                $  1,750,000
                                                                      -----------                 ------------
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization....................................    6,331,000                    5,625,000
   Deferred income tax benefit......................................   (1,110,000)                    (660,000)
   Provision for doubtful accounts..................................    3,765,000                    4,660,000
   Minority interests...............................................    1,147,000                    3,108,000
   Write-off of deferred loan costs.................................      229,000                      258,000
   Valuation allowance/loss (gain) on sales of facilities and land..    4,112,000                     (264,000)
   Cash flows from (increase) decrease in operating assets:
      Accounts receivable...........................................   (4,419,000)                  (3,048,000)
      Amounts due from third-party contractual agencies.............     (770,000)                         ---
      Other current and non-current assets..........................   (2,113,000)                  (4,169,000)
   Cash flows from increase (decrease) in operating liabilities:
      Accounts payable..............................................    1,050,000                   (1,886,000)
      Accrued salaries, wages and other liabilities.................   (2,509,000)                   1,298,000
      Unpaid self-insurance claims..................................     (165,000)                    (773,000)
      Amounts due to third-party contractual agencies...............      156,000                     (158,000)
                                                                      -----------                 ------------
         Total adjustments..........................................    5,704,000                    3,991,000
                                                                      -----------                 ------------
            Net cash provided by operating activities...............    2,408,000                    5,741,000
                                                                      -----------                 ------------
Cash Flows from Investing Activities:
   Proceeds from sales of facilities and real estate
      held for sale.................................................      550,000                   16,195,000
   Acquisitions of businesses.......................................          ---                   (4,907,000)
   Expenditures for property and equipment, net.....................   (2,126,000)                  (3,754,000)
   Preopening costs.................................................     (294,000)                  (1,217,000)
   Restricted cash (reserved) used for debt payments................    5,311,000                   (5,271,000)
   Cash held in trust...............................................     (965,000)                     798,000
                                                                      -----------                 ------------
            Net cash provided by investing activities...............    2,476,000                    1,844,000
                                                                      -----------                 ------------
Cash Flows from Financing Activities:
   Loan costs.......................................................     (230,000)                    (211,000)
   Payment of costs related to distribution of subsidiary...........   (1,350,000)                         ---
   Proceeds from exercise of options and employee stock purchases...      364,000                      437,000
   Distributions to minority interests..............................   (2,016,000)                  (1,857,000)
   Proceeds from private placement of shares of subsidiary..........    3,320,000                          ---
   Proceeds from working capital facility...........................    2,500,000                          ---
   Payments on debt.................................................   (9,631,000)                 (11,370,000)
   Payments of preferred stock dividends............................     (272,000)                    (184,000)
   Purchase of treasury stock.......................................      (44,000)                    (544,000)
                                                                      -----------                 ------------
              Net cash used in financing activities.................   (7,359,000)                 (13,729,000)
                                                                      -----------                 ------------
Net decrease in cash and cash equivalents...........................   (2,475,000)                  (6,144,000)
Cash and cash equivalents at beginning of period....................    6,207,000                   10,682,000
                                                                      -----------                 ------------
Cash and cash equivalents at end of period..........................  $ 3,732,000                 $  4,538,000
                                                                      ===========                 ============

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
   Interest.........................................................  $ 5,117,000                 $  6,597,000
   Income taxes.....................................................    1,410,000                      240,000

                See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1995


NOTE 1

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are, unless otherwise discussed in this report, of a normal recurring nature and have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter and nine months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

NOTE 2

     At March 31, 1995, the Company's credit facilities included $41,668,750 in senior secured notes, approximately $22,000,000 in letters of credit (to support the Company's variable rate demand revenue bonds), $2,308,000 in subordinated secured notes and $4,000,000 in a working capital facility. However, in connection with the sale and leaseback of two inpatient facilities in April 1995 (see Note 5), $7,500,000 of the senior secured notes outstanding were prepaid and the working capital facility was reduced to $2,000,000.

     The senior secured notes bear interest at 11.6% and are due in semi-annual installments that began on March 31, 1993 and, after the above-mentioned prepayment, resume semi-annual installments on September 30, 1996 through March 31, 2000. The subordinated secured notes bear interest at 15.6% and are due in semi-annual installments that began on March 31, 1994 and end on March 31, 2000. The variable rate demand revenue bonds were issued in 1984 and 1985, have terms of 30 years, and require annual principal payments of $800,000 (through year
2000) and $900,000 to $1,300,000 (from years 2001 to maturity). Amounts outstanding under the working capital facility, which bear interest at a variable rate (currently 8.6%), totalled $2,000,000 at March 31, 1995. There were no amounts outstanding under the working capital facility at June 30, 1994.

     As part of the acquisition of Florida Psychiatric Management, Inc. ("FPM") in October 1993, a subsidiary of the Company issued 7%, three-year debentures totalling $2,500,000. As part of the acquisition of certain of the assets of Human Dynamics Institute ("HDI") in June 1994, a subsidiary of the Company issued an 8.25%, $1,000,000 three-year promissory note, payable in 36 equal monthly installments. These

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED - CONTINUED)


obligations, which are secured by the common stock of FPM and of a subsidiary of the Company which purchased the HDI assets, ceased being liabilities of the Company upon the distribution of shares of common stock of Ramsay Managed Care, Inc. ("RMCI") held by the Company to the holders of the Company's common and preferred stock on April 24, 1995 (see Note 4).

     Restricted cash at June 30, 1994 represented remaining proceeds from the sale of Cumberland Hospital in August 1993. These monies were held in trust and, during the current fiscal year, were used to fund the September 30, 1994 principal payment and approximately 60% of the March 31, 1995 principal payment due on the senior secured notes and the subordinated secured notes.

     A summary of the Company's debt obligations is as follows:


                                          MARCH 31     JUNE 30
                                            1995        1994
                                         ----------  -----------

11.6% senior secured notes..........   $ 41,669,000  $48,025,000
Variable rate demand revenue bonds..     20,200,000   21,000,000
15.6% subordinated secured notes....      2,308,000    2,769,000
7% debentures.......................  *   1,667,000    2,292,000
8.25% note payable..................  *     750,000    1,000,000
Capital lease obligation............      1,022,000    1,318,000
Working capital facility............      2,000,000           --
Other notes payable.................        420,000      763,000
                                       ------------  -----------
                                         70,036,000   77,167,000
Less amounts due within one year....  *  12,167,000    9,460,000
                                       ------------  -----------
                                       $ 57,869,000  $67,707,000
                                       ============  ===========

*  See discussion in Note 4 below regarding the distribution of RMCI.

The Company has pledged as collateral substantially all of the real property associated with its facilities.

NOTE 3

     The provision for income taxes included in the consolidated statements of income differs from the amounts computed by applying the normal statutory rates to income before income taxes because such provision includes a) amounts reportable as income for federal income tax purposes which are not income for financial reporting purposes, b) amounts deducted for financial reporting purposes that are not allowable deductions for federal and state income tax purposes and c) amounts for state income taxes applicable to profitable subsidiaries which do not utilize the operating losses generated by unprofitable subsidiaries to offset taxable income. At March 31, 1995, the Company has estimated operating loss carryforwards available to reduce future taxable income of approximately $19 million subject to significant annual limitations pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED - CONTINUED)



NOTE 4

     On October 27, 1994, the Company announced plans to distribute the stock of its subsidiary, RMCI, held by the Company, to the holders of the Company's common and preferred stock. RMCI, which was formed in October 1993 and manages and provides the delivery of mental health care and substance abuse treatment, includes primarily the operations of FPM and HDI. The distribution became effective April 24, 1995, at which time RMCI ceased being a subsidiary of the Company.

     For the three and nine months ended March 31, 1995, net revenues of RMCI totalled $4,400,000 and $11,400,000, respectively. Additionally, the net income of RMCI for the three and nine months ended March 31, 1995 was not significant to the consolidated operating results of the Company. Of the net outstanding cash advances made by the Company to or on behalf of RMCI of approximately $7,100,000, $6,000,000 is represented by an unsecured, interest-bearing, subordinated promissory note due from RMCI and issued on October 25, 1994. From and after the effective date of the distribution, the intangible assets and debt obligations of RMCI, totalling approximately $10,000,000 and $2,600,000, respectively, along with all other assets and liabilities of RMCI, will no longer be reflected on the Company's consolidated balance sheet.

NOTE 5

     On April 12, 1995, the Company consummated a sale/leaseback transaction whereby the Company sold the land, buildings and fixed equipment of two of its inpatient facilities for $12,500,000 and agreed to lease this property back over a term of 15 years (with three successive renewal options of 5 years each). The leases, which will be treated as operating leases under generally accepted accounting principles, require aggregate annual rentals of $1,539,600, payable monthly. Beginning April 1, 1996 (and annually thereafter), the lease payments are subject to any upward adjustment (not to exceed 3%) in the Consumer Price Index over the preceding 12 months.

     Net sale proceeds associated with this transaction totalled $12,100,000 which, when compared to the net book value of assets sold of $15,650,000, resulted in a loss of $3,550,000. On May 1, 1995, the Company utilized a portion of the proceeds from this transaction and prepaid $7,500,000 of principal due on the senior secured notes as follows: $3,531,250 due on September 30, 1995, $3,531,250 due on March 31, 1996 and $437,500 due on September 30, 1996. In
connection with this prepayment, the Company wrote down a proportionate amount of unamortized loan costs related to the senior secured notes, totalling $229,000, and incurred a yield maintenance charge from the holders of the senior secured notes, totalling $234,000.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED - CONTINUED)



     The overall loss on the above-mentioned transaction, including the write down of loan costs and the yield maintenance charge, was recorded in the accompanying March 31, 1995 statement of income as "Loss on sales and closure of facilities". In the accompanying March 31, 1995 balance sheet, a valuation allowance was recorded against the cost basis in the assets sold.

NOTE 6

     During the quarter ended March 31, 1995, the Company sold and committed to sell certain real estate located in Flagstaff, Arizona and Houston, Texas, respectively. These properties were initially acquired for development approximately 10 years ago and, as of the date the Company committed to the sales, the properties had an aggregate book value of $1,150,000. Total net proceeds from the sale (and pending sale) of this real estate will approximate $750,000.

     During the quarter ended March 31, 1995, the Company recorded cost report settlements and asset write-downs related to outpatient clinics which were closed in late fiscal 1994 totalling approximately $600,000.

     The above losses were included in "Loss on sales and closure of facilities" in the accompanying March 31, 1995 statement of operations. In addition, the Company reclassified other write-downs related to the outpatient clinics which were recorded in the quarter ended December 31, 1994 and totalled approximately $250,000, to "Loss on sales and closure of facilities" in the current quarter. The latter write-down was reflected in other operating expenses in the December 31, 1994 statement of operations due to the immaterial nature of the amount in relation to total other operating expenses reported in the December 31, 1994 quarter.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company pursues business expansion opportunities which are consistent with its overall strategic plan and disposes of operations no longer considered viable or consistent with this plan. In February 1994, the Company sold its inpatient facility (Atlantic Shores Hospital) in Daytona Beach, Florida due to, among other reasons, restrictive state certificate of need laws that precluded the Company from expanding services at this location. Also, in June 1994, three outpatient day treatment centers were closed due to poor operating performance.

     The Company's strategic plan also calls for the development of medical subacute units in certain of its inpatient facilities. Four such units opened between January 1994 and December 1994.

     In October 1993, the Company entered the managed mental healthcare business through its acquisition of FPM. This business subsequently expanded through an additional acquisition in June 1994 and through on-going development efforts.
As noted elsewhere in this report, in April 1995, the Company distributed the common stock held by it of the subsidiary operating this business to the holders of its common and preferred stock.

     In August 1993, the Company sold its inpatient facility (Cumberland Hospital) in Fayetteville, North Carolina. The decision to sell this facility occurred in June 1993, at which time the facility's basis of accounting was changed from the going concern basis to the liquidation basis. As a result, the July and August 1993 operating results of Cumberland Hospital were recorded as part of the loss on sale of this facility in the Company's June 1993 financial statements and the net revenues and expenses of Cumberland Hospital were not included in the Company's operating results for the quarter and nine months ended March 31, 1994. Accordingly, the sale of this facility had no impact on the comparison of the Company's operating results between the quarters and nine months ended March 31, 1995 and 1994.

     See also Notes 4, 5 and 6 to the Consolidated Financial Statements above.

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

                                                        PERCENTAGE OF NET REVENUES
                                                    QUARTER ENDED   NINE MONTHS ENDED
                                                        MARCH 31        MARCH 31
                                                      1995    1994   1995      1994
                                                    --------  ----  -------  ---------

     Net revenues.................................    100.0 %100.0%  100.0 %     100.0 %
                                                     ------ ------   ------      ------
     Operating expenses:
       Salaries, wages and benefits...............     51.8   45.5    50.8        47.3
       Other operating expenses...................     33.6   32.1    31.9        30.9
       Provision for doubtful accounts............      3.5    4.5     3.6         4.6
       Depreciation and amortization..............      5.7    4.7     5.5         5.0
       Interest expense...........................      6.5    5.8     6.1         6.6
       Loss on sales and closure of facilities....     15.7     --     5.0          --
                                                     ------   ----   -----        ----
     Total operating expenses.....................    116.8   92.6   102.9        94.4
                                                     ------   ----   -----        ----
     Income (loss) before minority interests and
       income taxes...............................    (16.8)   7.4    (2.9)        5.6

     Minority interests...........................       .4    4.2     1.1         3.0
                                                     ------   ----   -----        ----
     Income (loss) before income taxes............    (17.2)   3.2    (4.0)        2.6
                                                     ======   ====   =====        ====

QUARTER ENDED MARCH 31, 1995
COMPARED TO QUARTER ENDED MARCH 31, 1994

     Net revenues in the quarter ended March 31, 1995 were $33.5 million, compared to $36.2 million in the comparable quarter of the prior fiscal year. The material changes in net revenues between these periods consisted of (a) a $5.3 million decrease in same facility net inpatient revenues, (b) a $1.1 million increase in net revenues related to the Company's subacute operations,
(c) a $2.2 million increase (from $2.2 million to $4.4 million) in net revenues related to managed care businesses acquired after September 30, 1993 and (d) a $0.5 million decrease in net patient revenues due to the sale of the Atlantic Shores Hospital facility and the closure of three outpatient day treatment centers (the "sold/closed facilities").

     Same facility net inpatient revenues decreased $5.3 million between periods. Of this amount, $3.3 million related to a reduction in payments, referred to as disproportionate share payments, by the Federal and State governments to the Company's two Louisiana facilities which treat (relative to other providers) a disproportionately high volume of Medicaid patients. The methodologies utilized by the Federal and State governments in calculating the amounts due providers for rendering such care has changed considerably in the past year and management can not predict the amount of disproportionate share funding it will receive in the future. It is management's expectation, however, that such funding will be eliminated by June 30, 1995.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

     Excluding the change in disproportionate share payments between periods, same facility net inpatient revenues decreased approximately $2 million. This decrease is attributable to a significant decrease in census at one of the Company's Louisiana facilities (referred to above) which treats the behavioral and other disorders of adolescents. As a result of significantly more restrictive admission criteria recently enacted by the State of Louisiana and applicable to such facilities, the inpatient census at this facility decreased from an average of 70 patients in the March 1994 quarter to an average of 20 patients in the current quarter. Management is considering various courses of action with respect to this facility including a possible consolidation of this facility with one of the Company's other facilities located less than five miles away.

     Excluding the above factors, net inpatient revenues related to all other inpatient facilities were stable and patient days related to these facilities increased 6% between periods. The resulting decrease in these facilities' net inpatient revenue per patient day is due to a continued shift in patient mix from charge-based payors to cost-based and negotiated per-diem rate payors. Net revenue per patient day on cost-based and negotiated per-diem rate payors is generally less than that for charge-based payors. In addition, the rates received from per-diem rate payors has declined between periods. The percentage of the Company's net revenues related to charge-based payors decreased from 22% in the prior year comparable quarter to 17% in current quarter.

     Salaries, wages and benefits in the quarter ended March 31, 1995 were $17.4 million, compared to $16.5 million in the comparable quarter of the prior fiscal year. Same facility salaries, wages and benefits decreased $0.4 million (from $14.2 million to $13.8 million) between periods, or 2.8%. This decrease relates to the Louisiana facility which experienced the significant census decline in the third quarter. In addition, salaries, wages and benefits attributable to the managed care businesses and subacute operations totalled $2.5 million in the current year quarter (approximately 43% of net revenues associated with these businesses), compared to $0.8 million in the prior year comparable quarter (approximately 31% of net revenues associated with these businesses). Finally, salaries, wages and benefits attributable to the sold/closed facilities decreased $0.4 million between periods.

     Other operating expenses in the quarter ended March 31, 1995 were $11.3 million, compared to $11.6 million in the comparable quarter of the prior fiscal year. Same facility other operating expenses decreased from $8.8 million in the prior year quarter to $7.7 million in the current year quarter. Of this $1.1 million decrease, approximately $0.6 million relates to the Louisiana facility which experienced the significant decline in census in the third quarter. Also, other operating expenses attributable to managed care businesses and subacute operations totalled $2.9 million in the current quarter, compared to $1.4 million in the prior year comparable quarter. Finally, other operating expenses attributable to the sold/closed facilities decreased $0.6 million between periods.

                  RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

     The provision for doubtful accounts in the quarter ended March 31, 1995 totalled $1.2 million, compared to $1.6 million in the prior year comparable quarter. This difference related to the same facilities, since the amounts related to the managed care businesses, subacute operations and sold/closed facilities were not significant.

     Depreciation and amortization in the quarter ended March 31, 1995 totalled $1.9 million, compared to $1.7 million in the prior year comparable quarter. This increase is due to the depreciation and amortization attributable to the managed care businesses and subacute operations, which totalled $0.4 million in the current year quarter and $0.2 million in the prior year comparable quarter. Total depreciation and amortization attributable to the sold/closed facilities was not significant between periods.

     Interest expense increased slightly between periods ($2.2 million in the current quarter compared to $2.1 million in the comparable quarter of the prior year). Debt levels were reduced between periods through principal payments of $5.65 million on the senior secured notes, $0.5 million on the subordinated secured notes and $0.8 million on the variable rate demand revenue bonds. The reduction in interest as a result of these reductions was offset by an increase in the interest rates on the variable rate demand bonds, interest on the working capital facility drawing and interest on debt associated with the managed care businesses acquired after March 31, 1994.

     Minority interests reflects the limited partners' share of net income of Three Rivers Hospital and, since October 1994, the minority shareholders' share of net income of RMCI. The amount related to RMCI was not material in the quarter ended March 31, 1995.

     In October 1994, the Company announced plans to distribute the stock held by it of its managed care subsidiary (RMCI) to the holders of the Company's common and preferred stock. This distribution, which was subject to the declaration of effectiveness of a registration statement filed by RMCI with the Securities and Exchange Commission and certain other conditions, became effective April 24, 1995, at which time RMCI ceased being a subsidiary of the Company. For the quarter ended March 31, 1995, net revenues of RMCI totalled $4.4 million (13.1% of total consolidated net revenues of the Company).
However, the operating results of RMCI for the quarter ended March 31, 1995, after management fees payable to the Company totalling $45,000, were not material to the consolidated operating results of the Company. Management fees paid to the Company by all of the Company's subsidiaries, including RMCI, represent reimbursement to the Company of its indirect costs for providing financial oversight by Company employees and information systems and other support provided by the Company. The amount of such fees are determined based upon an estimate of the amount of time spent by Company employees in providing such services. These management fees are eliminated upon consolidation and have no effect on the consolidated results of operations of the Company.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

NINE MONTHS ENDED MARCH 31, 1995
COMPARED TO NINE MONTHS ENDED MARCH 31, 1994

     Net revenues in the nine months ended March 31, 1995 were $105.0 million, compared to $100.7 million in the comparable period of the prior fiscal year. The material changes in net revenues between these periods consisted of (a) a $7.5 million decrease in same facility net inpatient revenues, (b) a $3.1 million increase in same facility net outpatient revenues between periods, (c) an increase in net revenues of $3.0 million attributable to the Company's subacute operations, (d) a $7.8 million increase (from $3.6 million to $11.4 million) in net revenues related to managed care businesses acquired after September 30, 1993 and (e) a $2.3 million decrease in net patient revenues related to the sold/closed facilities.

     Same facility net inpatient revenues decreased $7.5 million between periods. Of this amount, $4.5 million related to a reduction in payments, referred to as disproportionate share payments, by the Federal and State governments to the Company's two Louisiana facilities which treat (relative to other providers) a disproportionately high volume of Medicaid patients. The methodologies utilized by the Federal and State governments in calculating the amounts due providers for rendering such care has changed considerably in the past year and management can not predict the amount of disproportionate share funding it will receive in the future. It is management's expectation, however, that such funding will be eliminated by June 30, 1995.

     Excluding the change in disproportionate share payments between periods, same facility net inpatient revenues decreased approximately $3 million. Approximately $2 million of this decrease is attributable to the previously mentioned third quarter 1995 decrease in census at one of the Company's Louisiana facilities (referred to above) which treats the behavioral and other disorders of adolescents.

     Excluding the above factors, net inpatient revenues related to all other inpatient facilities were stable and patient days related to these facilities increased 6% between periods. The resulting decrease in these facilities' net inpatient revenue per patient day is due to a continued shift in patient mix from charge-based payors to cost-based and negotiated per-diem rate payors. Net revenue per patient day on cost-based and negotiated per-diem rate payors is generally less than that for charge-based payors. In addition, the rates received from per-diem rate payors has declined between periods. The percentage of the Company's net revenues related to charge-based payors decreased from 21% in the prior year comparable period to 18% in the current period.

     Same facility net outpatient revenues increased from $10.2 million in the prior year comparable period to $13.2 million in the current year period due to payor demands for increased outpatient treatment protocols, an expansion of service levels and a market focus by facility administrators to increase partial hospitalization day services.

     Salaries, wages and benefits in the nine months ended March 31, 1995 were $53.3 million, compared to $47.6 million in the comparable period of the prior fiscal year.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

Same facility salaries, wages and benefits increased $0.8 million (from $42.4 million to $43.2 million) between periods, or 2%. In addition, salaries, wages and benefits attributable to the managed care businesses and subacute operations totalled $6.9 million in the current year period compared to $1.0 million in the prior year comparable period. These increases were partially offset by a decrease in salaries, wages and benefits of $1.2 million attributable to the sold/closed facilities.

     Other operating expenses in the nine months ended March 31, 1995 were $33.5 million, compared to $31.2 million in the comparable period of the prior fiscal year. Same facility other operating expenses decreased $1.0 million between periods ($23.6 million in the current period compared to $24.6 million in the prior fiscal year period), or 4%. This decrease occurred primarily in the third quarter (see comparison of third quarter results above). Also, other operating expenses attributable to the managed care businesses and subacute operations totalled $7.3 million in the current period, compared to $2.2 million in the prior year comparable period. Finally, other operating expenses attributable to the sold/closed facilities decreased $1.6 million between periods.

     The provision for doubtful accounts in the nine months ended March 31, 1995 totalled $3.8 million, compared to $4.7 million in the prior year comparable period. The overall provision for doubtful accounts associated with the same facilities decreased $0.7 million while the provision for doubtful accounts attributable to the sold/closed facilities decreased $0.2 million. The decrease in the provision for doubtful accounts attributable to the same facilities is due to the aforementioned shift in the Company's overall payor mix as the patient portion of billings due from cost-based and negotiated per-diem rate payors is substantially less than those of charge-based payors.

     Depreciation and amortization in the nine months ended March 31, 1995 totalled $5.7 million, compared to $5.0 million in the prior year comparable period. This increase is due to the depreciation and amortization attributable to the managed care businesses acquired and subacute operations, which totalled $1.2 million in the current year period and $0.3 million in the prior year comparable period, net of a $0.3 million decrease in depreciation and amortization attributable to the sold/closed facilities.

     Interest expense decreased from $6.6 million in the nine months ended March 31, 1994 to $6.5 million in the comparable 1995 period. Debt levels were reduced between periods through principal payments of $5.65 million on the senior secured notes, $0.5 million on the subordinated secured notes and $0.8 million on the variable rate demand revenue bonds still outstanding. In addition, in connection with the sale of Atlantic Shores Hospital in February 1994, the variable rate demand revenue bonds associated with that facility, totalling $4.3 million, were repaid. The reduction in interest as a result of these principal payments was offset by an increase in interest rates on the variable rate demand bonds, interest on the working capital facility drawing, interest on debt incurred in connection with the acquisition of HDI (acquired in June 1994) and additional interest on debt incurred in connection with the acquisition of FPM (acquired in October 1993).

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

     Minority interests reflects the limited partners' share of net income of Three Rivers Hospital and, since October 1994, the minority shareholders' share of net income of RMCI. The amount related to RMCI was not material in the nine month period ended March 31, 1995.

     As mentioned previously, effective April 24, 1995, the Company distributed the common stock of RMCI held by it to the holders of the Company's common and preferred stock. For the nine months ended March 31, 1995, net revenues of RMCI totalled $11.4 million (10.9% of total consolidated net revenues of the
Company).    However, the operating results of RMCI for the nine months ended
March 31, 1995, after management fees payable to the Company totalling $220,000, were not material to the consolidated operating results of the Company. Management fees paid to the Company by all of the Company's subsidiaries, including RMCI, represent reimbursement to the Company of its indirect costs for providing financial oversight by Company employees and information systems and other support provided by the Company. The amount of such fees are determined based upon an estimate of the amount of time spent by Company employees in providing such services. These management fees are eliminated upon consolidation and have no effect on the consolidated results of operations of the Company.

FINANCIAL CONDITION

     The Company records amounts due to or from third-party contractual agencies (Medicare, Medicaid and Blue Cross) based on its best estimate, using the principles of cost reimbursement, of amounts to be ultimately received or paid under current and prior years' cost reports filed (or to be filed) with the appropriate intermediaries. Ultimate settlements and other lump-sum adjustments due from and paid to these intermediaries occur at various times during the fiscal year. At March 31, 1995, amounts due from Medicare, Medicaid and Blue Cross totalled $3.7 million, $2.2 million and $1.5 million, respectively. Also at March 31, 1995, amounts due to Medicare, Medicaid and Blue Cross totalled $4.1 million, $0.7 million and $0.1 million, respectively.

     During the nine months ended March 31, 1995, amounts owed to minority interests increased by a total of $2.5 million. During this period, distributions to the minority partners in the Three Rivers Hospital Limited Partnership reduced the amount owed by $2.0 million, compared to minority interest expense during this period, which increased the amount owed, by $1.1 million. Also included in minority interests are minority stockholders of RMCI resulting from a $3.3 million private placement of RMCI common stock made in October 1994 by RMCI to a corporate affiliate of Paul J. Ramsay, Chairman of the Board, and three officers of RMCI. Effective with this placement, the Company's ownership in RMCI decreased to approximately 58%. Of the proceeds received by RMCI from the private placement, $1 million was placed in restricted certificates of deposits in connection with RMCI's application to obtain a license to operate a health maintenance organization in the State of Louisiana, which license was granted in December 1994. Accordingly, this amount is reported as "Cash Held in Trust" in the accompanying balance sheet.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

     In March 1995, the Company sold and committed to sell certain real estate in Flagstaff, Arizona and Houston, Texas, respectively. These properties were reported as "Real estate held for sale" in the accompanying balance sheet. Upon the sale of the Flagstaff land in March, its book value, totalling $0.85 million, was removed from the Consolidated Balance Sheet. In addition, an immaterial valuation allowance was recorded on the Houston land as of March 31, 1995.

     In April 1995, the Company consummated a sale/leaseback transaction whereby the Company sold the land, buildings and fixed equipment of two of its inpatient facilities for a net sale price of $12.1 million and agreed to lease this property back over a term of 15 years (with three successive renewal options of 5 years each). The leases will be accounted for as operating leases under generally accepted accounting principles and, accordingly, the Company's basis in the assets sold, totalling $15.6 million, will be removed from its Consolidated Balance Sheet in April. On May 1, 1995, the Company utilized certain of the proceeds from this transaction and prepaid $7.5 million of principal due on its senior secured notes outstanding. In connection with this prepayment, the Company incurred a yield maintenance charge from the holders of the senior secured notes, totalling $234,000. As of March 31, 1995, the losses resulting from the above transactions, totalling approximately $3.8 million, were recorded as a valuation allowance against the cost basis in the assets sold.

     During the nine months ended March 31, 1995, costs related to the distribution of RMCI, the above mentioned private placement and the previously announced rights offering by RMCI, totalled approximately $1.35 million. These costs, which include accounting, legal, printing, investment banking and distribution agent fees and expenses, are reported as "Other non-current assets" in the accompanying balance sheet. Costs related to the distribution will be charged to the operations of RMCI (and not the Company) effective on the date of the distribution of RMCI on April 24, 1995 and costs related to the private placement and rights offering by RMCI will be offset against additional paid-in capital of RMCI (and not the Company) on the effective date of the distribution.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's credit facilities include, net of the aforementioned $7.5 million prepayment in April 1995, $34.2 million in senior secured notes, approximately $22 million in letters of credit, $2.3 million in subordinated secured notes and, after the sale/leaseback transaction, $2 million in a working capital facility. The senior secured notes bear interest at 11.6% and, on September 30, 1996, resume semi-annual principal payments of approximately $3.5 million through September 30, 1998 and semi-annual principal payments of $5.65 million from March 31, 1999 through March 31, 2000. The subordinated secured notes bear interest at 15.6% and require semi-annual principal payments of $0.2 million through March 31, 2000. Required annual principal payments on the variable rate demand revenue bonds total $0.8 million through year 2000 and $0.9 million to $1.3 million in years 2001 through 2015. Amounts outstanding under the working capital facility, which bear interest at a variable rate, totalled $2 million at

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

March 31, 1995. The amount drawn is structured as a revolving credit loan, which currently bears interest at 8.6% and is renewable in 30, 60, and 90-day increments, at the option of the Company. Under the provisions of the Credit Agreement, amounts outstanding under the working capital facility must be reduced, effective with the reduction in the facility to $2 million in April 1995, to no more than $0.5 million for 45 consecutive days in each fiscal year.

     At December 31, 1994, the amounts outstanding on debentures and notes payable associated with RMCI totalled approximately $2.6 million. This liability ceased being a liability of the Company upon the April 24, 1995 distribution of the RMCI common stock held by the Company to the Company's common and preferred stockholders.

     At the current time, the Company does not have any commitments to make any material capital expenditures. The Company's current primary cash requirements relate to its normal operating and debt service expenses, routine capital improvements at its facilities and selective expansion of outpatient programs and services. In addition, at the current time, the Company's specific development projects include expansion of its management contract operations and its network of affiliations with medical/surgical hospitals and other healthcare providers. Construction costs in connection with the Company's subacute business are complete as of March 31, 1995 and management expects this business to generate positive cash flow from operations in the fourth quarter of fiscal 1995. Also, in June 1994, the Company closed three outpatient day treatment centers which were experiencing negative cash flow.

     On the basis of its historical cash collection experience and projected cash needs, the Company believes that its internally generated funds from operations, together with its working capital facility, remaining proceeds from the sale/leaseback transaction ($4.4 million), and funds derived from any future asset sales will be sufficient to fund its current cash requirements and future identifiable needs. Other than the sales of assets previously mentioned, the Company does not have any agreement to sell any of its assets.

PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

       The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are as follows:

       Exhibit 11 Computation of Net Income per Share

       Exhibit 27 Financial Data Schedule


     (b) Current Reports on Form 8-K

       There were no Current Reports on Form 8-K filed with the Commission during the quarter ended March 31, 1995.

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



Date: May 22, 1995