Form 10-K/A
period 1994-06-30
RAMSAY HEALTH CARE INC
filed 1995-09-15
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-K/A-1
(Mark One)
           /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1994
                                       OR
         / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            FOR THE TRANSITION PERIOD FROM ____________TO___________

                         COMMISSION FILE NUMBER 0-13849

                            RAMSAY HEALTH CARE, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                             63-0857352
(STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)



        ONE POYDRAS PLAZA
  639 LOYOLA AVENUE, SUITE 1700                      70113
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
                                               --     --

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. / /

          The number of shares of the registrant's Common Stock outstanding as of September 22, 1994 was 7,719,749. The aggregate market value of Common Stock held by non-affiliates on such date was $46,496,160.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the registrant's definitive Proxy Statement to be filed for the 1994 Annual Meeting of Stockholders are incorporated by reference into
Part III.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

          Ramsay Health Care, Inc. ("RHCI" or the "Company") is one of the leading providers of behavioral health services in the country. RHCI has two business units: a facilities division offering patient care through integrated networks of mental health delivery systems in eleven states principally in the southeast and southwest built around 15 inpatient hospitals with 1,264 beds (including subacute and residential treatment units), day hospitals, and outpatient centers; and a managed care division providing utilization control and cost management services. The Company also operates mental health programs for public sector and private owners under management contracts.

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

          The following tables summarize certain operating data related to (i) the facilities currently operated by the Company and which were also operated by the Company during the fiscal years referred to below ("same facilities") and
(ii) all facilities operated by the Company during the fiscal years referred to below ("all facilities"):

                                Same Facilities
                                ---------------

                                 Year Ended June 30/(1)/
                               ----------------------------
                                 1994      1993      1992
Inpatient admissions            12,019    11,442     9,978
Average bed days available     439,825   441,285   397,110
Inpatient days                 218,173   208,592   194,840
Overall inpatient occupancy
  percentage                        50%       47%       49%
Partial hospitalization
  days/(2)/                     57,414    33,009     /(4)/
Outpatient visits/(3)/          31,027     /(4)/     /(4)/

                                All Facilities
                                --------------

                                 Year Ended June 30/(1)/
                               ---------------------------
                                1994      1993      1992
Inpatient admissions            12,474    12,917    12,824
Average bed days available     484,355   512,825   507,715
Inpatient days                 225,392   234,294   235,250
Overall inpatient occupancy
  percentage                        47%       46%       46%
Partial hospitalization
  days/(2)/                     60,699    40,077     /(4)/
Outpatient visits/(3)/          47,725     /(4)/     /(4)/

---------
(1) During fiscal 1994, the Company converted approximately 77 beds available in four of its facilities from beds utilized by behavioral health patients to beds utilized by medical subacute patients. Operating results and statistics related to the subacute units opened during fiscal 1994 were not material.

(2) Partial hospitalization days refers to treatment of patients which exceed three hours and do not require an overnight stay at an inpatient facility.

(3) Outpatient visits refer to home health visits and behavioral health patient services which do not exceed three hours in a given day.

(4)  Data not available for fiscal 1993 or 1992.

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

COMPETITION

          At June 30, 1994, the Company operated 15 inpatient facilities in 11 states. Many of the Company's facilities are located in outlying areas and in suburban areas of large metropolitan cities. Each facility competes with other facilities, including proprietary free-standing hospitals, not-for-profit hospitals, governmental free-standing hospitals and psychiatric units of acute care hospitals. Some of these other facilities are larger and have greater financial resources than the Company's hospitals. In addition, some of these competing hospitals are substantially exempt from income and property taxation. The Company's outpatient centers are generally located in the areas surrounding its inpatient facilities and compete with private practitioners, community mental health centers, and inpatient facilities and other companies which provide outpatient services in the markets in which the Company's outpatient centers are doing business. The number of behavioral health service competitors located within each of the Company's service areas varies significantly. Also, in certain markets, the Company treats certain patient populations (e.g., adolescents or geriatrics) or provides services which are different from those provided by the Company's competitors in the particular market. The Company does not consider any of the behavioral health service competitors in its markets as dominant providers that place the Company at a competitive disadvantage.

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


                                                        YEAR ENDED JUNE 30
                                                        ------------------
                                                        1994   1993   1992
                                                        ----   ----   ----

             Charge-based programs:
                  Commercial Insurance..............     14%    20%    24%
                  Blue Cross........................      1      3      3
                  Other Private Pay.................      5      2      2
                                                        ---    ---    ---
                     Sub-total......................     20     25     29
                                                        ---    ---    ---
             Cost based and per diem-based programs:
                  Blue Cross........................      6      9      8
                  CHAMPUS...........................      7     10     17
                  Medicare..........................     21     22     20
                  Medicaid..........................     33     25     17
                  State, HMO and PPO................     13      9      9
                                                        ---    ---    ---
                     Sub-total......................     80     75     71
                                                        ---    ---    ---
                         Total......................    100%   100%   100%
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

          Medicaid is the federal/state health insurance program for the underprivileged. Subject to certain minimum federal requirements, each state defines the extent and duration of the services covered by its Medicaid program. Moreover, although there are certain federal requirements governing the payment levels for Medicaid services, each state has its own methodology for making payment for services provided to Medicaid patients. The Medicaid program covers payment for services provided to Medicaid patients at 14 of the Company's facilities. The Company received significant payments pursuant to enhanced reimbursement rates in 1994, 1993 and 1992 under certain state programs. Statutory changes will decrease the level of these payments in the future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

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

These rates are adjusted annually each October 1 for inflation. The legislated reimbursement cap is higher than the Company's CHAMPUS net revenue per patient day of $275 for fiscal 1994 for the Company's two CHAMPUS certified RTC facilities. In addition, these two RTCs had overall net revenue per patient day of $345 and $366, respectively, in fiscal 1994.

          In 1991, Congress imposed a reduction in the annual reimbursable length of stay for patients covered under the CHAMPUS program. Effective October 1, 1991, CHAMPUS began to limit its coverage for hospital psychiatric services to 30 days for adult patients, 45 days for child and adolescent patients and 150 days for RTC services, subject to waivers which are available under limited circumstances if an extension of the length of stay can be justified. The lengths of stay currently experienced by the Company on CHAMPUS adult, child and adolescent beneficiaries have generally been within the above limits. Given that certain of the Company's facilities are located in close proximity to major military installations, these limits have reduced the volume of CHAMPUS patients treated at the Company's facilities. As set forth in the above table, the amount of the Company's patient revenues attributable to CHAMPUS have decreased from 17% in fiscal 1992 to 7% in fiscal 1993. However, overall patient days increased during this period as the decreases in CHAMPUS volume were more than offset by increases in the volume of other patients treated at the Company's facilities.

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

          Several states have been investigating whether psychiatric hospitals have engaged in fraudulent practices such as inflated bills for medications and services, bills for services never rendered and admitting patients, especially children, who do not require hospitalization. In 1991, the Texas Attorney General disclosed that several of the Company's competitors doing business in Texas were under investigation for fraudulent practices and a lawsuit seeking injunctive relief was filed against one of those competitors. New legislation was passed in Texas, effective September 1, 1993, that placed severe restrictions on the marketing of behavioral health care services. In general, the legislation prohibits certain advertisement and solicitation techniques. Specifically, advertisements may not promise a cure or guarantee treatment results that cannot be substantiated, and mental health intervention and assessment services must be available and properly credentialed before advertised. The legislation also requires disclosure of any relationship between the treatment facility and its referral sources and prohibits a referral service from holding itself out as a qualified mental health referral service without complying with the legislation's definition of such (which requires, among other things, compliance with regulations regarding confidentiality, participation in and staffing of the referral service and payments to referral sources). Violation of the legislation may result in injunctive relief and civil penalties of up to $25,000 per violation. In June 1993, the Company signed an agreement with the Texas Attorney General whereby it agreed to continue to comply with Texas statutes regarding marketing and operating standards applicable to all psychiatric hospital companies.

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

          See also "Sources of Revenue."

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

          In August 1993, Cumberland Hospital in Fayetteville, North Carolina was sold to Cape Fear Valley Medical Center for approximately $12.3 million.

          In October 1993, the Company purchased the stock of Florida Psychiatric Management, Inc., a regional provider of mental health care cost management services based in Orlando, Florida for a cash payment of $4.0 million, the issuance of an aggregate of $2.5 million of three-year 7% debentures, and a contingent earn-out payment based upon the attainment of certain earnings and revenue levels over the ensuing two years ending June 30, 1995. The earn-out payment is an aggregate amount (in no event to exceed $2.0 million in the aggregate) equal to the product of (i) 25%, multiplied by (ii) the positive excess, if any, of the average consolidated gross revenues of FPM and its subsidiaries for the fiscal years ended June 30, 1994 and ending June 30, 1995 over $6.8 million, multiplied by (iii) the change in operating income factor (as defined), a formula-based factor which will increase or decrease the aggregate earn-out payment based upon the increase or decrease in the average operating margin (consolidated net income or loss divided by consolidated gross revenues) of FPM and its subsidiaries for the fiscal years ended June 30, 1994 and ending June 30, 1995 over the 1993 operating margin.

          In February 1994, the Company sold its 50-bed Atlantic Shores Hospital in Daytona Beach, Florida to Halifax Medical Center for $4.8 million.

          In June 1994, the Company purchased the assets and assumed certain liabilities of Human Dynamics Institute, a Phoenix, Arizona-based managed mental health business for a cash payment of $1 million, a three-year, $1 million note bearing interest at 8.25%, 172,850 shares of common stock of Ramsay Managed Care, Inc., a subsidiary of the Company, and a contingent earn-out payment based upon the attainment of certain revenue levels over the ensuing two years ending June 30, 1996. The earn-out payment is an aggregate amount (in no event to exceed $750,000 in the aggregate) equal to the sum of (i) the positive excess (in no event to exceed $400,000), if any, of the average gross revenues of HDI for the fiscal years ending June 30, 1995 and June 30, 1996 over, the gross revenues of HDI for the fiscal year ended June 30, 1994 less $400,000 and (ii) an aggregate amount (in no event to exceed $350,000) equal to the product of (a) 2.5% multiplied by (b) the positive excess, if any, of the average gross revenues of HDI for the fiscal years ending June 30, 1995 and June 30, 1996 over the gross revenues of HDI for the fiscal year ended June 30, 1994.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

          Certain information with respect to the executive officers of the Company is set forth below:


                                                                              POSITION WITH THE COMPANY AND
                                                                              PRINCIPAL OCCUPATIONS DURING
          NAME OF EXECUTIVE OFFICER               AGE                             THE PAST FIVE YEARS
          -------------------------               ---                        ------------------------------
Gregory H. Browne..............................    41              Chief Executive Officer of the Company since January 1992;
                                                                    President of the Company from January 1992 until September 1994;
                                                                    Chief Executive Officer of Ramsay-HMO, Inc. from November 1989 to January 1992; Chief Financial Officer of Ramsay-HMO, Inc.
                                                                    from January 1989 to January 1992; various executive positions with corporations controlled by Paul J. Ramsay since prior to
                                                                    1989.

Reynold J. Jennings............................    48              President and Chief Operating Officer of the Company since
                                                                    September 1994; Executive Vice President and Chief Operating
                                                                    Officer of the Company from November 1993 until September 1994;
                                                                    various management and administrative positions with National
                                                                    Medical Enterprises, Inc. since prior to 1989 to October 1993.

Bruce R. Soden.................................    40              Senior Vice President of the Company since prior to 1989; Chief
                                                                    Financial Officer of the Company from September 1991 to
                                                                    September 1993.


Wallace E. Smith...............................    51              Senior Vice President of the Company since June 1992. Vice
                                                                    President--Regional Operations of the Company from prior to 1989 to June 1992.

John A. Quinn..................................    40              Vice President--Regional Operations of the Company since
                                                                    September 1991; various administrative and management positions with Community Psychiatric Centers, Inc. from prior to 1989 to
                                                                    September 1991.

Curtis L. Dosch................................    42              Vice President--Finance of the Company since August 1993.
                                                                    Regional controller of the Company from prior to 1989 to July
                                                                    1993.

William N. Nyman...............................    41              Vice President--Finance of the Company since August 1993.
                                                                    Regional controller of the Company from prior to 1989 to July
                                                                    1993.

          Effective September 30, 1994, Jack V. Eumont, Jr. resigned from his position as Vice President and Chief Financial Officer of the Company.

ITEM 2.  PROPERTIES.

          The following table provides information concerning the 15 inpatient facilities owned and operated by the Company at June 30, 1994.


                                   DATE OPENED   LICENSED
HOSPITAL                           OR ACQUIRED     BEDS
--------                           -----------   --------
Havenwyck Hospital
 Auburn Hills, MI...............  November 1983       120
Brynn Marr Hospital
 Jacksonville, NC...............  December 1983        76
Hill Crest Hospital
 Birmingham, AL.................  January 1984        130
Heartland Hospital
 Nevada, MO.....................  April 1984          128
Greenbrier Hospital
 Covington, LA..................  October 1984         61
Coastal Carolina Hospital
 Conway, SC.....................  November 1984        98
Bayou Oaks Hospital
 Houma, LA(1)...................  November 1985        98
The Bethany Pavilion
 Bethany, OK(2).................  December 1985        43
Meadowlake Hospital
 Enid, OK.......................  February 1986        50
Benchmark Regional Hospital
 Woods Cross, UT................  August 1986          56
Desert Vista Hospital
 Mesa, AZ.......................  February 1987       102
Chestnut Ridge Hospital
 Morgantown, WV(3)..............  November 1987        70
The Haven Hospital
 DeSoto, TX.....................  April 1990          102
Mission Vista Hospital
 San Antonio, TX................  November 1991        66
Three Rivers Hospital
 Covington, LA (4)..............  January 1993         64
                                                 --------
      Total (5)                                     1,264
                                                 ========

(1) The building in which the Company's facility at Houma, Louisiana is located is leased for an initial period ending January 31, 2005 (with an option to renew for 20 years).
(2) The Bethany, Oklahoma facility is operated as a joint venture. The Company has one year remaining on a three-year lease with options to renew totaling an additional 9 years. See "Item 1. Business -- Ownership Arrangements and Operating Agreements."
(3) The Company has entered into a 50-year ground lease for the property on which its 70-bed facility at Morgantown, West Virginia is located.
(4) In November 1992, the Company purchased a 64-bed hospital facility in Covington, Louisiana for $2,000,000. The facility, Three Rivers Hospital, opened in January 1993. The hospital is operated by a limited partnership in which the Company is the general partner. See "Item 1. Business -- Ownership Arrangements and Operating Agreements."
(5) Excludes Harbor Oaks Hospital, a 98 bed facility in Fort Walton Beach, FL, that is owned by the Company but is being leased to another health care provider. The lease gives the lessee the option to purchase the facility at a fixed price through January 1996.

          The Company leases its corporate headquarters in New Orleans, Louisiana for a term of five years ending in April 1999, and leases other space for various clinics and regional offices. The Company believes that its facilities are well maintained and are of adequate size for present needs.

ITEM 3. LEGAL PROCEEDINGS.

          The Company is subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

          The Company's Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol RHCI. On September 22, 1994 there were 667 holders of record of the Company's Common Stock. No dividends have been declared on the Common Stock since the Company was organized. The Company's credit documents governing its credit facilities include provisions which prohibit the payment of dividends unless the sum of (i) all dividends, redemptions and all other distributions in respect of its capital stock and (ii) all restricted investments (as defined) during the applicable fiscal year would not exceed an amount equal to 50% of the consolidated net income of the Company for the immediately preceding fiscal year and provided that, at the time of such dividend and after giving effect thereto, certain specified financial ratio covenants would not be violated and no other default or event of default would occur. Notwithstanding the foregoing restrictions, those provisions expressly permit the payment of regular fixed dividends from time to time on the Company's issued and outstanding Class B Preferred Stock, Series C, provided that such dividends may not exceed $387,200 in each 12-month period. Under these provisions, the Company is permitted to pay the full amount of the regular fixed dividends on its issued and outstanding Class B Preferred Stock, Series C.

          The following table sets forth the range of high and low closing sales prices per share of the Common Stock for each of the quarters during the years ended June 30, 1994 and 1993, as reported on the NASDAQ National Market System:


                                        HIGH       LOW
                                       -------   -------
           Year ended June 30, 1994
             First Quarter...........  $8  7/8    $6 3/8
             Second Quarter..........   9  3/4     6 3/4
             Third Quarter...........   9 7/16     7 1/8
             Fourth Quarter..........   8  1/8     6 5/8

           Year ended June 30, 1993
             First Quarter...........  $8         $4 7/8
             Second Quarter..........   6  1/8     4 5/8
             Third Quarter...........   6          4 3/4
             Fourth Quarter..........   6  7/8     5

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


                                                                                             YEAR ENDED JUNE 30
                                                                            ----------------------------------------------------
                                                                              1994       1993       1992       1991      1990
                                                                            ---------  ---------  ---------  --------  ---------
                                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

Statement of Operations Data:
  Net revenues............................................................  $137,002   $136,354   $136,946   $132,739  $122,124
  Salaries, wages and benefits............................................    64,805     63,810     60,626     55,524    51,665
  Other operating expenses................................................    42,907     40,454     40,161     37,086    33,893
  Provision for doubtful accounts.........................................     5,846      8,148      8,628      6,992     5,782
  Depreciation and amortization...........................................     6,836      6,605      5,439      5,545     5,311
  Interest and other financing charges....................................     8,906      9,494     10,488     14,462    15,448
  Loss on sales and closure of facilities.................................       802      7,524         --         --        --
  Restructuring and other charges.........................................        --      1,367      2,283         --        --
                                                                            --------   --------   --------   --------  --------
                                                                             130,102    137,402    127,625    119,609   112,099
                                                                            --------   --------   --------   --------  --------
  Income (loss) before minority interests, income
    taxes, extraordinary items and cumulative
    effect of accounting change...........................................     6,900     (1,048)     9,321     13,130    10,025
  Minority interests......................................................     4,824      1,126         --         --        --
                                                                            --------   --------   --------   --------  --------
  Income (loss) before income taxes,
    extraordinary items and cumulative effect
    of accounting change..................................................     2,076     (2,174)     9,321     13,130    10,025
  Income taxes............................................................       599       -159      3,974      5,126     4,260
                                                                            --------   --------   --------   --------  --------
  Income (loss) before extraordinary items
    and cumulative effect of accounting
    change................................................................     1,477     (2,333)     5,347      8,004     5,765
  Extraordinary items:
    Loss from early extinguishment of debt,
      net of income tax benefit of $103 in 1994,
     $312 in 1992 and $1,032 in 1990......................................      (155)    (1,580)      (366)        --    (1,874)
    Income tax benefit from net
      operating loss carryovers...........................................        --         --        953        922     1,158
  Cumulative effect of change in accounting
      for income taxes....................................................        --      2,353         --         --        --
                                                                            --------   --------   --------   --------  --------
  Net income (loss).......................................................  $  1,322   $ (1,560)  $  5,934   $  8,926  $  5,049
                                                                            ========   ========   ========   ========  ========
Primary earnings per share:
  Income (loss) per common share before
    extraordinary items and cumulative
    effect of accounting change...........................................      $.15      $(.29)      $.68      $1.57     $1.15
  Net income  (loss)......................................................      $.14      $(.20)      $.75      $1.75     $1.01
  Weighted average shares
    outstanding(1)........................................................     9,641      7,932      7,886      5,091     5,009

(1)   Includes common and dilutive common equivalent shares outstanding.

                                                                                                  JUNE 30
                                                                            ---------------------------------------------------
                                                                              1994       1993       1992       1991      1990
                                                                            --------   --------   --------   --------  --------
                                                                                               (IN THOUSANDS)
 Balance Sheet Data:
       Working capital                                                      $ 21,148   $ 23,811   $ 26,718   $ 24,913  $ 11,722
       Total assets                                                          183,168    190,370    194,357    196,158   186,294
       Long-term debt                                                         67,707     77,429     84,879    119,188   124,876
       Class B preferred stock, Series 1987                                       --         --      2,500      2,537     2,537
       Stockholders' equity                                                   80,468     79,997     76,068     40,550    28,816

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

          In fiscal 1994 and 1993, the Company received significant Medicaid disproportionate share payments at two of its Louisiana facilities. In addition, during fiscal 1992 and prior fiscal years, the Company received significant Medicaid disproportionate share payments at its facilities in North Carolina and Michigan.

          Disproportionate share funding is meant to adequately reimburse facilities serving a disproportionately high volume of Medicaid patients, relative to other providers. Disproportionate share funding is available under Title XIX of the Social Security Act and is administered at the State level but approved and/or overseen by the Health Care Financing Administration, since Medicaid services are jointly funded by each State as well as the Federal Government. Statutory changes will decrease the level of disproportionate share payments in fiscal 1995 and, in management's estimation, eliminate these payments in fiscal 1996 and beyond.

          Management has evaluated the impact of reduced levels of disproportionate share payments on fiscal 1995 income from continuing operations and estimated that, without any change in the operations of the two facilities receiving these payments in fiscal 1994, income from continuing operations would decrease by approximately $3.7 million. However, management is considering a number of responses in an effort to partially offset the effects of this decrease, including (a) a possible consolidation of the operations of the Company's Three Rivers facility with the Company's facility located less than five miles away (Greenbrier Hospital), thereby achieving significant cost savings, (b) utilization of available space at the Three Rivers facility for new programs such as residential treatment, (c) introduction of cost-based programs to the Three Rivers facility, thereby providing additional third-party reimbursement to the facility's overhead expenses, and (d) potential volume increases through a possible contraction in the number of behavioral health providers treating Louisiana Medicaid patients and/or the adoption by the State of Louisiana of a Medicaid managed care plan allowing for the treatment of adult Medicaid patients (who, presently cannot be treated in a free-standing psychiatric setting). Management believes that certain of the above alternatives are also available to its Bayou Oaks facility, which will also be adversely affected by the eventual elimination of the disproportionate share program. In addition, at the Bayou Oaks facility, management expects a reversal of the cost reimbursement dilution created when this facility began treating a high volume of Medicaid patients in mid-fiscal 1993.

          Which of the above-described alternatives will be implemented and the success of these alternatives in offsetting the expected reduction and eventual elimination of disproportionate share payments cannot be predicted at this time.

          In recent years, approximately 7% to 17% of the Company's patient revenues have come from CHAMPUS since some of the Company's hospitals are in close proximity to major military installations in the United States. Congress has imposed a reduction in the annual reimbursable length of stay for patients covered by the mental health benefits of CHAMPUS, a federal government health benefit program for the members (active and retired) of all seven uniformed services and their families. Effective October 1, 1991, CHAMPUS began to limit its coverage for hospital psychiatric services to 30 days for adult patients, 45 days for child and adolescent patients and 150 days for RTC services, subject to waivers which will be available under limited circumstances if an extension of the length of stay can be justified. The lengths of stay currently experienced by the Company on CHAMPUS adult, child and adolescent beneficiaries have generally been within the above limits. Given that certain of the Company's facilities are located in close proximity to major military installations, these limits have reduced the volume of CHAMPUS patients treated at the Company's facilities. However, overall patient days increased during this period as the decreases in CHAMPUS volume were more than offset by increases in the volume of other patients treated at the Company's facilities.

          The following table sets forth, for the periods indicated, certain items of the Company's Consolidated Statements of Operations as a percentage of the Company's net revenues.

                                                          AS A PERCENTAGE OF NET REVENUES
                                                                YEAR ENDED JUNE 30,
                                                          -------------------------------
                                                           1994        1993         1992
                                                           ----        ----         ----

            Net revenues.................................. 100.0%      100.0%       100.0%

            Salaries, wages and benefits..................  47.3        46.8         44.3
            Other operating expenses......................  31.3        29.7         29.3
            Provision for doubtful accounts...............   4.3         6.0          6.3
            Depreciation and amortization.................   5.0         4.8          4.0
            Interest and other financing charges..........   6.5         7.0          7.6
            Loss on sales and closure of facilities.......   0.6         5.5           --
            Restructuring and other charges...............    --         1.0          1.7
                                                            ----        ----         ----
            Income (loss) before minority interests,
                  income taxes, extraordinary items and
                  cumulative effect of accounting change     5.0%       (0.8)%        6.8%
                                                            ====        ====         ====

            Net income (loss).............................   1.0%       (1.1)%        4.3%
                                                            ====        ====         ====

1994 COMPARED TO 1993

          Net revenues for fiscal 1994 were $137.0 million, compared to $136.4 million in fiscal 1993. The material changes in net revenues consisted of (a) an $11.1 million decrease (9%) in net inpatient revenues, (b) a $5.2 million increase (43%) in net outpatient revenues and (c) $5.5 million of net revenues associated with managed care businesses acquired during fiscal 1994. The overall decrease in net inpatient revenues was attributable to the sale of the Cumberland and Atlantic Shores hospital facilities during fiscal 1994 and the lease of the Harbor Oaks Hospital facility during mid-fiscal 1993 (the "sold/leased facilities"). See "Item 1. Business--Acquisitions and Sales." Same facility net inpatient revenues remained stable between fiscal years as the increase in net inpatient revenues associated with the Three Rivers facility, which was fully operational during all of fiscal 1994 but only four and one-half months in fiscal 1993, offset declines in net inpatient revenues at the Company's other facilities during fiscal 1994. The increase in net outpatient revenues was attributable to an increase in same facility and free-standing outpatient clinic net revenue of $4.8 million (of which $1.3 million relates to the Three Rivers facility) and $1.9 million, respectively, net of a $1.5 million decrease in net outpatient revenues associated with the sold/leased facilities. The increase in outpatient revenues is due to an expansion of partial hospitalization day programs and other outpatient services by the Company's inpatient facilities.

          Net outpatient revenues comprised 14.2% of total net patient revenues for fiscal 1994 compared to 9.5% for the prior year. In addition, with respect to the Company's inpatient business, same facility admissions in fiscal 1994 increased 5% over fiscal 1993 while same facility average length of stay decreased from 18.3 days in fiscal 1993 to 17.6 days in fiscal 1994.

          Total salaries, wages and benefits in fiscal 1994 were $64.8 million, compared to $63.8 million in fiscal 1993. The material changes in this expense item consisted of (a) a $4.3 million increase in same facility salaries, wages and benefits (from $52.6 million in fiscal 1993 to $56.9 million in fiscal
1994), (b) salaries, wages, and benefits of $1.7 million attributable to managed care businesses acquired during fiscal 1994, (c) $1.1 million of salaries, wages and benefits attributable to subacute and management contract operations which began during fiscal 1994 and (d) a decrease of $6.1 million in salaries, wages and benefits attributable to the sold/leased facilities. The increase in same facility salaries, wages and benefits was due primarily to a $3.7 million increase at the Three Rivers Hospital facility.

          Other operating expenses in fiscal 1994 were $42.9 million, compared to $40.5 million in fiscal 1993. The material changes in other operating expenses consisted of (a) a $1.7 million increase in same facility other operating expenses (from $30.5 million in fiscal 1993 to $32.2 million in fiscal
1994), (b) other operating expenses of $3.3 million attributable to managed care businesses acquired during fiscal 1994, (c) other operating expenses of $800,000 attributable to subacute and management contract operations and (d) a decrease of $4.0 million in other operating expenses attributable to the sold/leased facilities. The increase in same facility other operating expenses was due to a $2.1 million increase at the Three Rivers Hospital facility, net of a $400,000 decrease at the Company's other inpatient facilities.

          The provision for doubtful accounts in fiscal 1994 was $5.8 million, compared to $8.1 million in fiscal 1993. Same facility provision for doubtful accounts decreased to $5.8 million in fiscal 1994 (from $7.2 million in fiscal
1993) and the provision for doubtful accounts attributable to the sold/leased facilities was negligible in fiscal 1994 (compared to $900,000 in fiscal 1993). The provision for doubtful accounts in fiscal 1994 attributable to the Three Rivers Hospital facility, acquired managed care businesses and subacute and management contract operations was not material. The decrease in same facility provision for doubtful accounts was primarily the result of a continued shift in patient mix and the corresponding shift from charge-based payors (which requires a larger amount to be paid by the patient) to cost-based and negotiated per diem rate payors, particularly state governments and other governmental agency payors which administer Medicaid programs. For fiscal 1994, approximately 80% of the Company's net revenues were related to cost-based and negotiated per diem rate payors, compared to 75% in fiscal 1993. See "Item 1. Business--Sources of Revenue."

          Depreciation and amortization in fiscal 1994 totalled $6.8 million, compared to $6.6 million in fiscal 1993. The overall change in this expense item was primarily due to (a) increased depreciation and amortization of $500,000 attributable to the same facilities (approximately $200,000 of which was due to the Three Rivers Hospital facility, which incurred this expense for a full year in fiscal 1994), (b) $400,000 related to managed care businesses acquired during fiscal 1994 and (c) a decrease of $900,000 in depreciation and amortization attributable to the sold/leased facilities. See "Item 1. Business--Acquisitions and Sales."

          Interest and other financing charges decreased from $9.5 million for fiscal 1993 to $8.9 million for fiscal 1994. The decrease is attributable to reduced levels of debt during fiscal 1994.

          In the fourth quarter of fiscal 1994, the Company decided to terminate its development activities related to its day treatment division and to close certain of these centers due to the poor operating performance of this division. In addition, the Company also decided to close four outpatient clinics related to its Heartland Hospital facility during this quarter. Finally, certain adjustments were made which resulted in gain recognition on the sale of its Atlantic Shores Hospital facility, which was sold in February 1994. The total net losses related to these closures and sale was $802,000.

          During the first quarter of fiscal 1993, the Company recorded a loss of $1,109,000 due to the closure of its leased facility, Oak Grove Hospital.
The loss included provisions for severance expense and other expenses incurred in connection with the termination of this lease. During the fourth quarter of fiscal 1993, the Company signed a letter of intent to sell its Cumberland Hospital facility for approximately $12.3 million. In connection with this decision, the Company recorded a provision for loss relating primarily to the unamortized amount of cost in excess of net asset value of purchased businesses of $3.6 million. In addition, the terms and conditions of a lease agreement pursuant to which the Company agreed to lease its Harbor Oaks Hospital facility to a third party were satisfied during the fourth quarter of fiscal 1993. As a result, the Company recorded a loss of $2.8 million, which amount represented the excess of the facility's net book value over the purchase option price contained in the lease. Finally, during this quarter the Company decided to terminate its efforts to develop psychiatric facilities in certain markets and write-off certain deferred loan costs in connection with the consummation of the Company's new credit agreement in May 1993. The total losses related to these decisions ($1,367,000) is included under "Restructuring and other charges" in the Company's Consolidated Statement of Operations for fiscal 1993. See "Item
1.  Business--Acquisitions and Sales."

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

1993 COMPARED TO 1992

          Net revenues for fiscal 1993 were $136.4 million, compared to $136.9 million in fiscal 1992. Same facility patient days remained constant between years as an overall 10% increase in same facility admissions was offset by a reduction in same facility average length of stay from 19.8 days to 18.3 days.
A decrease in net inpatient revenues between years of $5.9 million (5%) was offset by a corresponding increase in net outpatient revenues of $5.9 million. The decrease in net inpatient revenues was due to (a) a $6.7 million decrease in net inpatient revenues at the Cumberland Hospital facility, which management elected to sell in the fourth quarter of fiscal 1993, (b) a $2.2 million decrease in net inpatient revenues at the Oak Grove Hospital facility, which management elected to close in late fiscal 1992, (c) a $3.5 million decrease in net inpatient revenues at the Harbor Oaks Hospital facility, which was closed and the assets leased to an independent party in mid fiscal 1993, (d) fiscal 1993 revenues of $5.3 million attributable to the Three Rivers Hospital facility, which was opened in January 1993 and fully operational in February 1993, and (e) an increase of approximately $1.0 million in same facility net inpatient revenues in fiscal 1993. In addition, contractual adjustment benefits from prior years totalling $2.3 million and $2.4 million are reflected in net inpatient revenues for fiscal 1993 and fiscal 1992, respectively, to reflect the combined effects of intermediary audits and the routine evaluation of prior year estimated settlements. There can be no assurance that any future adjustments will be favorable or of a comparable magnitude.

          The increase in net outpatient revenues between periods was due to the same facilities, which opened a number of new outpatient clinics and began or expanded partial hospitalization day programs, and the opening of three day treatment centers in July and December 1992. Total same facility net outpatient revenues were $9.4 million in fiscal 1993 (compared to $4.9 million in fiscal 1992) and net outpatient revenues attributable to the day treatment centers opened in fiscal 1993 totalled approximately $1.3 million.

          Total salaries, wages and benefits in fiscal 1993 were $63.8 million, compared to $60.6 million in fiscal 1992. The material changes in this expense item consisted of a $6.1 million increase in same facility salaries, wages and benefits (from $46.5 million in fiscal 1992 to $52.6 million in fiscal 1993) offset by a $3.5 million decrease attributable to the Cumberland, Oak Grove and Harbor Oaks Hospital facilities. Additional salaries were also incurred in fiscal 1993 at the day treatment centers opened during the year. The increase in same facility salaries, wages and benefits was attributable to the Three Rivers Hospital facility ($1.4 million), the Mission Vista Hospital facility, which was opened in mid fiscal 1992 ($2.2 million), and staffing increases and merit raises at the Company's remaining inpatient facilities ($2.5 million, or a 5.5% expense increase over fiscal 1992 levels).

          Other operating expenses in fiscal 1993 were $40.5 million, compared to $40.2 million in fiscal 1992. The change in this expense item was due to a $2.3 million increase in same facility other operating expenses (from $28.3 million in fiscal 1992 to $30.5 million in fiscal 1993) offset by a $2.3 million decrease attributable to the Cumberland, Oak Grove and Harbor Oaks Hospital facilities. Additional other operating expenses incurred in fiscal 1993 at the day treatment centers were substantially offset by a reduction in expenses at the Company's corporate office.

          The provision for doubtful accounts in fiscal 1993 was $8.1 million, compared to $8.6 million in fiscal 1992. The increase in same facility provision for doubtful accounts in fiscal 1993 of $500,000 was offset by a $1.0 million decrease attributable to the Cumberland, Oak Grove and Harbor Oaks Hospital facilities.

          Depreciation and amortization in fiscal 1993 totalled $6.6 million, compared to $5.4 million in fiscal 1992. The material changes in this expense item between years consisted of (a) $200,000 of depreciation and amortization expense attributable to the Three Rivers Hospital facility in fiscal 1993, (b) a full year's depreciation expense of $200,000 attributable to the Mission

Vista Hospital facility in fiscal 1993, (c) $200,000 of depreciation and amortization expense attributable to the day treatment centers in fiscal 1993,
(d) $300,000 of depreciation and amortization expense attributable to the Company's purchase of a new information system at the end of fiscal 1992 and (e) additional depreciation of $300,000 on property additions during fiscal 1992 and fiscal 1993 at the same facilities. Depreciation at the Oak Grove Hospital facility was not material as this facility was leased during the time that it was in operation and, since the Company continued to own the Harbor Oaks and Cumberland Hospital facilities at June 30, 1993, depreciation expense on these facilities was comparable between years.

          Interest and other financing charges were $9.5 million for fiscal 1993 as compared to $10.5 million for fiscal 1992. The decrease is attributable to reduced levels of debt during fiscal 1993.

          During the first quarter of fiscal 1993, the Company recorded a loss of $1,109,000 due to the closure of its leased facility, Oak Grove Hospital.
The loss included provisions for severance expense and other expenses incurred in connection with the termination of this lease. During the fourth quarter of fiscal 1993, the Company signed a letter of intent to sell its Cumberland Hospital facility for approximately $12.3 million. In connection with this decision, the Company recorded a provision for loss relating primarily to the unamortized amount of cost in excess of net asset value of purchased businesses of $3.6 million. In addition, the terms and conditions of a lease agreement pursuant to which the Company agreed to lease its Harbor Oaks Hospital facility to a third party were satisfied during the fourth quarter of fiscal 1993. As a result, the Company recorded a loss of $2.8 million, which amount represented the excess of the facility's net book value over the purchase option price contained in the lease. Finally, during this quarter the Company decided to terminate its efforts to develop psychiatric facilities in certain markets and write-off certain deferred loan costs in connection with the consummation of the Company's new credit agreement in May 1993. The total losses related to these decisions ($1,367,000) is included under "Restructuring and other charges" in the Company's Consolidated Statements of Operations for fiscal 1993. See "Item
1.  Business--Acquisitions and Sales."

          During the second quarter of fiscal 1992, the Company recorded a non-recurring restructuring charge of $2,283,000. This amount consisted primarily of severance expenses to former employees, including the Company's former chief executive officer, and a $1,020,000 reserve against the potentially uncollectible portion of receivables related to the Company's investment in a hospital joint venture. See "Item 1. Business--Ownership Arrangements and Operating Agreements."

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

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Information with respect to the Company's executive officers is contained in Part I under "Item 1. Business -- Executive Officers of the Registrant." The information required by this Item with respect to directors is contained in the Company's definitive Proxy Statement dated October 24, 1994 ("Proxy Statement") for its 1994 Annual Meeting of Stockholders held on November 28, 1994 and is incorporated herein by reference. Such Proxy Statement has been filed with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 1994.

ITEM 11.  EXECUTIVE COMPENSATION.

          Except as provided below under this Item 11, the information required with respect to this Item is contained in the Proxy Statement, and such information is incorporated herein by reference.

          The table entitled "Stock Option Grants in Fiscal 1994" incorporated by reference to the Company's Proxy Statement dated October 24, 1994 is amended and restated in full as follows:

                      STOCK OPTION GRANTS IN FISCAL 1994

                                                                                    Potential Realizable Value
                                                                                    at Assumed Annual Rates of
                                                                                      Stock Price Appreciation
                                     Individual Grants(4)                                 for Option Term
                    ---------------------------------------------------------      ---------------------------
                                     % of Total
                                      Options
                                     Granted to      Exercise
                       Options       Employees        or Base
                       Granted       in Fiscal         Price       Expiration
    Name                 (#)            Year           ($/Sh)         Date           5%($)            10%($)
-----------------   ------------   -------------   ------------   -----------      ---------      ------------

Gregory H. Browne       None            --              --              --             --              --
Reynold J. Jennings    100,000         23.3%          $6.875           2003         $379,000        $934,000
                            (1)(4)
Bruce R. Soden           7,500          1.8%          $6.875           2004           32,500          82,200
                            (2)(4)
Wallace E. Smith         5,000          1.2%          $6.875           2004           21,600          54,800
                            (2)(4)
Rea A. Oliver (3)       None            --              --              --              --              --


                                                                        Potential Realizable Value
                                                                        at Assumed Annual Rates of
                                                                         Stock Price Appreciation
                                     Individual Grants(4)                     for Option Term
                       ------------------------------------------------  -------------------------
John A. Quinn           5,000         1.2%         $6.875       2004        21,600          54,800
                           (2)(4)

(1) Options for 100,000 shares were granted to Mr. Jennings on November 9, 1993 at $7.785 per share and were repriced to $6.875 per share on May 26, 1994. Options are exercisable in increments of 25% beginning November 9, 1993.

(2)  Options are exercisable beginning May 26, 1994.

(3)  Mr. Oliver resigned from the Company in March 1994.

(4) The options include a reload feature. The reload feature provides that if upon exercise of an option the optionee pays the purchase price of such option in shares of Common Stock owned by the optionee for at least 6 months, the Company shall grant such optionee on the date of such exercise an additional option to purchase a number of shares of Common Stock equal to the number of shares of Common Stock transferred to the Company in payment of the purchase price.


          The table entitled "Ten-Year Option Repricings" and the paragraph of text immediately preceding that table both incorporated by reference to the Company's Proxy Statement dated October 24, 1994 are amended and restated in full as follows:

          As noted previously, the stock options granted to Mr. Jennings in November 1993 were repriced in May 1994. In accordance with applicable Securities and Exchange Commission regulations, the following table sets forth information as to the repricing of all options held by each executive officer of the Company during the past ten fiscal years.

                           TEN-YEAR OPTION REPRICINGS


                                                                                          Length of
                                                                                          Original
                                                          Market                           Option
                                            Number       Price of   Exercise                Term
                                              of         Stock at   Price at              Remaining
                                           Options       Time of    Time of               at Date of
                                           Repriced     Repricing   Repricing     New     Repricing
                                              or           or          or       Exercise     or
     Name                    Date          Amended      Amendment   Amendment    Price    Amendment
---------------        -----------------  ----------   ----------   ---------   --------  ---------
Gregory Browne         November 16, 1992      6,666       $5.00      $ 7.50      $5.00     3 years
                                              8,334        5.00        7.00       5.00     8 years
                                            200,000        5.00        7.00       5.00     9 years
                         April 7, 1992        8,334        7.00        9.75       7.00     9 years
                                            100,000        7.00        8.75       7.00    10 years
                       November 11, 1991      8,334        9.75       14.13       9.75    10 years


                                                                                        Length of
                                                                                         Original
                                                          Market                          Option
                                                         Price of   Exercise               Term
                                          Number of      Stock at   Price at             Remaining
                                            Options      Time of     Time of             at Date of
                                           Repriced     Repricing   Repricing    New     Repricing
                                              or            or          or     Exercise     or
    Name                     Date          Amended      Amendment   Amendment   Price    Amendment
-------------------    -----------------  ---------     ---------   ---------  --------  ----------
Reynold J. Jennings    May 26, 1994         100,000        6.88        7.88       6.88    9 years

Bruce R. Soden         November 16, 1992      6,666        5.00        7.50       5.00    3 years
                                             18,334        5.00        7.00       5.00    8 years
                                             15,000        5.00        7.00       5.00    9 years
                       April 7, 1992         18,334        7.00        9.75       7.00    9 years
                                             15,000        7.00        8.75       7.00   10 years
                       November 11, 1991     18,334        9.75       14.56       9.75   10 years

Wallace E. Smith       November 16, 1992     16,666        5.00        7.00       5.00    3 years
                                             23,334        5.00        7.00       5.00    9 years
                       April 7, 1992         16,666        7.00        9.75       7.00    4 years
                                             23,334        7.00        9.75       7.00    9 years
                       November 11, 1991     23,334        9.75       14.13       9.75   10 years

Rea A. Oliver (1)      November 16, 1992     15,000        5.00        7.00       5.00    9 years
                                              5,000        5.00        7.00       5.00    9 years
                       April 7, 1992          5,000        7.00        9.75       7.00   10 years
                                              5,000        7.00        8.75       7.00   10 years
                                              5,000        7.00        9.75       7.00    9 years
                       November 11, 1991      5,000        9.75       14.13       9.75   10 years

John A. Quinn          November 16, 1992     15,000        5.00        7.00       5.00    9 years
                                             10,000        5.00        7.00       5.00    9 years
                       April 7, 1992         15,000        7.00        9.75       7.00   10 years
                                             10,000        7.00        9.75       7.00    9 years
                       November 11, 1991     10,000        9.75       14.13       9.75   10 years

Curtis L. Dosch        November 16, 1992      5,000       $5.00      $ 7.00      $5.00    5 years
                                              2,000        5.00        7.00       5.00    9 years
                                              5,000        5.00        7.00       5.00    9 years
                       April 7, 1992          5,000        7.00        9.75       7.00    5 years
                                              2,000        7.00        9.75       7.00    9 years
                                              5,000        7.00        8.75       7.00   10 years
                       November 11, 1991      5,000        9.75       14.00       9.75    6 years
                                              2,000        9.75       14.13       9.75   10 years

William N. Nyman       November 16, 1992      5,000       $5.00      $ 7.00      $5.00    5 years
                                              2,000        5.00        7.00       5.00    9 years
                                              5,000        5.00        7.00       5.00    9 years
                       April 7, 1992          5,000        7.00        9.75       7.00    5 years
                                              2,000        7.00        9.75       7.00    9 years
                                              5,000        7.00        8.75       7.00   10 years
                       November 11, 1991      5,000        9.75       14.00       9.75    6 years
                                              2,000        9.75       14.13       9.75   10 years

___________________

(1)  Mr. Oliver resigned from the Company in March 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required with respect to this Item is contained in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Except as provided below under this Item 13, the information required with respect to this Item is contained in the Proxy Statement, and such information is incorporated herein by reference.

          The information under the caption "Certain Relationships and Related Transactions" incorporated by reference to the Proxy Statement is amended by adding the following three paragraphs to such information:

          "On June 30, 1993, the interests in the Company controlled by Paul J. Ramsay, the Company's Chairman, were recapitalized (the "Recapitalization"). As part of the Recapitalization, a total of 142,486 shares of the Company's Class B Convertible Preferred Stock, Series C, par value $1.00 (the "Series C Preferred Stock"), were issued to entities controlled by Mr. Ramsay in exchange for 333,333 shares of Class B Convertible Preferred Stock, Series 1987, par value $1.00 per share (the "Class B Preferred Stock"), the Subordinated Debenture (as defined below) and $500,000 in cash. The shares of Series C Preferred Stock issued as part of the Recapitalization included an aggregate liquidation preference of $7,243,988, a 5% per annum dividend (an aggregate of $362,199 per annum), the right to convert each share into ten shares of common stock of the Company and the right to vote on an as converted basis (i.e., ten votes per each share of Series C Preferred Stock). The shares of Class B Preferred Stock exchanged in the Recapitalization had an aggregate liquidation preference of $2,500,000, were mandatorily redeemable for $2,500,000 in September 1997, included a 6% per annum dividend (an aggregate of $150,000 per annum) and "supervoting rights" (i.e., each two shares of Class B Preferred Stock were convertible into one share of common stock, but each one share of Class B Preferred Stock included the right to 9.2 votes).

          As part of the Recapitalization, Ramsay Holdings HSA Limited ("Ramsay Holdings") paid $500,000 in cash for 9,835 shares of the Series C Preferred Stock, constituting a purchase price per share of Series C Preferred Stock equal to $50.84 per share (i.e., the per share liquidation preference). The other shares of Series C Preferred Stock issued as part of the Recapitalization were also valued at $50.84 per share. This value per share (and the value of the securities exchanged therefor) were based upon a valuation analysis performed by The Ulysses Group Advisors, Inc., an independent investment banking firm. As part of the Recapitalization, Ramsay Holdings also exchanged 333,333 shares of Class B Preferred Stock for 61,468 shares of Series C Preferred Stock (valued based upon the independent valuation). In addition, Paul Ramsay Holdings Pty. Limited ("PRHP") exchanged a $2,000,000, 16.1% subordinated debenture due April 1, 2000 (the "Subordinated Debenture"), for 71,183 shares of Series C Preferred Stock (valued based upon the independent valuation). The Company paid $322,000 in annual interest expense on the Subordinated Debenture.

          The Company's Board of Directors determined that a number of important business objectives would be achieved as a result of the Recapitalization. The Board believed that the Recapitalization would improve the Company's cash flow and net income as a result of the elimination of the mandatory redemption of the Class B Preferred Stock for $2,500,000 in cash and the elimination of the Subordinated Debenture and its expensive 16.1% annual interest rate. As a result of the Recapitalization, there was a reduction of approximately $110,000 in annual dividend and interest expense. In addition, the $500,000 investment made by Ramsay Holdings improved the cash position of the Company at the time of the Recapitalization. Also, the outstanding shares of Class B Preferred Stock, all of which were exchanged in the Recapitalization, included supervoting rights which management believed were confusing to investors and accordingly adversely affected the market value of the Company's Common Stock. By eliminating the Class B Preferred Stock and eliminating the Subordinated Debenture, the Board believed that the Recapitalization would improve the financial position of the Company and also result in a more attractive investment opportunity to investors in the Company's Common Stock. Finally, at the time the Recapitalization was approved, the Board also believed that the Recapitalization, by reducing the overall voting power of Mr. Ramsay's indirect interests in the Company from 41% to 31%, would facilitate the refinancing of the Company's bank credit facility. This refinancing was consummated in May 1993 following the approval of the Recapitalization by an independent committee of the Board of Directors. The Company believes that the Recapitalization was on terms no less favorable to the Company than terms that could have been obtained from an unaffiliated third party."

          In addition, the information under the caption "Certain Relationships and Related Transactions" incorporated by reference to the Proxy Statement is amended by amending and restating in full the third paragraph under such caption as follows:

          "In June 1992, the Company renewed its management agreement (the "Management Agreement") with Ramsay Health Care Pty. Limited, an affiliate of Paul J. Ramsay (the "Manager"). The renewal term commenced on November 1, 1992 and will terminate upon the earlier of (i) October 31, 1997 or (ii) one year after written notice of termination is given by either party. Pursuant to the Management Agreement, the Manager provides managerial services to the Company including, but not limited to (a) participation in overall strategic planning of the Company, (b) strategic and operational discussions with the chief executive and other officers of the Company, (c) review and evaluation of possible merger/acquisition candidates, (d) review of material contracts and commitments entered into by the Company and (e) participation in bank refinancing negotiations. In addition, the Manager has provided a pool of management standby resources (on both a part-time and full-time basis) to mitigate the impact of executive and senior management turnover. The Management Agreement provided for the payment of an initial annual management fee of $677,422, subject to increases based on increases in the Consumer Price Index and subject to certain restrictions set forth in certain loan agreements to which the Company is party. For services under the Management Agreement, the Manager received approximately $698,000 for the year ended June 30, 1994. The management fee payable to the Manager under the Management Agreement has been set forth on the basis of a negotiated amount based on the time spent and out-of-pocket costs incurred by personnel of the Manager in performing its duties pursuant to the Management Agreement, including expenses for travel by the Manager's personnel to and from the Company's annual management conference and all other meetings at which representatives of the Manager are present. There is no separate reimbursement for such travel and other out-of-pocket costs, all of which are paid from the annual management fee. In addition, directors of the Company who reside in Australia and who incur travel expenses and other out-of-pocket costs in their capacities as directors, including in connection with their attendance at Board of Director and other meetings of the Company, do not receive separate reimbursement for such costs but are instead reimbursed out of the annual management fee paid to the Manager."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (A) DOCUMENTS FILED AS PART OF THE REPORT:

          1.  FINANCIAL STATEMENTS

              Information with respect to this Item is contained on Pages F-1 to F-24 of this Annual Report on Form 10-K.

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

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto fully authorized.

Dated:

                                              RAMSAY HEALTH CARE, INC.


                                              By  /s/ Gregory H. Browne
                                                -------------------------
                                                GREGORY H. BROWNE
                                                CHIEF EXECUTIVE OFFICER,
                                                PRINCIPAL FINANCIAL AND
                                                ACCOUNTING OFFICER AND
                                                DIRECTOR


          Pursuant to the requirements of the Securities and Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                              SIGNATURE/TITLE
                                              ---------------

DATED:

                                              By  Paul J. Ramsay/*/
                                                ---------------------
                                                PAUL J. RAMSAY
                                                CHAIRMAN OF THE BOARD
                                                AND DIRECTOR



                                              SIGNATURE/TITLE
                                              ---------------

DATED:
                                              By /s/ Gregory H. Browne
                                                ------------------------
                                                GREGORY H. BROWNE
                                                CHIEF EXECUTIVE OFFICER,
                                                PRINCIPAL FINANCIAL AND
                                                ACCOUNTING OFFICER AND
                                                DIRECTOR

DATED:
                                              By    Aaron Beam, Jr./*/
                                                 ----------------------
                                                 AARON BEAM, JR.
                                                 DIRECTOR

DATED:
                                               By
                                                 -----------------------
                                                 PETER J. EVANS
                                                 DIRECTOR

DATED:
                                               By  Robert E. Galloway/*/
                                                 -----------------------
                                                 ROBERT E. GALLOWAY
                                                 DIRECTOR

DATED:
                                               By  Thomas M. Haythe/*/
                                                 -----------------------
                                                 THOMAS M. HAYTHE
                                                 DIRECTOR

DATED:
                                               By  Steven J. Shulman/*/
                                                 ------------------------
                                                 STEVEN J. SHULMAN
                                                 DIRECTOR

DATED:
                                               By  Michael S. Siddle/*/
                                                 ------------------------
                                                 MICHAEL S. SIDDLE
                                                 DIRECTOR

DATED:
                                               By
                                                 ------------------------
                                                 BRUCE R. SODEN
                                                 SENIOR VICE PRESIDENT AND
                                                 DIRECTOR



/*/ By /s/ Gregory H. Browne
----------------------------
     Gregory H. Browne
     Attorney-in-Fact

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

   The following consolidated financial statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 14(a)(1):


                                                                PAGE
                                                               NUMBER
                                                               ------
Report of Independent Auditors...............................     F-3
Consolidated Balance Sheets -- June 30, 1994 and 1993........     F-4
Consolidated Statements of Operations-- For the Years Ended..
  June 30, 1994, 1993 and 1992...............................     F-6
Consolidated Statements of Stockholders' Equity  -- For
  the Years Ended June 30, 1994, 1993 and 1992...............     F-7
Consolidated Statements of Cash Flows -- For the Years
  Ended June 30, 1994, 1993 and 1992.........................     F-8
Notes to Consolidated Financial Statements...................     F-9


   The following Financial Statement Schedules of the Registrant and its subsidiaries are submitted herewith in response to Item 14(a)(2):

  IV   -- Indebtedness of and to Related Parties -- Not  Current.....   S-1
   V   -- Property and Equipment.....................................   S-2
  VI   -- Accumulated Depreciation, Depletion and Amortization of
           Property and Equipment....................................   S-3
VIII   -- Valuation and Qualifying Accounts..........................   S-4
   X   -- Supplementary Income Statement Information.................   S-5

   All other schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements including the notes thereto.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

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

                                                 ERNST & YOUNG LLP

New Orleans, Louisiana
September 1, 1994

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30
                                                       --------------------------
                                                           1994          1993
                                                       ------------  ------------
ASSETS

Current assets
  Cash and cash equivalents..........................  $  6,207,000  $ 10,682,000
  Restricted cash....................................     5,311,000           ---
  Patient accounts receivable, less allowances for
   doubtful accounts of $3,925,000 and $4,955,000
   at June 30, 1994 and 1993, respectively...........    23,019,000    26,696,000
  Amounts due from third-party contractual agencies..     6,604,000     4,971,000
  Other accounts receivable..........................     2,139,000     1,356,000
  Other current assets...............................     3,040,000     3,385,000
                                                       ------------  ------------
   Total current assets..............................    46,320,000    47,090,000

Other assets
  Cash held in trust.................................     1,805,000     2,611,000
  Cost in excess of net asset value of purchased
   businesses........................................    12,042,000     4,699,000
  Unamortized preopening and loan costs..............     3,731,000     3,664,000
  Other intangible assets............................     3,048,000           ---
  Real estate held for sale..........................     1,150,000     1,150,000
  Other non-current assets...........................     4,911,000     4,141,000
                                                       ------------  ------------
                                                         26,687,000    16,265,000
Property and equipment
  Land...............................................     9,009,000     9,995,000
  Building and improvements..........................   118,555,000   134,468,000
  Equipment, furniture and fixtures..................    20,626,000    18,419,000
                                                       ------------  ------------
                                                        148,190,000   162,882,000
  Less accumulated depreciation......................    38,029,000    35,867,000
                                                       ------------  ------------
                                                        110,161,000   127,015,000
                                                       ------------  ------------

                                                       $183,168,000  $190,370,000
                                                       ============  ============

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30
                                                                       --------------------------
                                                                           1994            1993
                                                                       -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable...................................................  $  2,306,000   $  4,790,000
 Accrued salaries and wages.........................................     4,291,000      3,760,000
 Other accrued liabilities..........................................     4,386,000      1,467,000
 Amounts due to third-party contractual agencies....................     4,729,000      6,114,000
 Current portion of long-term debt..................................     9,460,000      7,148,000
                                                                      ------------   ------------
   Total current liabilities........................................    25,172,000     23,279,000

Deferred income taxes...............................................     4,932,000      6,120,000

Liabilities for unpaid self-insurance claims,
less current portion................................................     1,341,000      2,419,000

Long-term debt, less current portion................................    67,707,000     77,429,000

Minority interests..................................................     3,548,000      1,126,000

Stockholders' equity
  Class A convertible preferred stock, $1 par value--
   authorized 800,000 shares; issued 22,910 shares..................        23,000         23,000
  Class B convertible preferred stock, $1 par value, authorized
   152,321 shares--Series C, issued 142,486 shares
   (liquidation value of $7,244,000) including accrued
   dividends of $91,000 at June 30, 1994............................       233,000        142,000
  Common stock, $.01 par value--authorized 20,000,000
   shares; issued 8,200,760 shares at June 30, 1994 and
   8,087,926 shares at June 30, 1993................................        82,000         81,000
  Additional paid-in capital........................................   100,048,000     99,847,000
  Retained earnings (deficit).......................................   (16,483,000)   (17,805,000)
  Treasury stock--481,750  common shares at June 30, 1994
   and 321,750 common shares at June 30, 1993, at cost..............    (3,435,000)    (2,291,000)
                                                                      ------------   ------------
       Total stockholders' equity...................................    80,468,000     79,997,000
                                                                      ------------   ------------
                                                                      $183,168,000   $190,370,000
                                                                      ============   ============

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   YEAR ENDED JUNE 30
                                                                       -------------------------------------------
                                                                           1994           1993           1992
                                                                       -------------  -------------  -------------

NET REVENUES.........................................................  $137,002,000   $136,354,000   $136,946,000
Operating expenses:
            Salaries, wages and benefits.............................    64,805,000     63,810,000     60,626,000
            Other operating expenses.................................    42,907,000     40,454,000     40,161,000
            Provision for doubtful accounts..........................     5,846,000      8,148,000      8,628,000
            Depreciation and amortization............................     6,836,000      6,605,000      5,439,000
            Interest and other financing charges.....................     8,906,000      9,494,000     10,488,000
            Loss on sales and closure of facilities..................       802,000      7,524,000            ---
            Restructuring and other charges..........................           ---      1,367,000      2,283,000
                                                                       ------------   ------------   ------------
TOTAL OPERATING EXPENSES.............................................   130,102,000    137,402,000    127,625,000
                                                                       ------------   ------------   ------------
INCOME (LOSS) BEFORE MINORITY INTERESTS, INCOME TAXES, EXTRAORDINARY
            ITEMS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE.........     6,900,000     (1,048,000)     9,321,000
Minority interests...................................................     4,824,000      1,126,000            ---
                                                                       ------------   ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY ITEMS AND CUMULATIVE
            EFFECT OF ACCOUNTING CHANGE..............................     2,076,000     (2,174,000)     9,321,000
Provision for income taxes...........................................       599,000        159,000      3,974,000
                                                                       ------------   ------------   ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF
            ACCOUNTING CHANGE........................................     1,477,000     (2,333,000)     5,347,000
Extraordinary items:
            Loss from early extinguishment of debt, less applicable
              income tax benefit of $103,000 in 1994 and
              $312,000 in 1992.......................................      (155,000)    (1,580,000)      (366,000)
            Reduction in federal and state income taxes from
              utilization of net operating loss carryovers...........           ---            ---        953,000
                                                                       ------------   ------------   ------------
                                                                           (155,000)    (1,580,000)       587,000
Cumulative effect of change in accounting for income taxes...........           ---      2,353,000            ---
                                                                       ------------   ------------   ------------
NET INCOME (LOSS)....................................................  $  1,322,000   $ (1,560,000)  $  5,934,000
                                                                       ============   ============   ============

Income (loss) per common and dilutive common equivalent share:
            Primary:
              Before extraordinary items and cumulative effect of
              accounting change......................................        $ 0.15         $(0.29)        $ 0.68
              Extraordinary items:
                    Loss from early extinguishment of debt...........         (0.01)         (0.20)         (0.05)
                    Utilization of net operating loss carryovers.....           ---            ---           0.12
                                                                             ------         ------         ------
                                                                              (0.01)         (0.20)          0.07
              Cumulative effect of change in accounting for
                    income taxes.....................................           ---           0.29            ---
                                                                             ------         ------         ------
                                                                             $ 0.14         $(0.20)        $ 0.75
                                                                             ======         ======         ======
            Fully diluted:
              Before extraordinary items and cumulative effect of
              accounting change......................................        $ 0.15         $(0.29)        $ 0.66
              Extraordinary items:
                    Loss from early extinguishment of debt...........         (0.01)         (0.20)         (0.05)
                    Utilization of net operating loss carryovers.....           ---            ---           0.12
                                                                             ------         ------         ------
                                                                              (0.01)         (0.20)          0.07
              Cumulative effect of change in accounting for
                    income taxes.....................................           ---           0.29            ---
                                                                             ------         ------         ------
                                                                             $ 0.14         $(0.20)        $ 0.73
                                                                             ======         ======         ======
Weighted average number of shares outstanding:
            Primary..................................................     9,641,000      7,932,000      7,886,000
            Fully diluted............................................     9,679,000      7,932,000      8,159,000

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               CLASS B
                                                 CLASS A     CONVERTIBLE
                                               CONVERTIBLE    PREFERRED              ADDITIONAL      RETAINED
                                                PREFERRED       STOCK      COMMON      PAID-IN       EARNINGS       TREASURY
                                                  STOCK       SERIES C     STOCK       CAPITAL       (DEFICIT)       STOCK
                                               ------------  -----------  --------  -------------  -------------  ------------


BALANCE AT JULY 1, 1991......................    $ 313,000      $    ---   $50,000  $ 62,366,000   $(22,179,000)  $       ---

Exercise of stock options (28,833 shares)....          ---           ---       ---       281,000            ---           ---
Dividends accrued on Class B redeemable
    convertible preferred stock..............          ---           ---       ---      (150,000)           ---           ---
Purchase of treasury stock (201,750
   shares)...................................          ---           ---       ---           ---            ---    (1,585,000)
 Issuance of common stock (2,700,000
   shares)...................................          ---           ---    27,000    30,158,000            ---           ---
Exercise of warrants (90,832 shares).........          ---           ---     1,000       852,000            ---           ---
Conversion of Class A convertible
   preferred stock (290,590 shares)..........     (290,000)          ---     3,000       287,000            ---           ---
Net income...................................          ---           ---       ---           ---      5,934,000           ---
                                                 ---------      --------   -------  ------------   ------------   -----------

BALANCE AT JUNE 30, 1992.....................       23,000           ---    81,000    93,794,000    (16,245,000)   (1,585,000)

Dividends accrued on Class B redeemable
   convertible preferred stock...............          ---           ---       ---      (150,000)           ---           ---
Purchase of treasury stock (120,000 shares)..          ---           ---       ---           ---            ---      (706,000)
Issuance of Class B preferred stock,
   Series C (142,486 shares).................          ---       142,000       ---     6,203,000            ---           ---
Net loss.....................................          ---           ---       ---           ---     (1,560,000)          ---
                                                 ---------      --------   -------  ------------   ------------   -----------

BALANCE AT JUNE 30, 1993.....................       23,000       142,000    81,000    99,847,000    (17,805,000)   (2,291,000)

Exercise of stock options (112,834 shares)...          ---           ---     1,000       565,000            ---           ---
Dividends accrued on Class B
   convertible preferred stock, Series C.....          ---        91,000       ---      (364,000)           ---           ---
Purchase of treasury stock (160,000 shares)..          ---           ---       ---           ---                   (1,144,000)
Net income...................................          ---           ---       ---           ---      1,322,000           ---
                                                 ---------      --------   -------  ------------   ------------   -----------

BALANCE AT JUNE 30, 1994.....................    $  23,000      $233,000   $82,000  $100,048,000   $(16,483,000)  $(3,435,000)
                                                 =========      ========   =======  ============   ============   ===========


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           YEAR ENDED JUNE 30
                                                                               -------------------------------------------
                                                                                   1994           1993           1992
                                                                               -------------  -------------  -------------
Cash flows from operating activities
Net income (loss)............................................................  $  1,322,000    $(1,560,000)  $  5,934,000
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Cumulative effect of change in accounting for
      income taxes...........................................................           ---     (2,353,000)           ---
    Depreciation and amortization............................................     7,638,000      7,173,000      5,955,000
    Loss on early extinguishment of debt.....................................       258,000      1,580,000        678,000
    Write-off of development and other costs.................................           ---      1,367,000            ---
    (Gain) loss on disposal of assets........................................       722,000       (121,000)           ---
    Provision for deferred income taxes......................................    (1,188,000)      (696,000)     1,890,000
    Provision for doubtful accounts..........................................     5,846,000      8,148,000      8,628,000
    Provision for loss on sales and closure of facilities....................           ---      6,415,000            ---
    Minority interests.......................................................     4,824,000      1,126,000            ---
    Cash flows from (increase) decrease in operating assets:
      Patient accounts receivable............................................    (2,169,000)    (8,833,000)    (8,690,000)
      Other current assets...................................................    (2,071,000)     1,233,000       (150,000)
      Other non-current assets...............................................      (554,000)       164,000        257,000
    Cash flows from increase (decrease) in operating liabilities:
      Accounts payable.......................................................    (2,484,000)       940,000       (814,000)
      Accrued salaries, wages and other liabilities..........................     3,150,000       (674,000)    (2,664,000)
      Unpaid self-insurance claims...........................................    (1,078,000)      (456,000)       203,000
      Amounts due to third-party contractual agencies........................    (1,385,000)       724,000     (1,580,000)
                                                                               ------------    -----------   ------------
        Total adjustments....................................................    11,509,000     15,737,000      3,713,000
                                                                               ------------    -----------   ------------
          Net cash provided by operating activities..........................    12,831,000     14,177,000      9,647,000
                                                                               ------------    -----------   ------------
Cash flows from investing activities
    Proceeds from sale of assets.............................................    16,422,000        300,000            ---
    Acquisitions of businesses...............................................    (6,022,000)           ---            ---
    Expenditures for property and equipment..................................    (5,070,000)    (3,569,000)    (5,206,000)
    Purchase of facilities...................................................           ---     (2,000,000)    (2,100,000)
    Development project costs................................................      (388,000)    (1,878,000)           ---
    Preopening costs.........................................................    (2,195,000)      (905,000)      (661,000)
    Restricted cash..........................................................    (5,311,000)           ---            ---
    Cash held in trust.......................................................       806,000        166,000        329,000
                                                                               ------------    -----------   ------------
      Net cash used in investing activities..................................    (1,758,000)    (7,886,000)    (7,638,000)
                                                                               ------------    -----------   ------------
Cash flows from financing activities
    Loan costs...............................................................      (222,000)    (1,619,000)      (711,000)
    Proceeds from sale/leaseback of equipment................................           ---      1,857,000            ---
    Distribution to minority interests.......................................    (2,741,000)           ---            ---
    Proceeds from exercise of options and warrants...........................       566,000            ---      1,134,000
    Payment on debt..........................................................   (11,734,000)    (3,884,000)   (34,317,000)
    Payment of preferred stock dividends.....................................      (273,000)      (150,000)      (187,000)
    Issuance of Class B Preferred Stock, Series C............................           ---        265,000            ---
    Issuance of common stock.................................................           ---            ---     30,185,000
    Purchase of treasury stock...............................................    (1,144,000)      (706,000)    (1,585,000)
                                                                               ------------    -----------   ------------
      Net cash used in financing activities..................................   (15,548,000)    (4,237,000)    (5,481,000)
                                                                               ------------    -----------   ------------
  Net increase (decrease) in cash and
    cash equivalents.........................................................    (4,475,000)     2,054,000     (3,472,000)
  Cash and cash equivalents at beginning of year.............................    10,682,000      8,628,000     12,100,000
                                                                               ------------    -----------   ------------
  Cash and cash equivalents at end of year...................................  $  6,207,000    $10,682,000   $  8,628,000
                                                                               ============    ===========   ============
  Supplemental disclosures of cash flow information
  Cash paid during the year for:
    Interest (net of amount capitalized).....................................  $  8,064,000    $ 8,788,000   $ 11,740,000
    Income taxes.............................................................       398,000      1,780,000      1,096,000

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

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

CHARITY CARE

          The Company provides care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported as revenue.

INTANGIBLE ASSETS

          Cost in excess of net asset value of purchased businesses is amortized on a straight-line basis, over periods ranging from 15 to 40 years. Other intangible assets, principally the value assigned to acquired clinical protocols, established provider networks, and existing contracts related to the managed care division, on a straight-line basis over periods ranging from 4 to 20 years.

          The carrying value of cost in excess of net asset value of purchased businesses will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that these costs will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of these costs is reduced by the estimated shortfall of cash flows.

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

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

PROFESSIONAL AND GENERAL LIABILITY INSURANCE

          The Company maintains a self-insurance program for its hospital professional liability insurance and commercial and general liability insurance. The Company and its facilities are insured for professional and general liability in the aggregate amount of $25 million with self-insured retentions of $500,000 per claim. The Company records the liability for uninsured professional and general liability losses related to previous years' asserted and unasserted claims arising from reported incidents based on an independent valuation, generally performed in the third quarter of the fiscal year, which applies development factors to these claims. The development factors are based on a blending of the Company's actual experience with industry standards.
Losses related to the period from the valuation date through the applicable fiscal year end are recorded based on estimates which utilize the Company's actual experience and industry rating models.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

INCOME TAXES

          The Company recognizes deferred income taxes on significant temporary differences between financial statement and income tax reporting. The Company adopted FASB Statement No. 109 as of July 1, 1992 (See note on Income Taxes on page F-17).

RESTRUCTURING AND OTHER CHARGES

          In the fourth quarter of fiscal 1993, the Company recorded a non-recurring charge of $1,367,000, of which approximately $800,000 is attributable to the Company's decision to terminate certain development projects primarily related to inpatient facilities. In addition, upon consummation of the Company's new credit agreement in the fourth quarter of fiscal 1993, the Company determined that approximately $500,000 of deferred loan costs should be written off.

          In the second quarter of fiscal 1992, the Company recorded a non-recurring charge of $2,283,000. This amount consisted primarily of severance expenses (totalling $1,058,000) to former employees, including the Company's former chief executive officer, and a $1,020,000 reserve against the potentially uncollectible portion of receivables related to the Company's investment in a hospital joint venture.

          All amounts recorded as restructuring and other charges, except for the severance expenses noted above, were noncash charges.

LOSS ON SALES AND CLOSURE OF FACILITIES

          During the fourth quarter of fiscal 1994, the Company terminated its plan to develop additional outpatient treatment centers and closed or made the decision to close certain of these centers already in operation. The losses associated with this termination and with closures, which totalled approximately $1.3 million, were offset by a $500,000 gain recognized on the sale of its Atlantic Shores Hospital facility. During fiscal 1993, the Company terminated operations in a leased facility in California, leased its Harbor Oaks Hospital facility in Fort Walton Beach, Florida to a third party, and agreed to sell its Cumberland Hospital facility in Fayetteville, North Carolina. As a result of these transactions, the Company

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

recorded a charge against earnings of $7,524,000 in fiscal 1993 (See Acquisitions and Sales below).

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

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

          In January 1993, the Company terminated operations at its facility in Fort Walton Beach, Florida and subsequently leased that facility to another health care provider. That lease gives the lessee the option to purchase the facility at a fixed price. The Company recognized a provision for loss on potential sale of this facility of approximately $2.8 million in 1993. This amount is included in the Company's Consolidated Statements of Operations for the fiscal year ended June 30, 1993 under the line item "Loss on sales and closure of facilities." The cost and accumulated depreciation relating to this facility are approximately $8,900,000 and $4,800,000, respectively, at June 30, 1994.

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

          In October 1993, the Company purchased the stock of Florida Psychiatric Management, Inc. ("FPM"), a regional

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

provider of mental health care cost management services based in Orlando, Florida for a cash payment of $4.0 million, the issuance of an aggregate of $2.5 million of three-year 7% debentures, and a contingent earn-out payment based on the attainment of certain earnings and revenue levels over the ensuing two years ending June 30, 1995. The earn-out payment is an aggregate amount (in no event to exceed $2.0 million in the aggregate) equal to the product of (i) 25%, multiplied by (ii) the positive excess, if any, of the average consolidated gross revenues of FPM and its subsidiaries for the fiscal years ended June 30, 1994 and ending June 30, 1995 over $6.8 million, multiplied by (iii) the change in operating income factor (as defined), a formula-based factor which will increase or decrease the aggregate earn-out payment based upon the increase or decrease in the average operating margin (consolidated net income or loss divided by consolidated gross revenues) of FPM and its subsidiaries for the fiscal years ended June 30, 1994 and ending June 30, 1995 over the 1993 operating margin. In connection with this acquisition, the Company recorded cost in excess of net asset value of purchased businesses and other intangible assets of approximately $3.9 million and $3 million, respectively.

          In February 1994, the Company sold its 50-bed Atlantic Shores Hospital in Daytona Beach, Florida for $4.8 million.

          In June 1994, the Company purchased the assets and assumed certain liabilities of Human Dynamics Institute ("HDI"), a Phoenix Arizona-based managed mental health business for a cash payment of $1.0 million, a three-year, $1.0 million note bearing interest at 8.25%, 172,850 shares of common stock of Ramsay Managed Care, Inc., a subsidiary of the Company, and a contingent earn-out payment based upon the attainment of certain revenue levels over the ensuing two years ending June 30, 1996. The earn-out payment is an aggregate amount (in no event to exceed $750,000 in the aggregate) equal to the sum of (i) the positive excess (in no event to exceed $400,000), if any, of the average gross revenues of HDI for the fiscal years ending June 30, 1995 and June 30, 1996 over, the gross revenues of HDI for the fiscal year ended June 30, 1994 less $400,000 and
(ii) an aggregate amount (in no event to exceed $350,000) equal to the product of (a) 2.5% multiplied by (b) the positive excess, if any, of the average gross revenues of HDI for the fiscal years ending June 30, 1995 and June 30, 1996 over the gross revenues of HDI for the fiscal year ended June 30, 1994. In connection with this acquisition, the Company

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

recorded cost in excess of net asset value of purchased businesses totalling approximately $3 million.

          The operations of Florida Psychiatric Management, Inc. and Human Dynamics Institute are included in the consolidated statements of operations from the dates of acquisition. Unaudited pro forma consolidated operating results of the Company as if the acquisitions had occurred as of July 1, 1992, are as follows:

                                                       YEAR ENDED JUNE 30
                                                   ---------------------------
                                                       1994          1993
                                                   ------------  -------------
Net revenues....................................   $142,970,000  $145,818,000
Income (loss) before  extraordinary items and
 cumulative effect of accounting change.........        797,000    (2,691,000)
Net income (loss)...............................        642,000    (1,918,000)
Per share amounts (primary and fully diluted):
 Income (loss) before extraordinary
  items and cumulative effect of
  accounting change.............................          $0.08        $(.034)

Net income (loss)...............................           0.07         (.024)


LONG-TERM DEBT

     The Company's long-term debt is as follows:

                                                            JUNE 30
                                                   --------------------------
                                                       1994          1993
                                                   ------------  ------------
11.6% Senior secured notes due March 31, 2000....  $ 48,025,000  $ 53,675,000
Variable rate revenue bonds through 2015.........    21,000,000    26,200,000
15.6% Subordinated secured notes due March 31,
 2000............................................     2,769,000     3,000,000
7% debentures due quarterly through October 31,
 1996............................................     2,292,000           ---
8.25% note payable due monthly through June 30,
 1997............................................     1,000,000           ---
Capital lease obligation.........................     1,318,000     1,700,000
Other notes payable..............................       763,000         2,000
                                                   ------------  ------------
                                                     77,167,000    84,577,000
Less amounts due within one year.................     9,460,000     7,148,000
                                                   ------------  ------------
                                                   $ 67,707,000  $ 77,429,000
                                                   ============  ============

          The aggregate scheduled maturities of long-term debt during the five years subsequent to June 30, 1994 follow: 1995 -- $9,460,000; 1996 --
$10,610,000; 1997 -- $9,383,000;  1998 -- $8,325,000; and 1999 -- $10,443,000.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                                JUNE 30
                                                                       -------------------------
                                                                           1994          1993
                                                                       -----------   -----------
   Deferred tax liabilities:
     Tax over book depreciation..............................          $ 9,494,000   $  9,154,000
     Change in tax accounting methods........................            1,435,000      1,753,000
     Other--net..............................................              999,000        647,000
                                                                       -----------   ------------
      Total deferred tax liabilities.........................           11,928,000     11,554,000
   Deferred tax assets:......................................
     Allowance for doubtful accounts.........................              723,000        630,000
     General and professional liability insurance............              584,000        908,000
     Estimated losses on development projects................                  ---        678,000
     Accrued employee benefits...............................              312,000        180,000
     Investment in nonconsolidated subsidiaries..............              460,000            ---
     Net operating loss carryovers...........................            5,752,000      6,333,000
     Alternative minimum tax credit carryovers...............            1,668,000      1,205,000
                                                                       -----------   ------------
      Total deferred tax assets..............................            9,499,000      9,934,000
     Valuation allowance for deferred tax assets.............           (2,503,000)    (4,500,000)
                                                                       -----------   ------------
      Net deferred tax assets................................            6,996,000      5,434,000
                                                                       -----------    -----------
      Net deferred tax liabilities...........................          $ 4,932,000    $ 6,120,000
                                                                       ===========    ===========


   The provision for income taxes consists of the following:

                                                                                   YEAR ENDED JUNE 30
                                                                       ----------------------------------------
                                                                           1994           1993          1992
                                                                       -----------   ------------   -----------
Income taxes currently payable:
 Federal......................................................         $   810,000   $    686,000   $   344,000
 State........................................................             874,000        169,000       475,000
Deferred income taxes:
 Federal......................................................          (1,196,000)      (621,000)    1,722,000
 State........................................................               8,000        (75,000)      168,000
                                                                       -----------   ------------   -----------
                                                                       $   496,000   $    159,000   $ 2,709,000
                                                                       ===========   ============   ===========


    The provision for income taxes is reported in the consolidated statements of operations as follows:

                                                       YEAR ENDED JUNE 30
                                               ----------------------------------
                                                  1994        1993        1992
                                               ---------    --------   ----------
Provision for income taxes..................   $ 599,000    $159,000   $3,974,000
Income tax benefit from loss on early
        extinguishment of debt..............    (103,000)        ---     (312,000)
Income tax benefit from net operating loss
        carryovers..........................         ---         ---     (953,000)
                                               ---------    --------   ----------
                                               $ 496,000    $159,000   $2,709,000
                                               =========    ========   ==========

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The provision for income taxes included in the consolidated statements of operations differs from the amounts computed by applying the statutory rate to income before income taxes, as follows:


                                                                  YEAR ENDED JUNE 30
                                                     -----------------------------------------
                                                          1994            1993         1992
                                                     --------------  ------------  -----------
Income (loss) before income taxes, extraordinary
        items and cumulative effect of accounting
        change.....................................     $2,076,000   $(2,174,000)  $9,321,000
Federal statutory income tax rate..................             34%           34%          34%
                                                        ----------   -----------   ----------
                                                           706,000      (739,000)   3,169,000

Benefit of net operating loss recognized...........       (921,000)     (944,000)    (953,000)
Write-off of cost in excess of net asset value
        of purchased businesses....................            ---     1,357,000          ---
Income tax benefit from loss on early
        extinguishment of debt.....................       (103,000)          ---     (312,000)
Amortization of cost in excess of net asset
        value of purchased businesses..............        327,000       264,000      231,000
State income taxes.................................        582,000       175,000      526,000
Other..............................................        (95,000)       46,000       48,000
                                                        ----------   -----------   ----------
                                                        $  496,000   $   159,000   $2,709,000
                                                        ==========   ===========   ==========

          The sources of timing differences on which deferred taxes have been provided and the related income tax effects for the year ended June 30, 1992 are as follows:

Depreciation..................................  $  799,000
Allowance for doubtful accounts...............    (587,000)
General and professional liability insurance..    (125,000)
Cash to accrual method of accounting..........    (477,000)
Preopening costs..............................     163,000
Employee termination accruals.................    (136,000)
Accrued employee benefits.....................     (14,000)
Net operating loss carryover..................   2,157,000
Other, net....................................     110,000
                                                ----------
     Deferred income tax expense..............  $1,890,000
                                                ==========

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

     On June 30, 1993, the Company issued 142,486 shares of Class B Preferred Stock, Series C in a recapitalization of the interests of Paul J. Ramsay, the

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

     During the fiscal years ended June 30, 1994 and 1992, total options exercised under the Company's various stock option plans were 112,834 and 28,833, respectively. No options were exercised during fiscal 1993. The exercise prices associated with these options were $5.00 and $5.31 per share in 1994 and $9.75 per share in 1992.

     At June 30, 1994 and June 30, 1993, an aggregate 1,675,672 and 1,393,502 options, respectively, were outstanding under the Company's various option plans. These are set forth below:

                                                   JUNE 30, 1994        JUNE 30, 1993
                                               -------------------   ------------------
                                 EXPIRATION    NUMBER OF    OPTION   NUMBER OF   OPTION
     TYPE OF OPTION                 DATE        SHARES      PRICE     SHARES     PRICE
    ----------------            ------------   --------    -------   ---------   ------
 Employee stock options.....    May 1995         21,164     $5.00     33,494     $5.00
 Employee stock options.....    August 1995         ---       ---      6,666     $5.00
 Employee stock options.....    May 1997         10,000     $5.00     15,000     $5.00
 Employee stock options.....    August 2001      60,834     $5.00     94,668     $5.00
 Employee stock options.....    February 2002    60,000     $5.00    105,000     $5.00
 Employee stock options.....    June 2002         4,667     $5.00     18,667     $5.00
 Employee stock options.....    March 2003      168,669     $5.31    235,003     $5.31
 Employee stock options.....    November 2003   113,000     $7.88        ---       ---
 Employee stock options.....    May 2004        101,500     $6.88        ---       ---
 Employee stock options.....    November 2003   140,000     $6.88        ---       ---
 Director stock options.....    August 1995      80,000     $5.00     80,000     $5.00
 Director stock options.....    September 1995   26,666     $5.00     26,666     $5.00
 Director stock options.....    August 2001      91,672     $5.00     88,338     $5.00
 Director stock options.....    August 2001     100,000     $5.00    100,000     $5.00
 Director stock options.....    February 2002   225,000     $5.00    210,000     $5.00
 Director stock options.....    March 2002      250,000     $5.00    250,000     $5.00
 Director stock options.....    March 2003      140,000     $5.31    130,000     $5.31
 Director stock options.....    April 2003       15,000     $6.25        ---       ---
 Director stock options.....    May 2004         67,500     $6.88        ---       ---
                                              ---------            ---------
                                              1,675,672            1,393,502
                                              =========            =========

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          At June 30, 1994 and June 30, 1993, 1,034,334 and 621,779 shares, respectively, were exercisable under the terms of the plans. At June 30, 1994 and June 30, 1993, 1,774,338 and 1,580,498 shares, respectively, were reserved for issuance under the Company's stock option plans.

          In connection with a 1988 refinancing, the Company issued to Citibank, N.A. warrants to purchase 166,667 shares of the Company's Common Stock at $10.50 per share. The warrants contain an antidilution provision requiring adjustment to the purchase price and the number of shares upon occurrence of certain transactions. The issuance of the Class B Preferred Stock Series C and the granting and repricing of stock options resulted in an adjustment in the Purchase Price to $9.30. Warrants for a total of 138,417 shares are still outstanding. These warrants are exercisable on or before April 1, 1995. As part of the 1990 refinancing, the Company issued warrants to Aetna Life Insurance Company and Monumental Life Insurance Company to purchase an aggregate of 113,301 shares of the Company's Common Stock at $9.61 per share. As a result of antidilution provision adjustments, the Purchase Price is currently $8.39 per share and warrants for a total of 106,986 shares are still outstanding. These warrants are exercisable on or before March 31, 2000.

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

          The Company's credit documents governing its credit facilities include provisions which prohibit the payment of dividends unless the sum of (i) all dividends, redemptions and all other distributions in respect of its capital stock and (ii) all restricted investments (as defined) during the applicable fiscal year would not exceed an amount equal to 50% of the consolidated net income of the Company for the immediately preceding fiscal year and provided that, at the time of such dividend and after giving effect thereto, certain specified financial ratio covenants would not be violated and no other default or event of default would occur. Notwithstanding the foregoing restrictions, those provisions expressly permit the payment of regular fixed dividends from time to time on the Company's issued and outstanding Class B Convertible

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Preferred Stock, Series C, provided that such dividends may not exceed $387,200 in each 12-month period. Under these provisions, the Company is permitted to pay the full amount of the regular fixed dividends on its issued and outstanding Class B Convertible Preferred Stock, Series C.

REIMBURSEMENT FROM THIRD-PARTY CONTRACTUAL AGENCIES
---------------------------------------------------

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

LITIGATION
----------

          The Company is subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

PENSION PLAN
------------

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

                  RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

          The Company contributed $160,000, $175,000, and $195,000 to the plan during the years ended June 30, 1994, 1993 and 1992, respectively.

RELATED PARTY TRANSACTIONS
--------------------------

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

                  RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

QUARTERLY RESULTS OF OPERATIONS AND OTHER SUPPLEMENTAL INFORMATION (UNAUDITED)

          Following is a summary of the Company's quarterly results of operations for the years ended June 30, 1994 and 1993.

                                                                              QUARTER ENDED
                                                          -----------------------------------------------------
                                                          SEPTEMBER 30  DECEMBER 31    MARCH 31      JUNE 30
                                                          ------------  -----------  ------------  ------------
            1994
            ----
Net revenues............................................   $31,983,000  $32,561,000  $36,179,000   $36,279,000
Income (loss) before income taxes and
  extraordinary items...................................       844,000      563,000    1,163,000      (494,000)
Income (loss) before extraordinary items................       608,000      475,000      822,000      (428,000)
Net income (loss).......................................       608,000      475,000      667,000      (428,000)
Income (loss) per common and dilutive common
  equivalent share(1)
  Primary:
    Before extraordinary items..........................   $      0.06  $      0.05  $      0.09        ($0.04)
    Extraordinary items.................................           ---          ---        (0.02)          ---
                                                           -----------  -----------  -----------   -----------
    Income (loss) per common share......................   $      0.06  $      0.05  $      0.07        ($0.04)
                                                           ===========  ===========  ===========   ===========
  Fully diluted:
    Before extraordinary items..........................   $      0.06  $      0.05  $      0.09        ($0.04)
    Extraordinary items.................................           ---          ---        (0.02)          ---
                                                           -----------  -----------  -----------   -----------
    Income (loss) per common share......................   $      0.06  $      0.05  $      0.07        ($0.04)
                                                           ===========  ===========  ===========   ===========

            1993
            ----
Net revenues............................................   $31,413,000  $31,281,000  $35,827,000   $37,833,000
Income (loss) before income taxes, extraordinary items
   and cumulative effect of accounting change...........       294,000      544,000    2,167,000    (5,179,000)
Income (loss) before extraordinary items and
   cumulative effect of accounting change...............       248,000      467,000    1,765,000    (4,813,000)
Net income (loss).......................................     2,601,000      467,000    1,765,000    (6,393,000)
Income (loss) per common and dilutive common
   equivalent share(1)
   Primary:
     Before extraordinary items and
        cumulative effect of accounting change..........   $      0.03  $      0.06  $      0.23        ($0.62)
     Extraordinary items and cumulative effect of
        accounting change...............................          0.30          ---          ---         (0.20)
                                                           -----------  -----------  -----------   -----------
     Income (loss) per common share.....................   $      0.33  $      0.06  $      0.23        ($0.82)
                                                           ===========  ===========  ===========   ===========

   Fully diluted:
     Before extraordinary items and
        cumulative effect of accounting change..........   $      0.03  $      0.06  $      0.23        ($0.62)
     Extraordinary items and cumulative effect of
        accounting change...............................          0.30          ---          ---         (0.20)
                                                           -----------  -----------  -----------   -----------
     Income (loss) per common share.....................   $      0.33  $      0.06  $      0.23        ($0.82)
                                                           ===========  ===========  ===========   ===========

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

                                                                     SCHEDULE IV


                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
              INDEBTEDNESS OF AND TO RELATED PARTIES--NOT CURRENT


                                            BALANCE AT                                    BALANCE AT
                                            BEGINNING                                        END
NAME OF PERSON                              OF PERIOD        ADDITIONS     DEDUCTIONS     OF PERIOD
--------------                              ---------        ---------     ----------     ----------
Year ended June 30, 1994:                        NONE              ---            ---              ---

Year ended June 30, 1993:
  Ramsay Holdings HSA Limited (1).....     $2,000,000       $      ---     $2,000,000       $      ---
                                           ==========       ==========     ==========       ==========

Year ended June 30, 1992:
  Ramsay Holdings HSA Limited (1).....     $2,000,000       $      ---     $      ---       $2,000,000
                                           ==========       ==========     ==========       ==========

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

                                                                      SCHEDULE V

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                             PROPERTY AND EQUIPMENT

                                          BALANCE AT                               OTHER CHANGES      BALANCE
                                          BEGINNING     ADDITIONS                  ADD (DEDUCT)       AT END
CLASSIFICATION                            OF PERIOD      AT COST    RETIREMENTS       DESCRIBE       OF PERIOD
--------------                          --------------  ----------  -----------    -------------     ---------
Year ended June 30, 1994:
   Land...............................    $  9,995,000  $      ---  $     ---      $   (986,000)(1)   $  9,009,000
   Building and improvements..........     134,468,000   1,626,000   (152,000)(2)   (17,387,000)(1)    118,555,000
   Equipment, furniture and fixtures..      18,419,000   3,095,000   (199,000)(2)    (1,748,000)(1)     20,626,000
                                          ------------  ----------  ---------                         ------------
                                                                                      1,059,000 (5)
                                                                                   ------------
     Total............................    $162,882,000  $4,721,000  $(351,000)     $(19,062,000)      $148,190,000
                                          ============  ==========  =========      ============       ============

Year ended June 30, 1993:
   Land...............................    $  9,867,000  $   22,000  $     ---      $    106,000 (3)   $  9,995,000
   Building and improvements..........     131,363,000   1,554,000        ---          (213,000)(4)    134,468,000
                                                                                      1,764,000 (3)
   Equipment, furniture and fixtures..      16,296,000   2,051,000    (58,000)(2)       130,000 (3)     18,419,000
                                          ------------  ----------  ---------      ------------       ------------
     Total............................    $157,526,000  $3,627,000  $ (58,000)     $  1,787,000       $162,882,000
                                          ============  ==========  =========      ============       ============

Year ended June 30, 1992:
   Land...............................    $  8,983,000  $      ---  $     ---      $    884,000 (3)   $  9,867,000
   Building and improvements..........     127,789,000   2,358,000        ---         1,216,000 (3)    131,363,000
   Equipment, furniture and fixtures..      13,448,000   2,865,000    (17,000)(2)           ---         16,296,000
                                          ------------  ----------  ---------      ------------       ------------
     Total............................    $150,220,000  $5,223,000  $ (17,000)     $  2,100,000       $157,526,000
                                          ============  ==========  =========      ============       ============

_______________
(1)  Sale of hospitals.
(2)  Routine retirements.
(3)  Purchase of hospital.
(4)  Write-off of certificate of need (CON) costs.
(5)  Original cost of assets on acquisitions.

                                                                     SCHEDULE VI

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                             PROPERTY AND EQUIPMENT


                                                      ADDITIONS                       OTHER
                                         BALANCE AT   CHARGED TO                     CHANGES         BALANCE AT
                                         BEGINNING    COSTS AND                    ADD (DEDUCT)         END
DESCRIPTION                              OF PERIOD    EXPENSES    RETIREMENTS        DESCRIBE        OF PERIOD
-----------                             -----------  ----------  -------------    ------------     ------------
Year ended June 30, 1994:
  Building and improvements...........  $27,079,000  $3,653,000   $ (118,000)(1)  $(2,939,000)(3)  $27,675,000
  Equipment, furniture and  fixtures..    8,788,000   2,143,000     (199,000)(1)   (1,054,000)(3)   10,354,000
                                                ---         ---         ---           676,000 (4)          ---
                                        -----------  ----------   ----------      -----------      -----------
    Total.............................  $35,867,000  $5,796,000   $ (317,000)     $(3,317,000)     $38,029,000
                                        ===========  ==========   ==========      ===========      ===========

Year ended June 30, 1993:
  Building and improvements...........  $21,119,000  $3,783,000   $      ---      $ 2,177,000 (2)  $27,079,000
  Equipment, furniture and fixtures...    6,857,000   1,966,000      (35,000)(1)          ---        8,788,000
                                        -----------  ----------   ----------      -----------      -----------
    Total.............................  $27,976,000  $5,749,000   $  (35,000)     $ 2,177,000      $35,867,000
                                        ===========  ==========   ==========      ===========      ===========

Year ended June 30, 1992:
  Building and improvements...........  $17,566,000  $3,553,000   $      ---      $       ---      $21,119,000
  Equipment, furniture and fixtures...    5,618,000   1,251,000      (12,000)(1)          ---        6,857,000
                                        -----------  ----------   ----------      -----------      -----------
    Total.............................  $23,184,000  $4,804,000   $  (12,000)     $       ---      $27,976,000
                                        ===========  ==========   ==========      ===========      ===========

_______________
(1)  Routine retirements.
(2)  Allowance for loss on potential sale of hospital.
(3)  Sale of hospitals.
(4)  Accumulated depreciation on acquisitions.

                                                                   SCHEDULE VIII

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS




                               BALANCE AT    CHARGED TO    CHARGED TO                     BALANCE
                               BEGINNING      COST AND   OTHER ACCOUNTS  DEDUCTIONS        END OF
                               OF PERIOD      EXPENSES     --DESCRIBE    --DESCRIBE        PERIOD
                              ------------  ----------  --------------  ----------        -------
Year ended June 30, 1994:
   Allowance for doubtful
      accounts.............   $4,955,000    $5,846,000    $      ---      $6,876,000(1)   $3,925,000
                              ==========    ==========    ==========      ==========      ==========

Year ended June 30, 1993:
    Allowance for doubtful
      accounts.............   $4,459,000    $8,148,000    $      ---      $7,652,000(1)   $4,955,000
                              ==========    ==========    ==========      ==========      ==========

Year ended June 30, 1992:
    Allowance for doubtful
     accounts..............   $3,204,000    $8,628,000    $      ---      $7,373,000(1)   $4,459,000
                              ==========    ==========    ==========      ==========      ==========

_______________
(1) Write-offs of uncollectible patient accounts receivable.

                                                                      SCHEDULE X

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                               CHARGED TO COSTS AND EXPENSES
                                            -------------------------------------
                                                      YEAR ENDED JUNE 30
                                            -------------------------------------
                                              1994           1993            1992
                                              ----           ----            ----
Taxes, other than payroll and
  income taxes.........................    $2,040,000    $1,789,000    $1,934,000
Advertising............................     2,112,000     2,264,000     1,907,000

Amounts for amortization of intangible assets, maintenance and repairs and royalties are not presented, as such amounts are less than 1% of net revenues.

                              INDEX OF EXHIBITS


                                                                                        Page
                                                                                        Number
                                                                                        ------
 2.      Agreement and Plan of Merger dated as of June 27, 1991 among the Company,
         New Ramcorp Inc. and Ramsay Corporation (incorporated by reference to
         Exhibit 2 to the Company's Registration Statement on Form S-2, Registration
         No. 33-40762).................................................................    --
 2.1     Certificate of Merger of New Ramcorp Inc. into the Company filed on June 27,
         1991 (incorporated by reference to Exhibit 2.1 to the Company's Registration
         Statement on Form S-2, Registration No. 33-40762).............................    --
 2.2     Recapitalization Agreement dated as of June 30, 1993 by and among the
         Company, Ramsay Holdings HSA Limited and Paul Ramsay Holdings Pty.
         Limited (incorporated by reference to Exhibit 2.2 to the Company's Annual
         Report on Form 10-K for the year ended June 30, 1994).........................    --
 2.3     Asset Purchase Agreement dated as of August 25, 1993 among the Company and Cumberland County Hospital System, Inc. and Cumberland Mental Health,
         Inc. Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules to such Agreement to the Commission upon request
         (incorporated by reference to Exhibit 2.3 to the Company's Annual Report on
         Form 10-K for the year ended June 30, 1994)...................................    --
 2.4     Asset Purchase Agreement dated as of October 22, 1992 among Louisiana
         Psychiatric Company, Inc., HCA Psychiatric Company and Ramsay Louisiana,
         Inc. Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedule to such Agreement to the Commission upon request (incorporated by reference to Exhibit 2.4 to the Company's Annual
         Report on Form 10-K for the year ended June 30, 1994).........................    --
 2.5     Agreement dated as of October 12, 1993 by and among Florida Psychiatric
         Management, Inc., the stockholders of Florida Psychiatric Management, Inc.,
         Ramsay Health Care, Inc. and Ramsay Managed Mental Health Services, Inc.......    --
 2.6     Asset Purchase Agreement dated as of January 14, 1994 between Halifax
         Hospital Medical Center and Atlantic Treatment Center, Inc.  Pursuant to Reg.
         S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request (incorporated by reference to Exhibit 2 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended December 31, 1993)..........................................    --
 3.1     Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for
         the year ended June 30, 1990).................................................    --
 3.2     Certificate of Amendment of Restated Certificate of Incorporation of the
         Company filed on April 17, 1991 (incorporated by reference to Exhibit 3.2 to
         the Company's Registration Statement on Form S-2, Registration No. 33-40762)      --


                                                                                                Page
                                                                                               Number
                                                                                               ------
 3.3     Certificate of Correction to Certificate of Amendment of Restated Certificate of
         Incorporation of the Company filed on April 18, 1991 (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form
         Registration No. 33-40762)........................................................        --
 3.4     By-Laws of the Company, as amended to date........................................        --
 3.5     Certificate of Designation of Preferred Stock of the Company filed on June 27,
         1991 (incorporated by reference to Exhibit 3.5 to the Company's Registration
         Statement on Form S-2, Registration No. 33-40762).................................        --
 3.6     Certificate of Designation of Preferred Stock of the Company filed on July 9,
         1991 (incorporated by reference to Exhibit 3.6 to the Company's Registration
         Statement on Form S-2, Registration No. 33-40762).................................        --
 3.7     Certificate of Designation of Preferred Stock of the Company filed on
         June 29, 1993 (incorporated by reference to Exhibit 3.7 to the Company's
         Annual Report on Form 10-K for the year ended June 30, 1994)......................        --
 4.1     Trust Indenture dated as of March 31, 1990, between the Company, Bountiful
         Psychiatric Hospital, Inc., Cumberland Mental Health, Inc., East Carolina
         Psychiatric Services Corporation, Havenwyck Hospital, Inc., Mesa Psychiatric
         Hospital, Inc., Psychiatric Institute of West Virginia, Inc., and The Citizens and
         Southern National Bank and Susan L. Adams (incorporated by reference to
         Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended
         June 30, 1990)....................................................................        --
 4.2     First Supplemental Trust Indenture dated as of June 15, 1991 between the
         Company, Bountiful Psychiatric Hospital, Inc., Cumberland Mental Health,
         Inc., East Carolina Psychiatric Services Corporation, Havenwyck Hospital,
         Inc., Mesa Psychiatric Hospital, Inc. and Psychiatric Hospital of West Virginia,
         Inc. and The Citizens and Southern National Bank, a national banking association, and an individual trustee, as Trustees (incorporated by reference to
         Exhibit 4.4 to the Company's Registration Statement on Form S-2, Registration
         No.33-40762)......................................................................        --
 4.3     Second Supplemental Trust indenture dated as of May 15, 1993 between the
         Company, Bountiful Psychiatric Hospital, Inc., Cumberland Mental Health,
         Inc., East Carolina Psychiatric Services Corporation, Havenwyck Hospital,
         Inc., Mesa Psychiatric Hospital, Inc. and Psychiatric Hospital of West Virginia,
         Inc. and NationsBank of Georgia, National Association and Susan L. Adams
         (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on
         Form 10-K for the year ended June 30, 1994).......................................        --
 4.4     Revolving Credit Note of the Company dated May 21, 1993 in the principal amount of $4,000,000 payable to Societe Generale, New York Branch
         (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on
         Form 10-K for the year ended June 30, 1994).......................................        --
 4.5     Subsidiary Borrower Note of Atlantic Treatment Center, Inc. dated May 21,
         1993 in the principal amount of $4,607,945 payable to the order of Societe
         Generale, New York Branch (incorporated by reference to Exhibit 4.5 to the
         Company's Annual Report on Form 10-K for the year ended June 30, 1994)............        --

                                                                                               Page
                                                                                              Number
                                                                                              ------
 4.6     Subsidiary Borrower Note of Carolina Treatment Center, Inc. dated May 21,
         1993 in the principal amount of $5,030,000 payable to the order of Societe
         Generale, New York Branch (substantially identical to Exhibit 4.5)................        --
 4.7     Subsidiary Borrower Note of Greenbrier Hospital, Inc. dated May 21, 1993 in the principal amount of $5,973,125 payable to the order of Societe Generale,
         New York Branch (substantially identical to Exhibit 4.5)..........................        --
 4.8     Subsidiary Borrower Note of Gulf Coast Treatment Center, Inc. dated May 21,
         1993 in the principal amount of $4,392,500 payable to the order of Societe
         Generale, New York Branch (substantially identical to Exhibit 4.5)................        --
 4.9     Subsidiary Borrower Note of Houma Psychiatric Hospital, Inc. dated May 21,
         1993 in the principal amount of $3,979,589 payable to the order of Societe
         Generale, New York Branch (substantially identical to Exhibit 4.5)................        --
 4.10    Subsidiary Borrower Note of HSA of Oklahoma, Inc. dated May 21, 1993 in the principal amount of $3,445,562 payable to the order of Societe Generale,
         New York Branch (substantially identical to Exhibit 4.5)..........................        --
10.1     Asset Purchase Agreement, effective April 27, 1990, among the Company, The
         Haven Hospital, Inc., The Ramsay Hospital Corporation of Texas, and Ramsay
         Hospitals (Texas) Limited (incorporated by reference to Exhibit 10.1 to the
         Company's Annual Report on Form 10-K for the year ended June 30, 1990)............        --
10.2     Note Purchase Agreement dated as of March 31, 1990, among the Company,
         Bountiful Psychiatric Hospital, Inc., Cumberland Mental Health, Inc., East
         Carolina Psychiatric Services Corporation, Havenwyck Hospital, Inc., Mesa
         Psychiatric Hospital, Inc., Psychiatric Institute of West Virginia, Inc., and
         Aetna Life Insurance Company regarding the purchase by Aetna Life Insurance
         Company of $26,000,000 principal amount of 11.6% Senior Secured
         $1,000,000 principal amount of 15.6% Subordinated Secured Notes, and
         Warrants to Purchase Common Stock of the Company (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K the
         year ended June 30, 1990).........................................................        --
10.3     Note Purchase Agreement pursuant to which Monumental Life Insurance
         Company purchased $15,500,000 principal amount of 11.6% Senior Secured
         Notes, $2,000,000 principal amount of 15.6% Subordinated Secured Notes, and
         Warrants to Purchase Common Stock of the Company (substantially identical to
         Exhibit 10.2).....................................................................        --
10.4     Note Purchase Agreement pursuant to which Connecticut Mutual Life Insurance
         Company purchased $15,000,000 principal amount of 11.6% Senior Secured
         Notes (substantially identical to Exhibit 10.2)...................................        --
10.5     Pledge and Security Agreement dated as of March 31, 1990, between the
         Company and The Citizens and Southern National Bank (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for
         the year ended June 30, 1990).....................................................        --
10.6     Pledge and Security Agreement between Michigan Psychiatric Services, Inc.
         and The Citizens and Southern National Bank (substantially identical to Exhibit
         10.5).............................................................................        --


                                                                                               Page
                                                                                              Number
                                                                                              ------
10.7     Pledge and Security Agreement between Americare of Galax, Inc. and The
         Citizens and Southern National Bank (substantially identical to Exhibit 10.5).....       --
10.8     Pledge and Security Agreement between Bountiful Psychiatric Hospital, Inc. and
         The Citizens and Southern National Bank (substantially identical to Exhibit 10.5).       --
10.9     Deed of Trust, Security Agreement, and Financing Statement dated as of March
         31, 1990 from Bountiful Psychiatric Hospital, Inc. to Merrill Title Company for
         the benefit of The Citizens and Southern National Bank and Susan L. Adams
         covering certain property in Woods Cross, Utah (incorporated by reference to
         Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended
         June 30, 1990)....................................................................       --
10.10    Deed of Trust and Security Agreement from Cumberland Mental Health, Inc. to
         First American Title Insurance Company for the benefit of The Citizens and
         Southern National Bank and Susan L. Adams covering certain property in
         Fayetteville, North Carolina (substantially identical to Exhibit 10.9)............       --
10.11    Deed of Trust and Security Agreement from East Carolina Psychiatric Services
         Corporation to First American Title Insurance Company for the benefit of The
         Citizens and Southern National Bank and Susan L. Adams covering certain
         property in Jacksonville, North Carolina (substantially identical to Exhibit 10.9)       --
10.12    Mortgage and Security Agreement dated as of March 31, 1990 from
         Havenwyck Hospital, Inc. to The Citizens and Southern National Bank and
         Susan L. Adams covering certain property in Auburn Hills, Michigan
         (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on
         Form 10-K for the year ended June 30, 1990).......................................       --
10.13    Leasehold Deed of Trust, Assignment of Rents and Security Agreement with
         Financing Statement dated as of March 31, 1990 from Mesa Psychiatric
         Hospital, Inc. to Transamerica Title Insurance Company for the benefit of The
         Citizens and Southern National Bank and Susan L. Adams covering certain property in Mesa, Arizona (incorporated by reference to Exhibit 10.13 to the
         Company's Annual Report on Form 10-K for the year ended June 30, 1990)............       --
10.14    Leasehold Deed of Trust and Security Agreement from Psychiatric Institute of
         West Virginia, Inc. to J. Nicholas Barth, Esq., for the benefit of The Citizens and Southern National Bank and Susan L. Adams covering certain property in
         Morgantown, West Virginia (substantially identical to Exhibit 10.13)..............       --
10.15    Obligor Subrogation and Contribution Agreement dated as of April 30, 1990 among The Citizens and Southern National Bank, Susan L. Adams, the
         Company, Bountiful Psychiatric Hospital, Inc., Cumberland Mental Health,
         Inc., East Carolina Psychiatric Services Corporation, Havenwyck Hospital,
         Inc., Mesa Psychiatric Hospital, Inc., and Psychiatric Institute of West
         Virginia, Inc. (incorporated by reference to Exhibit 10.15 to the Company's
         Annual Report on Form 10-K for the year ended June 30,1990).......................       --


                                                                                               Page
                                                                                              Number
                                                                                              ------
10.16   Credit Agreement dated as of May 15, 1993 among the Company and certain of its subsidiaries named therein, Societe Generale, New York Branch, First Union
        National Bank of North Carolina and Hibernia National Bank, as lenders, and
        Societe Generale, as issuing bank and agent (incorporated by reference to
        Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year
        ended June 30, 1994)..............................................................        --
10.17   Security Agreement dated as of May 15, 1993 by Atlantic Treatment Center,
        Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above, and covering certain property in Daytona Beach, Florida (incorporated by reference to
        Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year
        ended June 30, 1994)..............................................................        --
10.18   Security Agreement dated as of May 15, 1993 by Carolina Treatment Center,
        Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above (substantially
        identical to Exhibit 10.17)........................................................       --
10.19   Security Agreement dated as of May 15, 1993 by Great Plains Hospital, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above (substantially
        identical to Exhibit 10.17)........................................................       --
10.20   Security Agreement dated as of May 15, 1993 by Greenbrier Hospital, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above (substantially
        identical to Exhibit 10.17)........................................................       --
10.21   Security Agreement dated as of May 15, 1993 by Gulf Coast Treatment Center,
        Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above (substantially
        identical to Exhibit 10.17)........................................................       --
10.22   Security Agreement dated as of May 15, 1993 by Houma Psychiatric Hospital,
        Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above (substantially
        identical to Exhibit 10.17)........................................................       --
10.23   Security Agreement dated as of May 15, 1993 by HSA of Oklahoma, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above (substantially
        identical to Exhibit 10.17)........................................................       --
10.24   Security Agreement dated as of May 15, 1993 by The Haven Hospital, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above (substantially
        identical to Exhibit 10.17)........................................................       --
10.25   Security Agreement dated as of May 15, 1993 by the Company in favor of
        Societe Generale, as agent for the lenders which are parties to that certain
        Credit Agreement described in Exhibit 10.16 above (substantially identical to
        Exhibit 10.17).....................................................................       --


                                                                                               Page
                                                                                              Number
                                                                                              ------
10.26    Accounts Receivable Security Agreement dated as of May 15, 1993 by
         Americare of Galax, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above (incorporated by reference to Exhibit 10.26 to the Company's Annual
         Report on Form 10-K for the year ended June 30, 1994).............................       --
10.27    Accounts Receivable Security Agreement dated as May 15, 1993 by Bountiful
         Psychiatric Hospital, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16
         above (substantially identical to Exhibit 10.26)..................................       --
10.28    Accounts Receivable Security Agreement dated as of May 15, 1993 by
         Cumberland Mental Health, Inc. in favor of Societe Generale, New York
         Branch, as agent for the lenders which are parties to that certain Credit
         Agreement described in Exhibit 10.16 above (substantially identical to Exhibit
         10.26)............................................................................       --
10.29    Accounts Receivable Security Agreement dated as of May 15, 1993 by East
         Carolina Psychiatric Services Corporation in favor of Societe Generale, New
         York Branch, as agent for the lenders which are parties to that certain Credit
         Agreement described in Exhibit 10.16 above (substantially identical to Exhibit
         10.26)............................................................................       --
10.30    Accounts Receivable Security Agreement dated as of May 15, 1993 by
         Havenwyck Hospital, Inc. in favor of Societe Generale, New York Branch as agent for the lenders which are parties to that certain Credit Agreement
         described in Exhibit 10.16 above (substantially identical to Exhibit 10.26).......       --
10.31    Accounts Receivable Security Agreement dated as of May 15, 1993 by Mesa
         Psychiatric Hospital, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement
         described in Exhibit 10.16 above (substantially identical to Exhibit 10.26).......       --
10.32    Accounts Receivable Security Agreement dated as of May 15, 1993 by
         Michigan Psychiatric Services, Inc. in favor of Societe Generale, New York
         Branch, as agent for the lenders which are parties to that certain Credit
         Agreement described in Exhibit 10.16 above (substantially identical to Exhibit
         10.26)............................................................................       --
10.33    Accounts Receivable Security Agreement dated as of May 15, 1993 by
         Psychiatric Institute of West Virginia, Inc. in favor of Societe Generale, New
         York Branch, as agent for the lenders which are parties to that certain Credit
         Agreement described in Exhibit 10.16 above (substantially identical to Exhibit
         10.26)............................................................................       --
10.34    Stock Pledge Agreement dated as of May 15, 1993, among the Company in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above
         (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on
         Form 10-K for the year ended June 30, 1994).......................................       --


                                                                                               Page
                                                                                              Number
                                                                                              ------
10.35    Revolving Credit Guarantee dated as of May 15, 1993 by Americare of Galax,
         Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above (incorporated by reference to Exhibit 10.35 to the Company's Annual
         Report on Form 10-K for the year ended June 30, 1994).............................       --
10.36    Revolving Credit Guarantee dated as of May 15, 1993 by Bethany Psychiatric
         Hospital, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
         10.16 above (substantially identical to Exhibit 10.35)............................       --
10.37    Revolving Credit Guarantee dated as of May 15, 1993 by Bountiful Psychiatric
         Hospital, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
         10.16 above (substantially identical to Exhibit 10.35)............................       --
10.38    Revolving Credit Guarantee dated as of May 15, 1993 by Cumberland Mental
         Health, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
         10.16 above (substantially identical to Exhibit 10.35)............................       --
10.39    Revolving Credit Guarantee dated as of May 15, 1993 by East Carolina
         Psychiatric Services Corporation in favor of Societe Generale, New York
         Branch, as agent for the lenders which are parties to that certain Credit
         Agreement described in Exhibit 10.16 above (substantially identical to Exhibit
         10.35)............................................................................       --
10.40    Revolving Credit Guarantee dated as of May 15, 1993 by Havenwyck Hospital,
         Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16
         above (substantially identical to Exhibit 10.35)..................................       --
10.41    Revolving Credit Guarantee dated as of May 15, 1993 by Mesa Psychiatric
         Hospital, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
         10.16 above (substantially identical to Exhibit 10.35)............................       --
10.42    Revolving Credit Guarantee dated as of May 15, 1993 by Michigan Psychiatric
         Services, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
         10.16 above (substantially identical to Exhibit 10.35)............................       --
10.43    Revolving Credit Guarantee dated as of May 15, 1993 by Psychiatric Institute of West Virginia, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in
         Exhibit 10.16 above (substantially identical to Exhibit 10.35)....................       --
10.44    Management Fee Subordination Agreement dated May 15, 1993, among Paul J.
         Ramsay and Ramsay Health Care Pty. Ltd. in favor of Societe Generale, New
         York Branch, as agent for the lenders which are parties to that certain Credit
         Agreement described in Exhibit 10.16 above (incorporated by reference to
         Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year
         ended June 30, 1994)..............................................................       --


                                                                                               Page
                                                                                              Number
                                                                                              ------
10.45    Mortgage and Fixture Filing and Assignment of Leases and Rents dated as of
         May 15, 1993 granted by Atlantic Treatment Center, Inc. to Societe Generale,
         individually and as agent for the lenders which are parties to that certain Credit
         Agreement described in Exhibit 10.16 above, with respect to certain real property located in Volusia County, Florida (incorporated by reference to
         Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year
         ended June 30, 1994)..............................................................       --
10.46    Mortgage and Fixture Filing and Assignment of Leases and Rents dated as of
         May 15, 1993 granted by Carolina Treatment Center, Inc. to Societe Generale,
         individually and as agent for the lenders which are parties to that certain Credit
         Agreement described in Exhibit 10.16 above, with respect to certain real property located in Horry County, South Carolina (substantially identical to
         Exhibit 10.45)....................................................................       --
10.47    Deed of Trust and Fixture Filing and Assignment of Leases and Rents dated as of May 15, 1993 granted by Great Plains Hospital, Inc. to Jacob W. Bayer, Jr.
         as Trustee for the benefit of Societe Generale, individually and as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
         10.16 above, with respect to certain real property located in Vernon County,
         Missouri (substantially identical to Exhibit 10.45)...............................       --
10.48    Mortgage, Security and Assignment of Leases and Rents dated as of May 15,
         1993 by Greenbrier Hospital, Inc. to Societe Generale individually and as agent for the lenders which are parties to that certain Credit Agreement described in
         Exhibit 10.16 above, with respect to certain real property located in St.
         Tammany Parish, Louisiana (substantially identical to Exhibit 10.45)..............       --
10.49    Mortgage and Fixture Filing and Assignment of Leases and Rents dated as of
         May 15, 1993 granted by Gulf Coast Treatment Center, Inc. to Societe
         Generale, individually and as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above, with respect to certain real property located in Okaloosa County, Florida (substantially identical
         to Exhibit 10.45).................................................................       --
10.50    Mortgage, Security Agreement and Assignment of Leases and Rents dated as of
         May 15, 1993 granted by Houma Psychiatric Hospital, Inc. to Societe Generale,
         individually and as agent for the lenders which are parties to that certain Credit
         Agreement described in Exhibit 10.16 above, with respect to certain real property located in the City of Houma, Parish of Terrebonne, Louisiana
         (substantially identical to Exhibit 10.45)........................................       --
10.51    Mortgage with Power of Sale and Fixture Filing and Assignment of Leases and
         Rents dated as of May 15, 1993 granted by HSA of Oklahoma, Inc. to Societe
         Generale, individually and as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above, with respect to certain real property located in Garfield County, Oklahoma (substantially
         identical to Exhibit 10.45).......................................................       --


                                                                                               Page
                                                                                              Number
                                                                                              ------
10.52    Deed of Trust and Fixture Filing and Assignment of Leases and Rents dated as of May 15, 1993 granted by The Haven Hospital, Inc. to Societe Generale, individually and as agent for the lenders which are parties to that certain Credit
         Agreement described in Exhibit 10.16 above, with respect to certain real property located in the City of DeSoto, Dallas County, Texas (substantially
         identical to Exhibit 10.45).......................................................       --
10.53    Loan Agreement between Okaloosa County, Florida and Gulf Coast Treatment
         Center, Inc. dated October 1, 1984, relating to the issuance of bonds for Gulf
         Coast Treatment Center, Inc. (incorporated by reference to Exhibit 10.16 to the
         Company's Registration Statement on Form S-1, Registration No. 2-9892)............       --
10.54    Loan Agreement between Louisiana Public Facilities Authority and Greenbrier
         Hospital, Inc. dated November 1, 1984, relating to the issuance of bonds for
         Greenbrier Hospital, Inc. (incorporated by reference to Exhibit 10.17 to the
         Company's Registration Statement on Form S-1, Registration No. 2-98921)...........       --
10.55    Loan Agreement between Horry County, South Carolina and Carolina
         Treatment Center, Inc. dated December 1, 1984, relating to the issuance of bonds for Carolina Treatment Center, Inc. (incorporated by reference to Exhibit
         10.18 to the Company's Registration Statement on Form S-1, Registration No.
         2-98921)..........................................................................       --
10.56    Loan Agreement between Louisiana Public Facilities Authority and Houma
         Psychiatric Hospital, Inc. dated as of September 1, 1985, relating to the
         issuance of bonds for HSA Bayou Oaks Hospital.....................................       --
10.57    Ground Lease between Facilities Management Corporation, as landlord, and
         Psychiatric Institute of West Virginia, Inc., as tenant, dated as of September 30,
         1985..............................................................................       --
10.58    Lease Agreement between Houma Psychiatric Hospital, Inc. and Hospital
         Service District No. 1 of the Parish of Terrebonne, State of Louisiana, effective
         February 1, 1985 (incorporated by reference to Exhibit 10.38 to the Company's
         Registration Statement on Form S-1, Registration No. 2-98921).....................       --
10.59    Lease among Bethany Psychiatric Hospital, Inc., Bethany General Hospital, the
         City of Bethany, Oklahoma and the Bethany General Hospital Trust dated
         December 9, 1985 (ground lease) (incorporated by reference to Exhibit 10.47.3 to the Company's Annual Report on Form 10-K for the year ended December
         31, 1985).........................................................................       --
10.60    Loan Agreement between The Enid Development Authority and HSA of
         Oklahoma, Inc. dated as of October 1, 1985, relating to The Enid Development
         Authority Variable Rate Demand Revenue Bonds (Meadowlake Hospital
         Project)..........................................................................       --
10.61    Option Agreement dated September 11, 1989, between the Company and The
         Ramsay Hospital Corporation of Texas (incorporated by reference to Exhibit
         10.44 to the Company's Annual Report on Form 10-K for the year ended June
         30, 1989).........................................................................       --


                                                                                               Page
                                                                                              Number
                                                                                              ------
10.62    Ramsay Health Care, Inc. 1990 Stock Option Plan, as amended to date
         (incorporated by reference to Exhibit 4.3 to the Company's Registration
         Statement on Form S-8 filed on March 6, 1991).....................................       --
10.63    Lease Agreement dated August 30, 1988 between the Company and Ayshire
         Land Dome Joint Venture relating to office space at One Poydras Plaza, New
         Orleans, Louisiana (incorporated by reference to Exhibit 10.78 to the
         Company's Registration Statement on Form S-2, Registration No. 33-40762)..........       --
10.64    Ramsay Health Care, Inc. Deferred Compensation and Retirement Plan
         (incorporated by reference to Exhibit 10.79 to the Company's Registration
         Statement on Form S-2, Registration No. 33-40762).................................       --
10.65    Personnel and Facility Sharing Agreement dated as of June 27, 1991 between the Company and Ramsay Holdings HSA Limited (incorporated by reference to
         Exhibit 10.83 to the Company's Registration Statement on Form S-2,
         Registration No. 33-40762)........................................................       --
10.66    Indemnity Agreement dated as of June 1991 between the Company and Ramsay
         Holdings HSA Limited (incorporated by reference to Exhibit 10.84 to the
         Company's Registration Statement on Form S-2, Registration No. 33-40762)..........       --
10.67    Agreement dated January 7, 1992 between the Company and Ralph J. Watts
         (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report
         on Form 10-Q for the quarter ended December 31, 1991).............................       --
10.68    Warrant Certificate dated January 8, 1992 issued to Ralph J. Watts
         (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report
         on form 10-Q for the quarter ended December 31, 1991).............................       --
10.69    Management Agreement dated as of June 25, 1992 between the Company and
         Ramsay Health Care Pty. Limited (incorporated by reference to Exhibit 10.90 to the Company's Annual Report on Form 10-K for the year ended June 30,
         1992).............................................................................       --
10.70    Ramsay Health Care, Inc. 1991 Stock Option Plan (incorporated by reference to
         Exhibit 10.91 to the Company's Annual Report on Form 10-K for the year
         ended June 30, 1992)..............................................................       --
10.71    Employment Agreement dated as of January 7, 1992 between the Company and
         Gregory H. Browne (incorporated by reference to Exhibit 10.92 to the
         Company's Annual Report on Form 10-K for the year ended June 30, 1992)............       --
10.72    Employment Agreement dated as of July 7, 1992 between the Company and
         Bruce R. Soden (incorporated by reference to Exhibit 10.93 to the Company's
         Annual Report on Form 10-K for the year ended June 30, 1992)......................       --
10.73    Employment Agreement dated January 23, 1992 between the Company and
         Wallace E. Smith (incorporated by reference to Exhibit 10.94 to the Company's
         Annual Report on Form 10-K for the year ended June 30, 1992)......................       --
10.74    Employment Agreement dated January 23, 1992 between the Company and
         John A. Quinn (incorporated by reference to Exhibit 10.95 to the Company's
         Annual Report on Form 10-K for the year ended June 30, 1992)......................       --


                                                                                               Page
                                                                                              Number
                                                                                              ------
10.75    Employment Agreement dated as of October 7, 1992 between the Company and
         Rea A. Oliver (incorporated by reference to Exhibit 10.79 to the Company's
         Annual Report on Form 10-K for the year ended June 30, 1994)......................       --
10.76    Lease dated April 4, 1992 between The Union Labor Life Insurance Company and the Company (incorporated by reference to Exhibit 10.98 to the Company's
         Annual Report on Form 10-K for the year ended June 30, 1992)......................       --
10.77    Lease dated May 27, 1992 between Gail Buy and Bountiful Psychiatric Hospital
         (incorporated by reference to Exhibit 10.99 to the Company's Annual Report on
         Form 10-K for the year ended June 30, 1992).......................................       --
10.78    Lease Agreement dated as of February 12, 1993 by and between Gulf Coast
         Treatment Center, Inc and Vendell of Florida, Inc. (incorporated by reference to Exhibit 10.82 to the Company's Annual Report on Form 10-K for the year
         ended June 30, 1994)..............................................................       --
10.79    Ramsay Health Care, Inc. 1993 Stock Option Plan (incorporated by reference to
         Exhibit 10.83 to the Company's Quarterly Report on Form 10Q for the quarter
         ended December 31, 1993)..........................................................       --
10.80    Ramsay Health Care, Inc. 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.84 to the Company's Quarterly Report on Form 10Q for
         the quarter ended December 31, 1993)..............................................       --
10.81    Employment Agreement dated as of October 2, 1993 between the Company and
         Reynold Jennings..................................................................       --
10.82    Letter Agreement dated May 26, 1994 between the Company and Reynold Jennings
         amending Mr. Jennings' Employment Agreement.......................................       --
10.83    Letter Agreement dated June 3,1994 between the Company and Reynold Jennings
         amending Mr. Jennings' Employment Agreement.......................................       --
10.84    Fourth Modification, Extension and Amendment of Lease Agreement dated
         November 15, 1993 between the Company and One Poydras Plaza Venture relating to the Company's office space at One Poydras Plaza, New Orleans,
         Louisiana.........................................................................       --
11       Computation of Net Income Per Share...............................................       --
21       Subsidiaries of the Company.......................................................       --
23       Consent of Ernst & Young LLP......................................................       --
27       Financial Data Schedule...........................................................       --

Copies of exhibits filed with this Annual Report on Form 10-K or incorporated herein by reference do not accompany copies hereof for distribution to stockholders of the Company. The Company will furnish a copy of any of such exhibits to any stockholder requesting it.