Form 10-Q/A
period 1994-09-30
RAMSAY HEALTH CARE INC
filed 1995-09-18
CIK 773136

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q/A-1

(MARK ONE)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the Transition period from               to
                                    -------------    -----------

                          Commission file No. 0-13849

                            RAMSAY HEALTH CARE, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                              63-0857352
      (STATE OR OTHER JURISDICTION                (I.R.S. EMPLOYER
     OF INCORPORATION OR ORGANIZATION)          IDENTIFICATION NUMBER)


                         ONE POYDRAS PLAZA
                  639 LOYOLA AVENUE, SUITE 1700
                     NEW ORLEANS, LOUISIANA                       70113
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

      Registrant's telephone number, including area code:  (504) 525-2505

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

                   RAMSEY HEALTH CARE, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

                                                                            Page
                                                                            ----
Part I.  FINANCIAL INFORMATION

      Item 1. Financial Statements
         Consolidated balance sheets - September 30, 1994
           and June 30, 1994.....................................             1

         Consolidated statements of income - quarter ended
           September 30, 1994 (unaudited) and
           1993 (unaudited)......................................             3

         Consolidated statements of cash flows -
           quarter ended September 30, 1994 (unaudited) and
           1993 (unaudited)......................................             4

         Notes to consolidated financial statements -
           September 30, 1994 (unaudited)........................             5

      Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations.........             9

Part II.  OTHER INFORMATION

      Item 6. Exhibits and Current Reports on Form 8-K...........            15

      SIGNATURES.................................................            16

                         PART I.  FINANCIAL INFORMATION

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                              September 30    June 30
                                                                  1994          1994
                                                              ------------  ------------
   ASSETS

CURRENT ASSETS
 Cash and short-term investments............................  $  3,197,000  $  6,207,000
 Restricted cash............................................     2,256,000     5,311,000
 Patient accounts receivable, less allowances for doubtful
  accounts of $4,360,000 and $3,925,000 at
  September 30, 1994 and June 30, 1994, respectively........    22,247,000    23,019,000
 Amounts due from third-party contractual agencies..........    10,821,000     6,604,000
 Other accounts receivable..................................     2,594,000     2,139,000
 Other current assets.......................................     3,099,000     3,040,000
                                                              ------------  ------------
   TOTAL CURRENT ASSETS.....................................    44,214,000    46,320,000

OTHER ASSETS
 Cash held in trust.........................................     1,786,000     1,805,000
 Cost in excess of net asset value of purchased businesses..    11,941,000    12,042,000
 Unamortized preopening and loan costs......................     3,713,000     3,731,000
 Other intangible assets....................................     2,995,000     3,048,000
 Real estate held for sale..................................     1,150,000     1,150,000
 Other non-current assets...................................     4,914,000     4,911,000
                                                              ------------  ------------
                                                                26,499,000    26,687,000

PROPERTY AND EQUIPMENT
 Land.......................................................     9,009,000     9,009,000
 Building and improvements..................................   118,684,000   118,555,000
 Equipment, furniture and fixtures..........................    21,202,000    20,626,000
                                                              ------------  ------------
                                                               148,895,000   148,190,000
 Less accumulated depreciation..............................    39,359,000    38,029,000
                                                              ------------  ------------
                                                               109,536,000   110,161,000
                                                              ------------  ------------

                                                              $180,249,000  $183,168,000
                                                              ============  ============

                See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30      JUNE 30
                                                                       1994           1994
                                                                   -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable................................................  $  2,972,000   $  2,306,000
 Accrued salaries and wages......................................     3,392,000      4,291,000
 Other accrued liabilities.......................................     3,681,000      4,386,000
 Amounts due to third-party contractual agencies.................     6,022,000      4,729,000
 Current portion of long-term debt...............................    10,220,000      9,460,000
                                                                   ------------   ------------
  TOTAL CURRENT LIABILITIES......................................    26,287,000     25,172,000

DEFERRED INCOME TAXES............................................     4,879,000      4,932,000

LIABILITIES FOR SELF-INSURANCE CLAIMS, less
 current portion.................................................     1,476,000      1,341,000

LONG-TERM DEBT, less current portion.............................    63,339,000     67,707,000

MINORITY INTERESTS...............................................     3,279,000      3,548,000

STOCKHOLDERS' EQUITY
 Class A convertible preferred stock, $1 par value--authorized
  800,000 shares; issued 22,910 shares...........................        23,000         23,000
 Class B convertible preferred stock, Series C, $1 par value
  --authorized 152,321 shares; issued 142,486 shares
  (liquidation value of $7,244,000) including accrued dividends
  of $91,000.....................................................       233,000        233,000
 Common Stock, $.01 par value--authorized 20,000,000
  shares; issued 8,212,849 shares at September 30, 1994 and
  8,200,760 shares at June 30, 1994..............................        82,000         82,000
 Additional paid-in capital......................................   100,025,000    100,048,000
 Retained earnings (deficit).....................................   (15,895,000)   (16,483,000)
 Treasury Stock, at cost--489,050 shares at September 30, 1994
  and 481,750 shares at June 30, 1994............................    (3,479,000)    (3,435,000)
                                                                   ------------   ------------
                                                                     80,989,000     80,468,000
                                                                   ------------   ------------
                                                                   $180,249,000   $183,168,000
                                                                   ============   ============

                See notes to consolidated financial statements.

                  RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                           QUARTER ENDED SEPTEMBER 30
                                                           --------------------------
                                                              1994         1993
                                                           -----------  -----------

NET REVENUES                                               $35,823,000  $31,983,000

Operating Expenses:
   Salaries, wages and benefits..........................   17,734,000   15,460,000
   Other operating expenses..............................   11,011,000    9,318,000
   Provision for doubtful accounts.......................    1,285,000    1,715,000
   Depreciation and amortization.........................    1,840,000    1,580,000
   Interest and other financing charges..................    2,167,000    2,276,000
                                                           -----------  -----------
        TOTAL OPERATING EXPENSES.........................   34,037,000   30,349,000
                                                           -----------  -----------

INCOME BEFORE MINORITY INTERESTS
   AND INCOME TAXES......................................    1,786,000    1,634,000
Minority interests.......................................      847,000      790,000
                                                           -----------  -----------

INCOME BEFORE INCOME TAXES...............................      939,000      844,000
Provision for income taxes...............................      351,000      236,000
                                                           -----------  -----------

      NET INCOME.........................................  $   588,000  $   608,000
                                                           ===========  ===========

Income per common and dilutive common equivalent share:
   Primary...............................................        $0.06        $0.06
   Fully diluted.........................................        $0.06        $0.06

Weighted average number of shares outstanding:
   Primary...............................................    9,481,000    9,646,000
   Fully diluted.........................................    9,547,000    9,757,000


                See notes to consolidated financial statements.

                  RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         QUARTER ENDED SEPTEMBER 30
                                                                         --------------------------
                                                                              1994        1993
                                                                         -----------   ------------
Cash Flows from Operating Activities
Net Income........................................................       $   588,000   $    608,000
                                                                         -----------   ------------
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization..................................         2,034,000      1,788,000
   Provision (benefit) for deferred income taxes..................           (53,000)        48,000
   Provision for doubtful accounts................................         1,285,000      1,715,000
   Minority interests.............................................           847,000        790,000
   Cash flows from (increase) decrease in operating assets:
      Accounts receivable.........................................          (513,000)       445,000
      Amounts due from third-party contractual agencies...........        (4,217,000)      (540,000)
      Other current assets........................................          (514,000)        (5,000)
      Other non-current assets....................................           (12,000)      (352,000)
   Cash flows from increase (decrease) in operating liabilities:
      Accounts payable............................................           666,000     (1,063,000)
      Accrued salaries, wages and other liabilities...............        (1,604,000)     1,008,000
      Unpaid self-insurance claims................................           135,000       (788,000)
      Amounts due to third-party contractual agencies.............         1,293,000       (748,000)
                                                                         -----------   ------------
         Total adjustments........................................          (653,000)     2,298,000
                                                                         -----------   ------------
            Net cash provided by (used in) operating activities...           (65,000)     2,906,000
                                                                         -----------   ------------
Cash Flows from Investing Activities
   Proceeds from sale of facility.................................               ---     11,950,000
   Expenditures for property and equipment........................          (787,000)    (1,090,000)
   Preopening costs...............................................          (296,000)       (68,000)
                                                                         -----------   ------------
            Net cash provided by (used in) investing activities...        (1,083,000)    10,792,000
                                                                         -----------   ------------
Cash Flows from Financing Activities
   Loan costs.....................................................          (145,000)      (200,000)
   Proceeds from exercise of stock options and employee
     stock purchase plan..........................................            68,000          8,000
   Distributions to minority interests............................        (1,116,000)      (503,000)
   Payments on debt...............................................        (3,608,000)    (3,016,000)
   Payment of preferred stock dividends...........................           (91,000)           ---
   Purchase of treasury stock.....................................           (44,000)      (205,000)
   Restricted cash (reserved) used for debt payments..............         3,055,000     (8,013,000)
   Cash held in trust.............................................            19,000        153,000
                                                                         -----------   ------------
            Net cash used in financing activities.................        (1,862,000)   (11,776,000)
                                                                         -----------   ------------
Net increase in cash and cash equivalents.........................        (3,010,000)     1,922,000
Cash and cash equivalents at beginning of period..................         6,207,000     10,682,000
                                                                         -----------   ------------
Cash and cash equivalents at end of period........................       $ 3,197,000   $ 12,604,000
                                                                         ===========   ============

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
   Interest.......................................................       $ 1,747,000   $  2,087,000
   Income taxes...................................................           616,000          6,000


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

          As part of the acquisition of Florida Psychiatric Management, Inc. ("FPM") in October 1993, the Company issued

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

7%, three-year debentures totalling $2,500,000. As part of the acquisition of Human Dynamics Institute ("HDI") in June 1994, the Company issued an 8.25%, $1,000,000 three-year promissory note, payable in 36 equal monthly installments. These obligations are secured by the common stock issued by these subsidiaries to the Company in connection with these acquisitions.

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

                  RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED - Continued)

The Company's long-term debt is as follows:

                                      SEPTEMBER 30    JUNE 30
                                          1994         1994
                                      ------------  -----------

11.6% senior secured notes..........   $45,200,000  $48,025,000
Variable rate demand revenue bonds..    20,900,000   21,000,000
15.6% subordinated secured notes....     2,538,000    2,769,000
7% debentures.......................     2,083,000    2,292,000
8.25% note payable..................       917,000    1,000,000
Capital lease obligation............     1,221,000    1,318,000
Other notes payable.................       700,000      763,000
                                       -----------  -----------
                                        73,559,000   77,167,000
Less amounts due within one year....    10,220,000    9,460,000
                                       -----------  -----------
                                       $63,339,000  $67,707,000
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

NOTE 4

          On October 27, 1994, the Company announced its intention to distribute the stock of its subsidiary, Ramsay Managed Care, Inc. (RMCI) to the Company's shareholders. RMCI, which was formed in October 1993 and manages and provides the delivery of mental health care and substance abuse treatment, includes primarily the operations of FPM

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

and HDI. The distribution is subject to the declaration of effectiveness of a registration statement filed by RMCI with the Securities and Exchange Commission, the receipt of certain investment banking opinions and certain other conditions. The Company anticipates that the record date for the distribution will be in February 1995 and that the distribution will be made in March 1995.

          For the three months ended September 30, 1994, net revenues and income before income taxes of RMCI were $3,463,000 and $63,000, respectively. Net cash advances made by the Company to or on behalf of RMCI are represented by an unsecured, interest-bearing subordinated promissory note due from RMCI and issued on October 25, 1994. In addition, the intangible assets and liabilities associated with RMCI, totalling approximately $10,000,000 and $5,000,000, respectively, along with other assets and liabilities associated with RMCI, will, as a result of the distribution, no longer be reflected on the Company's consolidated balance sheet.

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

          In August 1993, the Company sold its inpatient facility (Cumberland Hospital) in Fayetteville, North Carolina. The decision to sell this facility occurred in June 1993, at which time the facility's basis of accounting was changed from the going concern basis to the liquidation basis. As a result, the operating results of the Cumberland Hospital facility in July and August 1993 were recorded as part of the loss on sale of this facility in the Company's June 1993 financial statements and the net revenues and expenses of the Cumberland Hospital facility were not included in the Company's operating results for the quarter ended September 30, 1993. Accordingly, the sale of this facility had no impact on the comparison of the operating results between the quarters ended September 30, 1994 and 1993.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

          The following table sets forth, for the period indicated, certain items of the Company's Consolidated Statements of Income as a percentage of the Company's net revenues.

                                                           PERCENTAGE OF NET REVENUES
                                                                  QUARTER ENDED
                                                                   SEPTEMBER 30
                                                           ---------------------------
                                                               1994            1993
                                                           -----------     -----------

                  Net revenues..........................      100.0%          100.0%
                                                              -----           -----
                  Operating expenses:
                         Salaries, wages and benefits ..       49.5            48.3
                         Other operating expenses.......       30.7            29.1
                         Provision for doubtful accounts        3.6             5.4
                         Depreciation and amortization..        5.1             5.0
                         Interest expense...............        6.1             7.1
                                                              -----           -----
                  Total operating expenses..............       95.0            94.9
                                                              -----           -----
                  Income before minority interest and
                         income taxes...................        5.0             5.1

                  Minority interests....................        2.4             2.5
                                                              -----           -----
                  Income before income taxes............        2.6             2.6
                                                              =====           =====

          Net revenues in the quarter ended September 30, 1994 were $35.8 million, compared to $32.0 million in the comparable quarter of the prior fiscal year. The material changes in net revenues between these periods consisted of
(a) a $900,000 decrease in same facility net inpatient revenues between periods,
(b) a $1.4 million increase in same facility net outpatient revenues between periods, (c) net revenues of $1.0 million attributable to the Company's subacute operations, (d) net revenues of $3.4 million attributable to managed care businesses acquired after September 30, 1993 and (e) a $1.2 million decrease in net patient revenues due to the sale of the Atlantic Shores Hospital facility and the closure of two outpatient day treatment centers (the "sold/closed facilities").

          Same facility net inpatient revenues decreased slightly between periods (3%) even though same facility patient days increased 2% primarily due to a continued shift in patient mix and the corresponding shift from charge-based payors to cost-based and negotiated per diem rate payors, particularly state governments and other governmental agency payors which administer Medicaid programs. Net revenue per patient day on cost-based and negotiated per diem rate payors is generally less than that for charge-based payors. The percentage of the Company's net revenues related to charge-based payors decreased from 21% in the prior year comparable quarter to 19% in the current quarter. Same

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

facility net outpatient revenues increased from $2.9 million in fiscal 1993 to $4.3 million in fiscal 1994 due to payor demands for increased outpatient treatment protocols, an expansion of service levels and a market focus by facility CEOs to increase partial hospitalization day services.

          Salaries, wages and benefits in the quarter ended September 30, 1994 were $17.7 million, compared to $15.5 million in the comparable quarter of the prior fiscal year. Same facility salaries, wages and benefits increased $700,000 (from $13.9 million to $14.6 million) between periods, or 5%. In addition, salaries, wages and benefits attributable to managed care businesses acquired and subacute operations totalled $1.4 million and $600,000, respectively. These increases were offset by a decrease in salaries, wages and benefits of $700,000 attributable to the sold/closed facilities.

          Other operating expenses in the quarter ended September 30, 1994 were $11.0 million, compared to $9.3 million in the comparable quarter of the prior fiscal year. Same facility other operating expenses remained flat between periods ($7.9 million in the current quarter compared to $7.8 million in the prior fiscal year quarter). Also, other operating expenses attributable to managed care businesses acquired and subacute operations totalled $1.6 million and $800,000, respectively. These increases were offset by a decrease of $500,000 in other operating expenses attributable to the sold/closed facilities.

          The provision for doubtful accounts in the quarter ended September 30, 1994 totalled $1.3 million, compared to $1.7 million in the prior year comparable quarter. The overall provision for doubtful accounts associated with the same facilities decreased $300,000 while the provision for doubtful accounts attributable to the sold/closed facilities decreased $100,000. The decrease in the provision for doubtful accounts attributable to the same facilities is due to the aforementioned shift in the Company's overall payor mix as the patient portion of billings due from cost-based and negotiated per diem rate payors is substantially less than those of charge-based payors.

          Depreciation and amortization in the quarter ended September 30, 1994 totalled $1.8 million, compared to $1.6 million in the prior year comparable quarter. This increase is due to the increased depreciation and amortization attributable to managed care businesses acquired and subacute operations of $200,000 and $100,000, respectively,

                  RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

net of decreased depreciation and amortization of $100,000 attributable to the sold/closed facilities.

          Interest expense decreased from $2.3 million for the quarter ended September 30, 1993 to $2.2 million for the comparable 1994 quarter. Debt levels were reduced between periods through principal payments of $5,650,000 on the senior secured notes, $231,000 on the subordinated secured notes and $800,000 on the variable rate demand revenue bonds still outstanding. In addition, in connection with the sale of Atlantic Shores Hospital in February 1994, the variable rate demand revenue bonds associated with that facility, totalling $4,300,000, were repaid.

          Minority interests reflects the limited partners' share of income before income taxes of Three Rivers Hospital.

          The Company's managed care and subacute businesses reported net revenues of $3,463,000 and $992,000, respectively, for the quarter ended September 30, 1994. In addition, the managed care business reported net income before income taxes for the quarter ended September 30, 1994, after management fees payable to the Company totalling $109,000, of $63,000. Management fees paid to the Company by all of the Company's subsidiaries, including its managed care subsidiaries, approximate 5% of such subsidiaries' respective net revenues. The management fees payable to the Company represent reimbursement to the Company of its indirect costs for providing financial oversight by Company employees and information systems support provided by the Company. The amount of such fees are determined based upon the amount of time spent by Company employees in providing such services. These management fees are eliminated upon consolidation and have no effect on the consolidated results of operations of the Company and its subsidiaries.

          In October 1994, the Company announced its intention to distribute the common stock of this subsidiary, RMCI, to the holders of the Company's common and preferred stock. This distribution is subject to the declaration of effectiveness of a registration statement filed by RMCI with the Securities and Exchange Commission, the receipt of certain investment banking opinions and certain other conditions. The Company anticipates that the record date for the distribution will be in February 1995 and that the distribution will be made in March 1995.

                  RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

          A condensed analysis of the September 30, 1993 operating results of Atlantic Shores Hospital and the two outpatient day treatment centers closed after September 30, 1993, is as follows:

                    Net revenues                 $1,368,000
                    Operating expenses            1,451,000
                                                 ----------
                     Loss before income taxes    $  (83,000)
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

          The Company records amounts due to or from third-party contractual agencies (Medicare, Medicaid and Blue Cross) based on its best estimate, using the principles of cost reimbursement, of amounts to be ultimately received or paid under current and prior years' cost reports filed (or to be filed) with the appropriate intermediaries. Ultimate settlements and other lump-sum adjustments due from and paid to these intermediaries occur at various times during the fiscal year. At September 30, 1994, amounts due from Medicare, Medicaid and Blue Cross totalled $4.3 million, $5.0 million and $1.5 million, respectively. Also at September 30, 1994, amounts due to Medicare, Medicaid and Blue Cross totalled $4.7 million, $1.1 million and $200,000, respectively. During the quarter ended September 30, 1994, amounts due from the Medicare program increased $1.3 million as a result of settlements and current year estimates recorded by the Company. Also during the quarter ended

                  RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

September 30, 1994, amounts due from the Medicaid program increased $2.3 million primarily as a result of disproportionate share payments due the Company from the State of Louisiana.

          At September 30, 1994, the amounts outstanding on debentures and notes payable associated with RMCI totalled $3,000,000. This liability is expected to be transferred to RMCI upon distribution of its stock to the Company's shareholders in March 1995.

          At the current time, the Company does not have any commitments to make any material capital expenditures. The Company's current primary cash requirements relate to its normal operating and debt service expenses, routine capital improvements at its facilities and selective expansion of outpatient programs and services. In addition, at the current time, the Company's specific development projects include expansion of its management contract operations and its network of affiliations with medical/surgical hospitals and other healthcare providers. Management expects future construction and working capital fundings in connection with the Company's subacute business will be minimal and that this business will generate positive cash flow in the coming months. Also, in June 1994, the Company closed two outpatient day treatment centers which were producing negative cash flow.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereupon duly authorized.


                                                RAMSAY HEALTH CARE, INC.
                                                Registrant


                                                      /s/ Gregory H. Browne
                                                --------------------------------
                                                Gregory H. Browne
                                                Chief Executive Officer and
                                                Principal Financial and
                                                Accounting Officer



Date: September 15, 1995