Form 10-Q/A
period 1995-03-31
RAMSAY HEALTH CARE INC
filed 1995-09-18
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 Form 10-Q/A-1

(MARK ONE)
/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the Transition period from ____________________to_________________

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


                                   FORM 10-Q


                                     INDEX

                                                                            Page
                                                                            ----
Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

 Consolidated balance sheets - March 31, 1995
   and June 30, 1994 (unaudited)...........................................     1

  Consolidated statements of income - quarter and nine months ended
   March 31, 1995 and 1994 (unaudited).....................................     3

  Consolidated statements of cash flows - nine months ended
   March 31, 1995 and 1994 (unaudited).....................................     4

  Notes to consolidated financial statements - March 31, 1995 (unaudited)..     5

Item 2. Management's Discussion and Analysis of
 Financial Condition and Results of Operations.............................     9

Part II.  OTHER INFORMATION

 Item 6. Exhibits and Current Reports on Form 8-K .........................    18

 SIGNATURES................................................................    19

                        PART I.  FINANCIAL INFORMATION

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)



                                                                MARCH 31      JUNE 30
                                                                  1995          1994
                                                              ------------  ------------
    ASSETS
CURRENT ASSETS
 Cash and cash equivalents..................................  $  3,732,000  $  6,207,000
 Restricted cash............................................            --     5,311,000
 Patient accounts receivable, less allowances for doubtful
  accounts of $4,852,000 and $3,925,000 at
  March 31, 1995 and June 30, 1994, respectively............    23,673,000    23,019,000
 Amounts due from third-party contractual agencies..........     7,374,000     6,604,000
 Other accounts receivable..................................     3,358,000     2,139,000
 Other current assets.......................................     2,715,000     3,040,000
                                                              ------------  ------------
   TOTAL CURRENT ASSETS.....................................    40,852,000    46,320,000



OTHER ASSETS
 Cash held in trust.........................................     2,770,000     1,805,000
 Cost in excess of net asset value of purchased businesses..    11,422,000    12,042,000
 Unamortized preopening and loan costs......................     2,911,000     3,731,000
 Other intangible assets....................................     2,888,000     3,048,000
 Real estate held for sale..................................       264,000     1,150,000
 Other non-current assets...................................     7,408,000     4,911,000
                                                              ------------  ------------
                                                                27,663,000    26,687,000


PROPERTY AND EQUIPMENT
 Land.......................................................     8,532,000     9,009,000
 Building and improvements..................................   115,445,000   118,555,000
 Equipment, furniture and fixtures..........................    22,197,000    20,626,000
                                                              ------------  ------------
                                                               146,174,000   148,190,000
 Less accumulated depreciation..............................    42,026,000    38,029,000
                                                              ------------  ------------
                                                               104,148,000   110,161,000
                                                              ------------  ------------

                                                              $172,663,000  $183,168,000
                                                              ============  ============



                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


                                                                     MARCH 31           JUNE 30
                                                                       1995              1994
                                                                  ------------       ------------
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable...............................................  $  3,356,000       $  2,306,000
 Accrued salaries and wages.....................................     3,929,000          4,291,000
 Other accrued liabilities......................................     2,239,000          4,386,000
 Amounts due to third-party contractual agencies................     4,885,000          4,729,000
 Current portion of long-term debt..............................    12,167,000          9,460,000
                                                                  ------------       ------------
  TOTAL CURRENT LIABILITIES.....................................    26,576,000         25,172,000

DEFERRED INCOME TAXES...........................................     3,822,000          4,932,000

LIABILITIES FOR SELF-INSURANCE CLAIMS, less
 current portion................................................     1,176,000          1,341,000

LONG-TERM DEBT, less current portion............................    57,869,000         67,707,000

MINORITY INTERESTS..............................................     5,999,000          3,548,000

STOCKHOLDERS' EQUITY
 Class A convertible preferred stock, $1 par value--authorized
  800,000 shares; issued 22,910 shares..........................        23,000             23,000
 Class B convertible preferred stock, Series C, $1 par value
  --authorized 152,321 shares; issued 142,486 shares
  (liquidation value of $7,244,000) including accrued
  dividends of $91,000..........................................       233,000            233,000
 Common Stock, $.01 par value--authorized 20,000,000
  shares; issued 8,271,295 shares at March, 31 1995 and
  8,200,760 shares at June 30, 1994.............................        83,000             82,000
 Additional paid-in capital.....................................   100,140,000        100,048,000
 Retained earnings (deficit)....................................   (19,779,000)       (16,483,000)
 Treasury Stock, at cost--489,050 shares and 481,750
  shares at March 31, 1995 and June 30, 1994,
  respectively..................................................    (3,479,000)        (3,435,000)
                                                                  ------------       ------------
                                                                    77,221,000         80,468,000
                                                                  ------------       ------------
                                                                  $172,663,000       $183,168,000
                                                                  ============       ============

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                            QUARTER ENDED             NINE MONTHS ENDED
                                                               MARCH 31                    MARCH 31
                                                     --------------------------  ---------------------------
                                                         1995          1994          1995           1994
                                                     ------------  ------------  ------------  -------------

NET REVENUES                                         $33,547,000   $36,179,000   $105,004,000   $100,723,000
Operating Expenses:
 Salaries, wages and benefits......................   17,390,000    16,468,000     53,336,000     47,624,000
 Other operating expenses..........................   11,270,000    11,608,000     33,513,000     31,158,000
 Provision for doubtful accounts...................    1,183,000     1,632,000      3,765,000      4,660,000
 Depreciation and amortization.....................    1,927,000     1,714,000      5,737,000      5,011,000
 Interest and other financing charges..............    2,161,000     2,090,000      6,472,000      6,592,000
 Loss on sales and closure of facilities...........    4,797,000            --      4,797,000             --
                                                     -----------   -----------   ------------   ------------
  TOTAL OPERATING EXPENSES.........................   38,728,000    33,512,000    107,620,000     95,045,000
                                                     -----------   -----------   ------------   ------------

INCOME (LOSS) BEFORE MINORITY INTERESTS,
 INCOME TAXES AND EXTRAORDINARY ITEM...............   (5,181,000)    2,667,000     (2,616,000)     5,678,000
Minority interests.................................      134,000     1,504,000      1,147,000      3,108,000
                                                     -----------   -----------   ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM................................   (5,315,000)    1,163,000     (3,763,000)     2,570,000
Provision (benefit) for income taxes...............   (1,355,000)      341,000       (828,000)       665,000
                                                     -----------   -----------   ------------   ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM............   (3,960,000)      822,000     (2,935,000)     1,905,000
   Loss from early extinguishment of debt, net of
   applicable income taxes.........................     (361,000)     (155,000)      (361,000)      (155,000)
                                                     -----------   -----------   ------------   ------------

NET INCOME (LOSS)..................................  $(4,321,000)  $   667,000   $ (3,296,000)  $  1,750,000
                                                     ===========   ===========   ============   ============

INCOME (LOSS) PER COMMON AND DILUTIVE
 COMMON EQUIVALENT SHARE...........................
Primary:
 Before extraordinary item.........................  $     (0.52)  $      0.09   $      (0.41)  $       0.20
 Extraordinary item................................        (0.05)        (0.02)         (0.05)         (0.02)
                                                     -----------   -----------   ------------   ------------
                                                     $     (0.57)  $      0.07   $      (0.46)  $       0.18
                                                     ===========   ===========   ============   ============
Fully Diluted:
 Before extraordinary item.........................  $     (0.52)  $      0.09   $      (0.41)  $       0.20
 Extraordinary item................................        (0.05)        (0.02)         (0.05)         (0.02)
                                                     -----------   -----------   ------------   ------------
                                                     $     (0.57)  $      0.07   $      (0.46)  $       0.18
                                                     ===========   ===========   ============   ============

Weighted average number of shares outstanding:
 Primary...........................................    7,759,000     9,661,000      7,737,000      9,660,000
 Fully diluted.....................................    7,759,000     9,661,000      7,737,000      9,692,000


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                     NINE MONTHS ENDED MARCH 31
                                                                     ---------------------------
                                                                          1995          1994
                                                                      -----------   ------------
Cash Flows from Operating Activities
Net income (loss)...................................................  $(3,296,000)  $  1,750,000
                                                                      -----------   ------------
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization....................................    6,331,000      5,625,000
   Deferred income tax benefit......................................   (1,110,000)      (660,000)
   Provision for doubtful accounts..................................    3,765,000      4,660,000
   Minority interests...............................................    1,147,000      3,108,000
   Write-off of deferred loan costs.................................      229,000        258,000
   Valuation allowance/loss (gain) on sales of facilities and land..    4,112,000       (264,000)
   Cash flows from (increase) decrease in operating assets:
      Accounts receivable...........................................   (4,419,000)    (3,048,000)
      Amounts due from third-party contractual agencies.............     (770,000)           ---
      Other current and non-current assets..........................   (2,113,000)    (4,169,000)
   Cash flows from increase (decrease) in operating liabilities:
      Accounts payable..............................................    1,050,000     (1,886,000)
      Accrued salaries, wages and other liabilities.................   (2,509,000)     1,298,000
      Unpaid self-insurance claims..................................     (165,000)      (773,000)
      Amounts due to third-party contractual agencies...............      156,000       (158,000)
                                                                      -----------   ------------
         Total adjustments..........................................    5,704,000      3,991,000
                                                                      -----------   ------------
            Net cash provided by operating activities...............    2,408,000      5,741,000
                                                                      -----------   ------------
Cash Flows from Investing Activities:
   Proceeds from sales of facilities and real estate
      held for sale.................................................      550,000     16,195,000
   Acquisitions of businesses.......................................          ---     (4,907,000)
   Expenditures for property and equipment, net.....................   (2,126,000)    (3,754,000)
   Preopening costs.................................................     (294,000)    (1,217,000)
   Restricted cash (reserved) used for debt payments................    5,311,000     (5,271,000)
   Cash held in trust...............................................     (965,000)       798,000
                                                                      -----------   ------------
            Net cash provided by investing activities...............    2,476,000      1,844,000
                                                                      -----------   ------------
Cash Flows from Financing Activities:
   Loan costs.......................................................     (230,000)      (211,000)
   Payment of costs related to distribution of subsidiary...........   (1,350,000)           ---
   Proceeds from exercise of options and employee stock purchases...      364,000        437,000
   Distributions to minority interests..............................   (2,016,000)    (1,857,000)
   Proceeds from private placement of shares of subsidiary..........    3,320,000            ---
   Proceeds from working capital facility...........................    2,500,000            ---
   Payments on debt.................................................   (9,631,000)   (11,370,000)
   Payments of preferred stock dividends............................     (272,000)      (184,000)
   Purchase of treasury stock.......................................      (44,000)      (544,000)
                                                                      -----------   ------------
              Net cash used in financing activities.................   (7,359,000)   (13,729,000)
                                                                      -----------   ------------
Net decrease in cash and cash equivalents...........................   (2,475,000)    (6,144,000)
Cash and cash equivalents at beginning of period....................    6,207,000     10,682,000
                                                                      -----------   ------------
Cash and cash equivalents at end of period..........................  $ 3,732,000   $  4,538,000
                                                                      ===========   ============

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
   Interest.........................................................  $ 5,117,000   $  6,597,000
   Income taxes.....................................................    1,410,000        240,000


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

A summary of the Company's debt obligations is as follows:

                                       MARCH 31        JUNE 30
                                         1995           1994
                                      ----------     -----------

11.6% senior secured notes..........    $41,669,000  $48,025,000
Variable rate demand revenue bonds..     20,200,000   21,000,000
15.6% subordinated secured notes....      2,308,000    2,769,000
7% debentures.......................    * 1,667,000    2,292,000
8.25% note payable..................    *   750,000    1,000,000
Capital lease obligation............      1,022,000    1,318,000
Working capital facility............      2,000,000           --
Other notes payable.................        420,000      763,000
                                        -----------  -----------
                                         70,036,000   77,167,000
Less amounts due within one year....    *12,167,000    9,460,000
                                        -----------  -----------
                                        $57,869,000  $67,707,000
                                        ===========  ===========

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

          Net sale proceeds associated with this transaction totalled $12,100,000 which, when compared to the net book value of assets sold of $15,650,000, resulted in a loss of $3,550,000. This loss was recorded in the accompanying March 31, 1995 statement of income as "Loss on sales and closure of facilities". In the accompanying March 31, 1995 balance sheet, a valuation allowance was recorded against the cost basis in the assets sold. The loss was recorded in the current fiscal quarter because, on March 2, 1995, the Company signed a letter of intent agreeing to the terms of the transaction.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1995

Prior to the current fiscal quarter, no such commitment existed with respect to any of the Company's facilities and management did not believe any such valuation allowance was necessary.

          On May 1, 1995, the Company utilized a portion of the proceeds from this transaction and prepaid $7,500,000 of principal due on the senior secured notes as follows: $3,531,250 due on September 30, 1995, $3,531,250 due on March 31, 1996 and $437,500 due on September 30, 1996. In connection with this prepayment, the Company wrote down a proportionate amount of unamortized loan costs related to the senior secured notes, totalling $229,000, and incurred a yield maintenance charge from the holders of the senior secured notes, totalling $234,000. These amounts are reported as a loss from early extinguishment of debt, net of applicable income taxes, in the accompanying March 31, 1995 statement of income.

NOTE 6

          During the quarter ended March 31, 1995, the Company sold and committed to sell certain real estate located in Flagstaff, Arizona and Houston, Texas, respectively. These properties were initially acquired for development approximately 10 years ago and, as of the date the Company committed to the sales, the properties had an aggregate book value of $1,150,000. Total net proceeds from the sale (and pending sale) of this real estate will approximate $750,000. Prior to the current quarter, the Company had listed the properties for sale at values which exceeded their recorded book value. However, buyer interest in the properties was minimal until the current quarter, during which the Company accepted two independent offers to sell the properties at prices less than the recorded book value.

          During the quarter ended March 31, 1995, the Company recorded cost report settlements and asset write-downs related to outpatient clinics which were closed in late fiscal 1994 totalling approximately $380,000 and $190,000, respectively.

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

                                                        PERCENTAGE OF NET REVENUES
                                                     QUARTER ENDED     NINE MONTHS ENDED
                                                        MARCH 31            MARCH 31
                                                    1995       1994      1995      1994
                                                   ------     -----     ------    ------
    Net revenues.................................   100.0 %  100.0 %     100.0 %  100.0 %
                                                    -----    -----       -----    -----
    Operating expenses:
          Salaries, wages and benefits...........    51.8     45.5        50.8     47.3
          Other operating expenses...............    33.6     32.1        31.9     30.9
          Provision for doubtful accounts........     3.5      4.5         3.6      4.6
          Depreciation and amortization..........     5.7      4.7         5.5      5.0
          Interest expense.......................     6.5      5.8         6.1      6.6
          Loss on sales and closure of facilities    15.7       --         5.0       --
                                                    -----    -----       -----    -----
    Total operating expenses.....................   116.8     92.6       102.9     94.4
                                                    -----    -----       -----    -----
    Income (loss) before minority interests and
          income taxes...........................   (16.8)     7.4        (2.9)     5.6

    Minority interests...........................      .4      4.2         1.1      3.0
                                                    -----    -----       -----    -----
    Income (loss) before income taxes............   (17.2)     3.2        (4.0)     2.6
                                                    =====    =====       =====    =====

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

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

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

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

restricted certificates of deposits in connection with RMCI's application to obtain a license to operate a health maintenance organization in the State of Louisiana, which license was granted in December 1994. Accordingly, this amount is reported as "Cash Held in Trust" in the accompanying balance sheet.

          In March 1995, the Company accepted offers to sell certain real estate in Flagstaff, Arizona and Houston, Texas which were reported as "Real estate held for sale" in the accompanying balance sheet. Prior to this time, buyer interest in the properties was minimal and the properties were listed for sale at values which exceeded their recorded book value. Upon the sale of the Flagstaff land in March, its book value, totalling $0.85 million, was removed from the Consolidated Balance Sheet. In addition, an immaterial valuation allowance was recorded on the Houston land as of March 31, 1995.

          In April 1995, the Company consummated a sale/leaseback transaction whereby the Company sold the land, buildings and fixed equipment of two of its inpatient facilities for a net sale price of $12.1 million and agreed to lease this property back over a term of 15 years (with three successive renewal options of 5 years each). The leases will be accounted for as operating leases under generally accepted accounting principles and, accordingly, the Company's basis in the assets sold, totalling $15.6 million, will be removed from its Consolidated Balance Sheet in April. On May 1, 1995, the Company utilized certain of the proceeds from this transaction and prepaid $7.5 million of principal due on its senior secured notes outstanding. In connection with this prepayment, the Company incurred a yield maintenance charge from the holders of the senior secured notes, totalling $234,000. As of March 31, 1995, the losses resulting from the above transactions, totalling approximately $3.8 million, were recorded as a valuation allowance against the cost basis in the assets sold. The loss was recorded in the current fiscal quarter because, on March 2, 1995, the Company signed a letter of intent agreeing to the terms of the transaction. Prior to the current fiscal quarter, no such commitment existed with respect to any of the Company's facilities and management did not believe any such valuation allowance was necessary.

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

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

          The Company's credit facilities include, net of the aforementioned $7.5 million prepayment in April 1995, $34.2 million in senior secured notes, approximately $22 million in letters of credit, $2.3 million in subordinated secured notes and, after the sale/leaseback transaction, $2 million in a working capital facility. The senior secured notes bear interest at 11.6% and, on September 30, 1996, resume semi-annual principal payments of approximately $3.5 million through September 30, 1998 and semi-annual principal payments of $5.65 million from March 31, 1999 through March 31, 2000. The subordinated secured notes bear interest at 15.6% and require semi-annual principal payments of $0.2 million through March 31, 2000. Required annual principal payments on the variable rate demand revenue bonds total $0.8 million through year 2000 and $0.9 million to $1.3 million in years 2001 through 2015. Amounts outstanding under the working capital facility, which bear interest at a variable rate, totalled $2 million at March 31, 1995. The amount drawn is structured as a revolving credit loan, which currently bears interest at 8.6% and is renewable in 30, 60, and 90-day increments, at the option of the Company. Under the provisions of the Credit Agreement, amounts outstanding under the working capital facility must be reduced, effective with the reduction in the facility to $2 million in April 1995, to no more than $0.5 million for 45 consecutive days in each fiscal year.

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

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

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

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

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



Date:  September 14, 1995