Form 10-K
period 1995-06-30
RAMSAY HEALTH CARE INC
filed 1995-09-28
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K
(Mark One)
           /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1995
                                       OR
         / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            FOR THE TRANSITION PERIOD FROM ____________TO___________

                         COMMISSION FILE NUMBER 0-13849

                            RAMSAY HEALTH CARE, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 63-0857352
  (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)


     ENTERGY CORPORATION BUILDING                       70113
     639 LOYOLA AVENUE, SUITE 1700                    (ZIP CODE)
         NEW ORLEANS, LOUISIANA
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The number of shares of the registrant's Common Stock outstanding as of September 22, 1995 was 7,732,328. The aggregate market value of Common Stock held by non-affiliates on such date was $23,628,536.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the registrant's definitive Proxy Statement to be filed for the 1995 Annual Meeting of Stockholders are incorporated by reference into
Part III.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

          Ramsay Health Care, Inc. ("RHCI" or the "Company") is one of the leading providers of behavioral health services in the country. RHCI offers patient care through integrated networks of mental health delivery systems in eleven states principally in the southeast and southwest built around 15 inpatient hospitals with 1,280 licensed beds (including medical subacute units
and residential treatment units), day hospitals, and outpatient centers.   The
Company also operates mental health programs for public sector and private owners under management contracts.

          The Company's business strategy is to develop and operate integrated behavioral healthcare delivery systems in the markets in which its facilities are located. The integrated delivery systems being developed offer a comprehensive range of behavioral healthcare services including inpatient treatment, day and partial hospitalization services, group and individual outpatient treatment, and residential and other less intensive services. The Company is establishing such systems by using its hospitals as a base and by arranging for other services through contracts or affiliations with physicians, psychologists and other mental health professionals. Further, in some markets, the Company is seeking to integrate through a joint venture or other affiliation agreement with a significant acute-care provider lacking behavioral health services in the vicinity of the Company's hospital. To date, no such agreements of significance have been signed.

          Effective April 24, 1995, the Company distributed, on a pro rata basis in the form of a dividend, the common stock of its subsidiary, Ramsay Managed Care, Inc. ("RMCI"), held by the Company, to the holders of record on April 21, 1995 of the Company's common and preferred stock (the "RMCI Distribution"). RMCI, which was formed in October 1993, manages the delivery of mental health and substance abuse care and provides employee assistance and mental health and substance abuse treatment programs for and on behalf of self insured employers, health maintenance organizations ("HMOs"), insurance companies, government agencies and other third-party payors. Subsequent to the RMCI Distribution, RMCI ceased being a subsidiary of the Company.

FACILITY OPERATIONS

          The Company's facilities are dedicated to the treatment of psychiatric and chemical dependency disorders. Substance abuse treatment is provided to patients who have a primary diagnosis of alcohol or substance abuse; however, many of these patients have a secondary diagnosis of, and are treated for, mental illness. Each facility also conducts outpatient programs within the facility and within clinics located in the surrounding area. The Company continues to seek ways to expand its outpatient network in its continued effort to provide intermediate mental health care for patients who do not require inpatient care.

          The initial goal of acute psychiatric hospitalization treatment is to evaluate and stabilize the patient so that effective treatment can be continued either on an inpatient, partial hospitalization or an outpatient basis. Under the direction of a psychiatrist, the patient's condition is assessed, a diagnosis is made and prescribed treatment follows. The treatment regimen utilizes, where appropriate, medication, individual and group therapy, adjunctive therapy and family therapy.

          The most common disorders for which adult patients are admitted to the Company's hospitals are mood and affective disorders (such as depression), schizophrenia, situational crises and alcohol and drug dependency. For children and adolescents, common disorders include those seen in adult patients, as well as attention deficit disorders and conduct disorders. Many of these disorders are often associated with child abuse. The Company has evaluation and treatment programs designed specifically for adults, adolescents and children. Specialized programs focusing upon neuropsychiatric disorders and pain and sleep disorders have also been developed. All units and programs emphasize family involvement in the evaluation and treatment process.

          Each psychiatric hospital has a multidisciplinary team of health care professionals, including psychiatrists, psychologists, social workers, nurses, mental health and substance abuse counselors and therapists. Generally, physician members of the professional staffs maintain a private practice. In certain situations the Company guarantees minimum incomes, usually for one year, to psychiatrists willing to relocate to certain facilities. All of the Company's hospitals have a medical director who acts as liaison between the professional staff and the hospital administration staff. In addition, each clinical program has a medical unit administrator.

          Each of the Company's hospitals has a consulting board, comprised of hospital executives, consulting physicians and other members of the local community, which is responsible for standards of patient care. A hospital CEO supervises and is responsible for the day-to-day operations of each hospital. The Company emphasizes frequent communication, the setting of operational and financial goals and the monitoring of actual results against targeted goals. To this end, the Company collects and analyzes information on key indicators such as admissions by treatment program and payor category, daily census, full-time equivalent employees per patient day and average length of stay. On the basis of this information, the administrative staff of each hospital, together with the corporate staff of the Company, adopts new programs and modifies existing programs to improve performance.

          All of the Company's hospitals have been accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). The JCAHO is a voluntary national organization which undertakes a comprehensive review for purposes of accreditation of health care facilities. In general, hospitals and certain other health care facilities are initially surveyed by JCAHO within 12 months after the commencement of operations and resurveyed at appropriate intervals thereafter. Of the Company's fifteen hospitals, three were resurveyed in fiscal 1995 and 10 were resurveyed in fiscal 1994 and, in each instance, the facilities retained their JCAHO accreditation for an additional three years.

          The following tables summarize certain operating data related to (i) the facilities currently operated by the Company and which were also operated by the Company throughout the fiscal years referred to below ("same facilities") and (ii) all facilities operated by the Company during the fiscal years referred to below ("all facilities"). However, Three Rivers

Hospital, which was closed on June 30, 1995, is included in the same facilities and all facilities statistics.

                                SAME FACILITIES

                                              YEAR ENDED JUNE 30 /(1)/
                                            ----------------------------
                                              1995      1994      1993
                                            --------  --------  --------

  Inpatient admissions....................   13,149    12,019    11,442
  Average bed days available..............  392,740   424,130   425,590
  Inpatient days..........................  216,239   218,173   208,592
  Overall inpatient occupancy percentage..       55%       51%       49%
  Partial hospitalization days /(2)/......   65,280    57,414    33,009
  Outpatient visits /(3)/.................   49,043    31,027        (4)

                                 ALL FACILITIES

                                              YEAR ENDED JUNE 30/ (1)/
                                            ----------------------------
                                              1995      1994      1993
                                            --------  --------  --------

  Inpatient admissions....................   13,469    12,474    12,917
  Average bed days available..............  422,670   448,585   507,715
  Inpatient days..........................  222,734   225,392   234,294
  Overall inpatient occupancy percentage..       53%       50%       46%
  Partial hospitalization days/ (2)/......   65,280    60,699    40,077
  Outpatient visits /(3)/.................   82,240    47,725        (4)
----------------------

(1) During fiscal 1994, the Company converted approximately 77 beds available in four of its facilities from beds utilized by behavioral health patients to beds utilized by medical subacute patients. Statistics related to subacute services are included in the all facilities amounts above but are excluded from the same facilities amounts since such services were not in operation during all three fiscal years shown above. For fiscal 1995, total inpatient admissions, inpatient days and occupancy percentage related to subacute services were 323, 6,548 and 26%, respectively. Operating statistics related to the subacute units in fiscal 1994 were not material.

(2) Partial hospitalization days refers to treatment of patients which exceed three hours and do not require an overnight stay at an inpatient facility.

(3) Outpatient visits refer to home health visits and behavioral health patient services which do not exceed three hours in a given day.

(4) Data not available for fiscal 1993.

MANAGED CARE DIVISION

          RHCI, through its subsidiary RMCI, entered the managed mental health business in October 1993 with the acquisition of Florida Psychiatric Management, Inc. ("FPM") for a purchase price of $6.5 million. The managed care division expanded in June 1994 with the acquisition of a Phoenix, Arizona-based managed mental health business. During fiscal 1995, RMCI expanded its operations to Hawaii and West Virginia and obtained a license to operate (and began developing) a health maintenance organization in Louisiana.

          In October 1994, RHCI announced plans to distribute its holdings of common stock of RMCI to the holders of the Company's common and preferred stock. At that time, the Company also announced that RMCI completed a private placement of its common stock, which reduced the Company's percentage stock ownership in RMCI from approximately 97% to approximately 58%. On April 24, 1995, the Company distributed, on a pro rata basis in the form of a dividend, the common stock of RMCI held by the Company to the holders of record on April 21, 1995 of the Company's common and preferred stock. Subsequent to this distribution, RMCI ceased being a subsidiary of the Company.

COMPETITION

          At June 30, 1995, the Company operated 15 inpatient facilities in 11 states. The Company's facilities are located in rural areas and in suburban areas of large metropolitan cities. Each facility competes with other facilities, including proprietary free-standing hospitals, not-for-profit hospitals, governmental free-standing hospitals and psychiatric units of acute care hospitals. Some of these other facilities are larger and have greater financial resources than the Company's hospitals. In addition, some of these competing hospitals are substantially exempt from income and property taxation. The Company's outpatient centers are generally located in the areas surrounding its inpatient facilities and compete with private practitioners, community mental health centers, and other companies which provide outpatient services in the markets in which the Company's outpatient centers are doing business. The number of behavioral health service competitors located within each of the Company's service areas varies significantly. Also, in certain markets, the Company treats certain patient populations (e.g., adolescents or geriatrics) or provides services which are different from those provided by the Company's competitors in the particular market. The Company does not consider any of the behavioral health service competitors in its markets as dominant providers that place the Company at a competitive disadvantage.

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

          Prior to the RMCI Distribution, RMCI competed directly with independent local and national entities that offered managed mental health care services, as well as with large insurance companies, health maintenance organizations and other provider groups that have established or acquired managed mental health care capabilities. In addition, RMCI competed with not-for-profit health plan corporations, preferred provider organizations, other provider networks and third party administrators. Certain of these operations and facilities have substantially greater financial resources than RMCI and offer a wider range of services than RMCI.

INDUSTRY TRENDS

          The Company's hospitals have been adversely affected by factors influencing the entire psychiatric hospital industry. Factors which affect the Company include (i) the imposition of more stringent length of stay and admission criteria by payors; (ii) the failure of reimbursement rate increases from certain payors that reimburse on a per diem or other discounted basis to offset increases in the cost of providing services; (iii) an increase in the percentage of its business that the Company derives from payors that reimburse on a per diem or other discounted basis; (iv) a trend toward higher deductibles and co-insurance for individual patients; and (v) a trend by self-insured employers and managed mental health organizations toward limiting employee health benefits, including annual and lifetime limits on mental health coverage. In response to these conditions, the Company has (i) tightened its staffing levels within its facilities, particularly in the areas which are not directly responsible for the provision of patient care, (ii) renegotiated contracts to reduce other operating expenses within its facilities and (iii) developed strategies to increase outpatient services and partial hospitalization programs to meet the demands of the marketplace.

SOURCES OF REVENUE

          The Company's facilities receive payments from third-party reimbursement sources, including commercial insurance carriers (which provide coverage to insureds on both an indemnity basis and through various managed care plans), Medicare, Medicaid, the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") and Blue Cross, in addition to payments directly from patients.

          Third-party reimbursement programs generally reimburse facilities either on the basis of facility charges (charge-based), on the basis of the facility's costs as audited or projected by the third-party payor (cost-based), or on the basis of negotiated rates (per diem-based). Generally, charge-based programs are more profitable to the Company. The following table sets forth, by category, the approximate percentages of the Company's consolidated gross patient revenues charged by the Company's facilities derived from various sources for the periods indicated.


                                                YEAR ENDED JUNE 30
                                               ---------------------
                                                1995   1994    1993
                                               ------ ------  ------
     Charge-based programs:
      Commercial Insurance....................   10%   15%    20%
      Blue Cross..............................    1     1      3
      Other Private Pay.......................    6     5      2
                                                ---   ---   ----
         Sub-total............................   17    21     25
                                                ---   ---   ----

     Cost-based and per diem-based programs:
      Blue Cross..............................    6     6      9
      CHAMPUS.................................    5     7     10
      Medicare................................   22    21     22
      Medicaid................................   31    32     25
      State, HMO and PPO......................   19    13      9
                                                ---   ---   ----
         Sub-total............................   83    79     75
                                                ---   ---   ----
            Total.............................  100%  100%   100%
                                                ===   ===   ====

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

          Medicare is the federal health insurance program for the aged and disabled. Medicare reimbursement is typically less than the Company's facilities' established charges for services provided to Medicare patients. Patients are not responsible for the difference between the reimbursed amount and the facilities' established charges other than for applicable noncovered charges, coinsurance and deductibles. In 1983, Congress changed the Medicare law applicable to Medicare reimbursement for medical/surgical services from a retrospectively determined reasonable cost system to a prospectively determined diagnosis-related grouping ("DRG") system. Psychiatric and chemical dependency hospitals and units are exempt from the DRG reimbursement system.

          Medicare reimbursement to exempt psychiatric and chemical dependency hospitals and units is currently subject to the payment limitations and incentives established in the Tax

Equity and Fiscal Responsibility Act of 1982 ("TEFRA"). These facilities are paid on the basis of each facility's historical costs trended forward, with a limit placed on the rate of increase in per case reimbursable costs. These TEFRA "target" rates are updated annually. Facilities with costs less than the target rate per discharge are reimbursed based on allowable Medicare costs plus an additional incentive payment. Beginning in the federal fiscal year 1992 and continuing through June 30, 1995, providers with costs exceeding their target rates are subject to a payment ceiling of the target amount plus the lesser of 5% of the target amount or 50% of the amount in excess of the target amount. Exemptions and exceptions are available to hospitals when events beyond the hospitals' control result in an increase in costs for a reporting period. Moreover, "new hospitals" are eligible to be exempt from the limits until they have been in operation for three years. At June 30, 1995, 14 of the Company's facilities were subject to the TEFRA provisions.

          The Health Care Financing Administration ("HCFA") has implemented changes to Medicare covering inpatient services which are reimbursed under TEFRA. These changes provide for an increase to the TEFRA payment limitations, subject to annual revision. However, since 13 of the Company's 14 facilities which are subject to the TEFRA payment limitations are currently operating at cost levels below their respective TEFRA payment limitations, any increase in the TEFRA payment limitations has a minimal effect on the Company's results of operations. In addition, each year HCFA modifies the fee reimbursement schedules related to physician services. While these changes affect Medicare reimbursement paid directly to physicians, they do not affect the rate of Medicare reimbursement to the Company's facilities. These changes in physician reimbursement have had only a minimal effect on the Company's results of operations since most of the physicians practicing at the Company's facilities bill their fees directly.

          Medicaid is the federal/state health insurance program for the underprivileged. Subject to certain minimum federal requirements, each state defines the extent and duration of the services covered by its Medicaid program. Moreover, although there are certain federal requirements governing the payment levels for Medicaid services, each state has its own methodology for making payment for services provided to Medicaid patients. Various state Medicaid programs cover payment for services provided to Medicaid patients at 14 of the Company's facilities. During fiscal years 1995, 1994 and 1993, the Company received significant payments from State Medicaid programs pursuant to enhanced reimbursement rates under certain state "disproportionate share" programs. Disproportionate share payments were severely restricted by Congress effective July 1, 1995. Accordingly, the Company expects that any future payments made under this program will be minimal. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

          Acute psychiatric services for CHAMPUS patients are reimbursed on a prospectively determined per diem basis. For the Company's high volume facilities (as defined by CHAMPUS), 1991-1992 rates were fixed at 1988 levels subject to an all-inclusive cap of $714 per day. This capped rate is higher than the Company's net revenue per patient day for all of the Company's acute psychiatric services. The Company's low volume facilities (as defined by CHAMPUS) are reimbursed at prospectively determined per diem rates established on a regional basis. These regional rates are lower than the hospitals' established charges. However,

CHAMPUS revenues in these low volume facilities were an insignificant portion of the Company's consolidated gross revenues for the fiscal years ended June 30, 1995, 1994 and 1993.

          Residential treatment center ("RTC") reimbursement for CHAMPUS patients is currently capped on a per diem basis at the lesser of $477 per day or an inflation adjusted hospital-specific rate based on per diem rates generally paid as of June 30, 1988. These rates are adjusted annually each October 1 for inflation. The legislated reimbursement cap is higher than the Company's CHAMPUS net revenue per patient day for the Company's two CHAMPUS certified RTC facilities. Consequently, the CHAMPUS RTC reimbursement cap did not adversely affect the Company's CHAMPUS RTC net revenues in the fiscal years ended June 30, 1995, 1994 and 1993.

          In 1991, Congress imposed a reduction in the annual reimbursable length of stay for patients covered under the CHAMPUS program. Effective October 1, 1991, CHAMPUS began to limit its coverage for hospital psychiatric services to 30 days for adult patients, 45 days for child and adolescent patients and 150 days for RTC services, subject to waivers which are available under limited circumstances if an extension of the length of stay can be justified. The lengths of stay currently experienced by the Company on CHAMPUS adult, child and adolescent beneficiaries have generally been within the above limits. Given that certain of the Company's facilities are located in close proximity to major military installations, these limits have reduced the volume of CHAMPUS patients treated at the Company's facilities. As set forth in the above table, the amount of the Company's patient revenues attributable to CHAMPUS have decreased from 10% in fiscal 1993 to 5% in fiscal 1995.

          Blue Cross plans in all areas in which the Company presently operates facilities, except Alabama and Michigan, reimburse based on charges or negotiated rates. In many states in which the Company operates, Blue Cross charges are approved through a rate-setting process and, therefore, Blue Cross may reimburse the Company at a rate less than billed charges. Under cost-based Blue Cross programs, such as those in Alabama and Michigan, direct reimbursement to hospitals typically is lower than the hospital's charges, and patients are not responsible for the difference between the amount reimbursed by Blue Cross and the hospital's charges.

          Prior to the RMCI Distribution, the subsidiaries of RMCI typically charged each customer a monthly fee for each beneficiary enrolled in the customer's mental health benefit program. Depending upon both the type of program from which a customer contracted and the benefits covered under such program, the fee arrangement was designed so that, with respect to both inpatient and outpatient care, RMCI accepted either full risk (all services capitated), as is generally the case, partial risk (selected services capitated) or limited risk (full risk up to a maximum amount) for costs that exceed the fees attributable to such program. See "Item 1. Business -- Managed Care Division."

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

          Prior to the RMCI Distribution, marketing of RMCI's services was provided at both a regional and national level. The RMCI regional offices employed marketing personnel to interface with existing and potential customers in the immediate area and surrounding networks. RMCI's offices in Florida employed a national marketing team which coordinated regional marketing efforts and directed its national marketing strategies.

          RMCI focused its marketing and sales efforts primarily on insurance carriers, nonprofit health care corporations, HMOs, government employee groups and self-insured employers. RMCI also targeted employee benefit consulting firms that represent employers and groups of employers in the selection and purchase of managed mental health care benefit programs. Typically, RMCI marketed its services to the potential customer's senior operating and marketing staff, medical director or health care managers. See "Item 1. Business -- Managed Care Division."

REGULATION

          Operations of psychiatric hospitals are subject to extensive federal, state and local government regulation, including periodic inspection and licensing requirements. This regulation is primarily concerned with the fitness and adequacy of the facility, equipment and personnel, standards of medical care provided, the dispensing of drugs and the adequacy of fire prevention measures
and other building standards.   In addition, the admission and treatment of
patients at the Company's hospitals are subject to certain state regulation regarding involuntary admissions, patient rights and the confidentiality of patient medical records.

          The Company believes that federal and state regulation may become more comprehensive and restrictive in the future, particularly with respect to reimbursement rates. In addition, numerous healthcare reform proposals have been and are expected to continue to be introduced in Congress. The Company cannot predict the form or timing of any prospective legislation or regulation, nor the effect which any legislation or regulation might have on its revenues or profitability.

          Capital expenditures for the construction of new facilities, the addition of beds or the acquisition of facilities or medical equipment are reviewable by governmental authorities in certain states in which approximately half the Company's facilities are located. State certificate of need or similar statutes provide generally that prior to the construction of new beds or facilities or the introduction of a new service, a state agency must determine that a need exists for those beds, facilities or services. A certificate of need is generally issued for a specific maximum amount of expenditures, number of beds or services to be provided and the holder is generally required to implement the approved project within a specific time period. In most cases, state certificate of need or similar statutes do not restrict the ability of the Company or its competitors from offering new or expanded outpatient services. Except for Arizona, Texas, Louisiana and Utah, all of the states in which the Company operates facilities have adopted certificate of need or similar statutes.

          Federal law contains a number of provisions designed to ensure that services rendered by health care facilities to Medicare and Medicaid patients are medically necessary, meet professionally recognized standards and are billed properly. These provisions include a requirement that admissions of Medicare and Medicaid patients to hospitals must be reviewed in a timely manner to determine the medical necessity of the admissions. In addition, the Peer Review Improvement Act of 1982 ("Peer Review Act") provides that a hospital may be required by the federal government to reimburse the government for the cost of Medicare paid services determined by a peer review organization to have been medically unnecessary. Each of the Company's hospitals has developed and implemented a quality assurance program and implemented procedures for utilization review and retrospective patient care evaluation to meet its obligations under the Peer Review Act. As a result of legislation passed in Texas in September 1993 and as described below, Peer Review Organizations ("PRO's") in that state began applying extremely restrictive interpretations to the medical necessity of admissions and other services. Consequently, significant amounts of the Texas facilities' charges in fiscal 1994 were denied by such organizations until the facilities gained a full understanding of the PRO's interpretations and modified their internal systems accordingly. Charges denied in the Company's Texas facilities in fiscal 1995 were less than 2% of these facilities' gross charges in such fiscal year.

          To be covered by CHAMPUS, RTC services must be preauthorized as being medically necessary. Effective October 1, 1991, hospital psychiatric services are also required to be preauthorized. If the criteria for establishing medical necessity are not met or the services are not preauthorized, CHAMPUS will not pay for the services provided.

          The Defense Appropriations Act of 1991 provides that no funds will be appropriated for CHAMPUS care when a patient is referred to a provider of inpatient mental health care or residential treatment care by a medical or health care professional having an economic interest in the facility to which the patient is referred. The Medicare and Medicaid Anti-Fraud and Abuse Amendments (the "Amendments") to the Social Security Act prohibit individuals or entities participating in the Medicare or Medicaid programs from knowingly and willfully offering, paying, soliciting, or receiving remuneration in order to induce referrals for items or services reimbursed under those programs. The policy objective of the Amendments is to ensure that the purpose for a referral is quality of care and not monetary gain by the referring individual. The Amendments' prohibitions only apply to Medicare and Medicaid patients and impose felony criminal penalties and civil sanctions, as well as exclusion from the Medicare or Medicaid programs. In 1989, CHAMPUS adopted regulations authorizing it to exclude from the CHAMPUS program any provider who has committed fraud or engaged in abusive practices. The term "abusive practices" is defined broadly to include, among other things, the provision of medically unnecessary services, the provision of care of inferior quality, and the failure to maintain adequate financial or medical records. The Company believes that it is in compliance with all aspects of these regulations.

          The Company has entered into various types of agreements with physicians and other health care providers in the ordinary course of operating its facilities, many of which provide for payments to physicians or other health care providers by the Company as compensation for services or other consideration by the providers. In order to provide guidance to healthcare providers with respect to the statute that makes certain remuneration arrangements between hospitals and physicians and other healthcare providers illegal, the United States Department of Health and Human Services (the "Department") issued regulations in 1991 outlining certain "safe harbor" practices, which, although potentially capable of inducing prohibited referrals of business, would not be subject to enforcement action under the illegal remuneration statute. The practices covered by the regulations include, among others, certain investment transactions, lease of space and equipment, personal services and management contracts, sales of physician practices, payments to employees and waivers of beneficiary deductibles and co-payments. Additional proposed safe harbors were published in 1993 by the Department.

          Although a relationship that fails to satisfy a safe harbor is not necessarily illegal, that relationship will not be exempt from scrutiny under the Amendments. The Company believes that its agreements and arrangements in this area comply with the Amendments or are otherwise protected under the safe harbors provided. However, there can be no assurance that (i) government enforcement agencies will not assert that certain of these arrangements are in violation of the illegal remuneration statute or (ii) the statute will ultimately be interpreted by the courts in a manner consistent with the Company's practices.

          Several states and the Federal government have been investigating whether psychiatric hospitals have engaged in fraudulent practices such as inflating bills for medications and services, billing for services never rendered and admitting patients, especially children, who do not require hospitalization. In 1991, the Texas Attorney General disclosed that several of the Company's competitors doing business in Texas were under investigation for fraudulent practices and a lawsuit seeking injunctive relief was filed against one of those competitors. This led to the passage of legislation in Texas, effective September 1, 1993, that placed severe restrictions on the marketing of behavioral health care services. In general, the legislation prohibits certain advertisement and solicitation techniques. Specifically, advertisements may not promise a cure or guarantee treatment results that cannot be substantiated, and mental health intervention and assessment services must be available and properly credentialed before they are advertised. The legislation also requires disclosure of any relationship between the treatment facility and its referral sources and prohibits a referral service from holding itself out as a qualified mental health referral service without complying with the legislation's definition of such (which requires, among other things, compliance with regulations regarding confidentiality, participation in and staffing of the referral service and payments to referral sources). Violation of the legislation may result in injunctive relief and civil penalties of up to $25,000 per violation. In June 1993, the Company signed an agreement with the Texas Attorney General whereby it agreed to continue to comply with Texas statutes regarding marketing and operating standards applicable to all psychiatric hospital companies.

ACQUISITIONS, SALES AND LEASE COMMITMENTS

          In November 1992, the Company purchased a 64-bed hospital facility in Covington, Louisiana for $2,000,000. The facility, Three Rivers Hospital, opened in January 1993 and, on June 30, 1995, the hospital was closed due to reduced patient volume and projected negative operating margins and its operations were consolidated with the Company's facility located less than five miles away. See "Ownership Arrangements and Operating Agreements" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations."

          In January 1993, the Company leased Harbor Oaks Hospital in Fort Walton Beach, Florida to another health care provider for a period of three years. The lease gives the lessee the option to renew the lease for a specified period or purchase the facility at a price equal to the current recorded book value of the facility; however, the lessee failed to timely exercise the renewal option. The Company is currently in negotiation with the lessee regarding the terms of this lease. Should the lease not be renewed or the purchase option not be exercised, the Company would take possession of the building and evaluate its business alternatives with respect to this property.

          In August 1993, the Company sold its inpatient facility (Cumberland Hospital) in Fayetteville, North Carolina to Cape Fear Valley Medical Center for approximately $12.3 million. The decision to sell this facility occurred in June 1993, at which time the facility's basis of accounting was changed from the going concern basis to the liquidation basis. As a result, the July and August 1993 operating results of Cumberland Hospital were recorded as part of the loss on sale of this facility in the Company's June 1993 financial statements and the net revenues and expenses of Cumberland Hospital were not included in the Company's operating results for the year ended June 30, 1994.

          In October 1993, the Company, through its subsidiary RMCI, entered the managed mental healthcare business by acquiring the stock of FPM. This business subsequently expanded through an additional acquisition in June 1994 and through on-going development efforts. As noted elsewhere in this report, in April 1995, the Company distributed the common stock of RMCI held by it to the holders of its common and preferred stock.

          In February 1994, the Company sold its 50-bed Atlantic Shores Hospital in Daytona Beach, Florida to Halifax Medical Center for $4.8 million.

          In April 1995, the Company consummated a sale/leaseback transaction whereby the Company sold the land, buildings and fixed equipment of two of its inpatient facilities (Desert Vista Hospital in Mesa, Arizona and Mission Vista Hospital in San Antonio, Texas) for $12.5 million and agreed to lease this property back over a term of 15 years (with three successive renewal options of five years each). The leases, which are treated as operating leases under generally accepted accounting principles, require aggregate annual minimum rentals of $1.54 million, payable monthly. Beginning April 1, 1996, the lease payments are subject to any upward adjustment (not to exceed 3% annually) in the Consumer Price Index over the preceding 12 months.

          In March and April 1995, the Company sold certain real estate located in Flagstaff, Arizona and Houston, Texas. These properties were initially acquired for development approximately 10 years ago and, as of the date of sale, the properties had an aggregate book value of $1.15 million. Total net proceeds from the sales of this real estate approximated $0.75 million.

          Effective April 1995, the Company agreed to lease an 80-bed facility near Salt Lake City, Utah from Charter Medical Corporation for four years, with an option to renew for an additional three years. The lease, which is treated as an operating lease under generally accepted accounting principles, requires annual base rental payments of $456,000. In addition, the lease provides for percentage rent payments to the lessor equal to 2% of the net revenues of the facility, payable quarterly.

IMPAIRMENT OF ASSETS

          In March 1995, the Financial Accounting Standards Board (FASB) issued Statement Number 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (the "Statement"). Although the Statement is effective for fiscal years beginning after December 15, 1995, the Company elected to adopt the Statement in its fiscal 1995 fourth quarter.

          As required by the Statement, the Company reviewed the long-lived assets (land, buildings, fixed equipment and related cost in excess of net asset value of purchased businesses) of each of its inpatient facilities to determine if the carrying value of these assets was recoverable, based on the future cash flows expected to be generated by each facility. Based on this review, the Company determined that the carrying value of long-lived assets associated with four facilities was impaired. The amount of the impairment, calculated as the excess of carrying value of the long-lived assets over the discounted future cash flows expected from the assets, totalled $20.3 million. See "Item 8. Financial Statements and Supplementary Data."

          The Company is a minority stockholder in an enterprise which operates primary care medical clinics on United States' military bases in Germany. Based on a reassessment of the future expected cash flows to be realized by the Company from this business in June 1995, the Company recorded a fourth quarter impairment to the carrying value of the investment totalling approximately $1.5 million.

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

          In 1985, the Company and Bethany General Hospital in Bethany, Oklahoma entered into a joint development project. The general hospital and the Company hold a joint certificate of need by which they have converted 23 medical/surgical beds to psychiatric beds, and constructed a psychiatric pavilion containing an additional 20 psychiatric beds. Pursuant to a joint venture agreement entered into in December 1985, the Company began managing the 23 existing beds in December 1985 and completed construction of the 20-bed pavilion in October 1986. Under the joint venture agreement, the Company is obligated to provide working capital to operate the 43-bed psychiatric unit. The Company may, at its option, continue to operate and manage the unit in three-year terms for an additional nine years. The Company is entitled to an annual management fee of 5% of the unit's gross revenues and 65% of the net profits or losses of the unit. The agreement also provides that the Company will recover construction costs amortized over 15 years and working capital advances from operating revenue, unless the Company does not renew or breaches the agreement.

          In November 1992, the Company formed a limited partnership to operate Three Rivers Hospital, a 64-bed facility located in Covington, Louisiana. Pursuant to the terms of the partnership agreement, the Company, as general partner, had a 55% interest in the operations of the business and limited partners maintained a 45% interest. A wholly-owned subsidiary of the Company owns the facility and leased it to the partnership at $276,000 per annum. Due to reduced patient volume and projected negative operating margins, the Company exercised its right as general partner to terminate the business and, effective June 30, 1995, Three Rivers Hospital was closed.

INSURANCE

          The Company and its facilities are insured on a "claims made" basis for professional and general liability incidents in the aggregate amount of $25,000,000, with a self-insured retention of $500,000 per claim. The Company's self-insurance program also includes "tail" coverage for prior acts retroactive to the date on which the Company could become responsible for such acts. This prior occurrence coverage operates with the same self-insured retention level. It is the Company's policy to record the liability for uninsured professional and general liability losses related to asserted and unasserted claims arising from reported and unreported incidents based on independent valuations which consider claim development factors, the specific nature of the facts and circumstances giving rise to each reported incident and the Company's history with respect to similar claims.

EMPLOYEES

          As of June 30, 1995, the Company employed approximately 1,790 full-time and 1,520 part-time employees at its facilities, including approximately 790 nurses. In addition, the Company has a corporate headquarters staff of approximately 30, which includes individuals who specialize in various areas of hospital operations to assist facilities with particular management issues. The Company considers its relationship with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

          Certain information with respect to the executive officers of the Company is set forth below:

                                              POSITION WITH THE COMPANY AND
                                              PRINCIPAL OCCUPATIONS DURING
  NAME OF EXECUTIVE OFFICER  AGE                  THE PAST FIVE YEARS
  -------------------------  ---              -----------------------------


Gregory H. Browne..........  42  Chief Executive Officer of the Company from January 1992 through
                                  September 1995 and acting Chief Financial Officer from September 1994 through
                                  September 1995; President of the Company from January 1992 until September 1994;
                                  Chief Executive Officer and Chief Financial Officer of Ramsay-HMO, Inc. from prior to 1990 to January 1992.

Reynold J. Jennings........  49  President of the Company beginning September 1995; President and Chief Operating
                                  Officer of the Company since September 1994; Executive Vice President and
                                  Chief Operating Officer of the Company from November 1993 until September 1994;
                                  various management and administrative positions with National Medical Enterprises,
                                  Inc. from prior to 1990 to October 1993.

Wallace E. Smith...........  52  Senior Vice President--Operations of the Company since June 1992. Vice President--
                                  Regional Operations of the Company from prior to 1990 to June 1992.

John A. Quinn..............  41  Senior Vice President--Operations of the Company since September 1991; various administrative and  management positions with Community Psychiatric Centers, Inc.
                                  from prior to 1990 to September 1991.

Brent J. Bryson............  46  Senior Vice President of the Company since October 1994; Senior Vice President,
                                  Southern Region, with National Medical Enterprises, Inc. from November 1991 to
                                  October 1994; Vice President with National Medical Enterprises, Inc. from prior to 1990 to November 1991.

Curtis L. Dosch............  43  Vice President--Finance of the Company since August 1993. Regional controller of the
                                  Company from prior to 1990 to July 1993.

William N. Nyman...........  42    Vice President--Finance of the Company since August 1993. Regional controller of the
                                    Company from prior to 1990 to July 1993.

     Effective September 30, 1995, Mr. Browne will resign from his position as Chief Executive Officer and acting Chief Financial Officer of the Company.

Item 2.  PROPERTIES.

          The following table provides information concerning the 15 inpatient facilities owned and operated by the Company at June 30, 1995.

                                    DATE OPENED   LICENSED
HOSPITAL                            OR ACQUIRED     BEDS
--------                           -------------  --------
  Havenwyck Hospital
    Auburn Hills, MI.............  November 1983       120
  Brynn Marr Hospital
    Jacksonville, NC.............  December 1983        76
  Hill Crest Hospital
    Birmingham, AL...............  January 1984        130
  Heartland Hospital
    Nevada, MO...................  April 1984          128
  Greenbrier Hospital
    Covington, LA................  October 1984         61
  Coastal Carolina Hospital
    Conway, SC...................  November 1984        98
  Bayou Oaks Hospital
    Houma, LA(1).................  November 1985        98
  The Bethany Pavilion
   Bethany, OK(2)................  December 1985        43
  Meadowlake Hospital
    Enid, OK.....................  February 1986        50
  Benchmark Regional Hospital
    Woods Cross, UT..............  August 1986          56
  Desert Vista Hospital
    Mesa, AZ (6).................  February 1987       102
  Chestnut Ridge Hospital
    Morgantown, WV(3)............  November 1987        70
  The Haven Hospital
    DeSoto, TX...................  April 1990          102
  Mission Vista Hospital
    San Antonio, TX (6)..........  November 1991        66
  Benchmark Behavioral Hospital
    Midvale, UT (4)..............  June 1995            80
                                                     -----
       Total (5)                                     1,280
                                                     =====

(1) The building in which the Company's facility in Houma, Louisiana is located is leased for an initial period ending January 31, 2005 (with an option to renew for 20 years).
(2) The Bethany, Oklahoma facility is operated as a joint venture in which the Company operates and manages the behavioral health services of Bethany General Hospital. See "Item 1. Business -- Ownership Arrangements and Operating Agreements."
(3) The Company has entered into a 50-year ground lease for the property on which its 70-bed facility in Morgantown, West Virginia is located.
(4) The building in which the Company's facility in Midvale, Utah is located is leased for an initial period ending June 24, 1999 (with an option to renew for an additional three years).
(5) Excludes Harbor Oaks Hospital and Three Rivers Hospital. Harbor Oaks Hospital, a 98-bed facility in Fort Walton Beach, Florida is owned by the Company but leased to another health care provider. Three Rivers Hospital, a 64-bed facility located in Covington, Louisiana, was closed on June 30, 1995. See "Item 1. Business -- Ownership Arrangements and Operating Agreements."
(6) In April 1995, the Company sold and immediately leased back the land, building and fixed equipment associated with this facility. The leases have an initial term of 15 years and three successive renewal options of five years each.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

          The Company's Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol RHCI. On September 22, 1995, there were 677 holders of record of the Company's Common Stock. No dividends have been declared on the Common Stock since the Company was organized. The Company's credit documents governing its credit facilities include provisions which prohibit the payment of dividends unless the sum of (i) all dividends, redemptions and all other distributions in respect of its capital stock and (ii) all restricted investments (as defined) during the applicable fiscal year would not exceed an amount equal to 50% of the consolidated net income of the Company for the immediately preceding fiscal year and provided that, at the time of such dividend and after giving effect thereto, certain specified financial ratio covenants would not be violated and no other default or event of default would occur. Notwithstanding the foregoing restrictions, those provisions expressly permit the payment of regular fixed dividends from time to time on the Company's issued and outstanding Class B Preferred Stock, Series C, provided that such dividends may not exceed $387,200 in each 12-month period and provided that no event of default exists or would occur as a result of the payment. Under these provisions, the Company is permitted to pay the full amount of the regular fixed dividends on its issued and outstanding Class B Preferred Stock, Series C.

          The following table sets forth the range of high and low closing sales prices per share of the Company's Common Stock for each of the quarters during the years ended June 30, 1995 and 1994, as reported on the NASDAQ National Market System:

                                              High         Low
                                             ------       -----
               Year ended June 30, 1995
                 First Quarter.............. $8 1/8       $6
                 Second Quarter.............  8 1/8        6 1/4
                 Third Quarter..............  7 7/8        5 3/4
                 Fourth Quarter*............  7 1/2        3 5/8
               Year ended June 30, 1994
                 First Quarter.............. $8 7/8       $6 3/8
                 Second Quarter.............  9 3/4        6 3/4
                 Third Quarter..............  9 7/16       7 1/8
                 Fourth Quarter.............  8 1/8        6 5/8

         On September 22, 1995, the closing sales price of the Company's Common Stock was $3 3/4 per share.

         * The RMCI Distribution occurred during the Company's fourth fiscal quarter. See "Item 1. Business--Managed Care Division."

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

                                                                          Year Ended June 30
                                                     ------------------------------------------------------
                                                      1995        1994        1993        1992        1991
                                                     ------      ------      ------      ------      ------
                                                              (in thousands, except per share data)
Statement of Operations Data:
 Net revenues....................................   $136,418    $137,002    $136,354    $136,946    $132,739
 Salaries, wages and benefits....................     72,061      64,805      63,810      60,626      55,524
 Other operating expenses........................     44,741      42,907      40,454      40,161      37,086
 Provision for doubtful accounts.................      5,086       5,846       8,148       8,628       6,992
 Depreciation and amortization...................      7,290       6,836       6,605       5,439       5,545
 Interest and other financing charges............      8,347       8,906       9,494      10,488      14,462
 Loss on sales and closure of facilities.........      6,431         802       7,524          --          --
 Asset impairment charges........................     21,815          --          --          --          --
 Restructuring and other charges.................         --          --       1,367       2,283          --
                                                    --------    --------    --------    --------    --------
                                                     165,771     130,102     137,402     127,625     119,609
                                                    --------    --------    --------    --------    --------
 Income (loss) before minority interests, income
  taxes, extraordinary items and cumulative
  effect of accounting change....................    (29,353)      6,900      (1,048)      9,321      13,130
 Minority interests..............................        887       4,824       1,126          --          --
                                                    --------    --------    --------    --------    --------
 Income (loss) before income taxes, extraordinary
  items and cumulative effect of accounting
  change.........................................    (30,240)      2,076      (2,174)      9,321      13,130
 Provision (benefit) for income taxes............    (13,195)        599         159       3,974       5,126
                                                    --------    --------    --------    --------    --------
 Income (loss) before extraordinary items
  and cumulative effect of accounting change.....    (17,045)      1,477      (2,333)      5,347       8,004
 Extraordinary items:
  Loss from early extinguishment of debt, net
   of income tax benefit.........................       (257)       (155)     (1,580)       (366)         --
  Income tax benefit from net operating loss
   carryovers....................................         --          --          --         953         922
Cumulative effect of change in accounting for
 income taxes....................................         --          --       2,353          --          --
                                                    --------    --------    --------    --------    --------
 Net income (loss)...............................   $(17,302)   $  1,322    $ (1,560)   $  5,934    $  8,926
                                                    ========    ========    ========    ========    ========
Primary earnings per share:
 Income (loss) per common share before
  extraordinary items and cumulative effect
  of accounting change...........................     $(2.25)       $.15       $(.29)       $.68      $1.57
 Net income (loss)...............................     $(2.28)       $.14       $(.20)       $.75      $1.75
 Weighted average shares outstanding(1)..........      7,743       9,641       7,932       7,886      5,091

(1) Includes common and dilutive common equivalent shares outstanding.

                                                                              June 30
                                                     ------------------------------------------------------
                                                      1995        1994        1993        1992        1991
                                                     ------      ------      ------      ------      ------
                                                                         (in thousands)
Balance Sheet Data:
  Working capital................................   $ 24,098    $ 21,148    $ 23,811    $ 26,718    $ 24,913
  Total assets...................................    139,236     183,168     190,370     194,357     196,158
  Long-term debt.................................     55,568      67,707      77,429      84,879     119,188
  Class B preferred stock, Series 1987...........         --          --          --       2,500       2,537
  Stockholders' equity...........................     61,779      80,468      79,997      76,068      40,550

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             RESULTS OF OPERATIONS

          Operating revenues of the facilities are affected by changes in the rates the Company charges, changes in reimbursement rates by third-party payors and changes in the number of patient days in the period. Patient days are represented by the number of admissions multiplied by the average length of stay of all patients. Accordingly, increases in admissions can be offset, in whole or in part, by decreases in average length of stay.

          Generally, charges for each facility's services are reimbursed under third-party reimbursement programs at the amount billed or at rates which are less than the facility's charges. These lower rates can be based on a negotiated per diem amount or based on the facility's costs as audited or projected by the third-party payors. When operating revenues (charges) per patient day are higher than the negotiated per diem rate or the facility's costs, the difference is recorded as a reduction of gross revenues. Bad debts consist primarily of commercial and self-pay accounts receivable deemed uncollectible.

          The Company records amounts due to or from third-party reimbursement sources based on its best estimates of amounts to be ultimately received or paid under cost reports filed with appropriate intermediaries. The final determination of amounts earned under reimbursement programs is subject to review and audit by these intermediaries. Differences between amounts recorded as estimated settlements and the audited amounts are reflected as adjustments to the Company's net revenues in the period in which the final determination is made. During the years ended June 30, 1995, 1994, and 1993, the Company recorded contractual adjustment benefits of approximately $1,000,000, $1,400,000, and $2,300,000, respectively. The adjustments were made to reflect the combined effects of intermediary audits and the routine evaluation of prior year estimated settlements. There can be no assurances that any future adjustments will be of a favorable nature or of a magnitude comparable to those made in fiscal 1995, 1994, or 1993.

          Several years ago, the Federal Government established a funding mechanism, known as disproportionate share, which was meant to adequately reimburse facilities serving a disproportionately high volume of Medicaid patients, relative to other providers. Disproportionate share funding was established under Title XIX of the Social Security Act, administered at the State level and approved/overseen by the Health Care Financing Administration, since Medicaid services are jointly funded by each State as well as the Federal Government. In fiscal years 1995, 1994 and 1993, the Company received significant disproportionate share payments from State Medicaid programs, particularly in Louisiana. Statutory changes significantly decreased the level of disproportionate share payments received by the Louisiana facilities in fiscal year 1995 and the Company expects that any payments made under this program after fiscal year 1995 will be minimal.

          Management determined that the impact of disproportionate share payments on income from continuing operations in fiscal 1995 was approximately $3.7 million. The majority of disproportionate share payments were received at the Company's Three Rivers facility, which treated primarily Medicaid-eligible adolescents diagnosed with various behavioral disorders.

This facility was further adversely impacted by the State of Louisiana's application of significantly more restrictive admission criteria in December 1994 for adolescents seeking inpatient psychiatric treatment in the State. Due to a negative operating margin in the fourth quarter of fiscal 1995 and a significant decrease in admissions since December 1994, on June 30, 1995, the Company closed Three Rivers Hospital and consolidated the operations of this facility with the Company's facility located less than five miles away (Greenbrier Hospital). The Company believes this consolidation will result in cost savings as well as enhance the operating performance of Greenbrier in fiscal 1996.

          In recent years, approximately 5% to 10% of the Company's patient revenues have come from CHAMPUS since some of the Company's hospitals are in close proximity to major military installations in the United States. Congress has imposed a reduction in the annual reimbursable length of stay for patients covered by the mental health benefits of CHAMPUS, a federal government health benefit program for the members (active and retired) of all seven uniformed services and their families. Effective October 1, 1991, CHAMPUS began to limit its coverage for hospital psychiatric services to 30 days for adult patients, 45 days for child and adolescent patients and 150 days for RTC services, subject to waivers which will be available under limited circumstances if an extension of the length of stay can be justified. The lengths of stay currently experienced by the Company on CHAMPUS adult, child and adolescent beneficiaries have generally been within the above limits. Given that certain of the Company's facilities are located in close proximity to major military installations, these limits have reduced the volume of CHAMPUS patients treated at the Company's facilities.

          The following table sets forth, for the periods indicated, certain items of the Company's consolidated statements of operations as a percentage of the Company's net revenues. The discussion following this table quantifies the significant fluctuations in amounts reported in the Company's consolidated statements of operations between periods.

                                              As a Percentage of Net Revenues
                                                    Year Ended June 30,
                                                    -------------------
                                                 1995      1994      1993
                                                ------    ------    ------
Net revenues................................    100.0 %   100.0 %   100.0%

Salaries, wages and benefits................     52.8      47.3      46.8
Other operating expenses....................     32.8      31.3      29.7
Provision for doubtful accounts.............      3.7       4.3       6.0
Depreciation and amortization...............      5.4       5.0       4.8
Interest and other financing charges........      6.1       6.5       7.0
Loss on sales and closure of facilities.....      4.7       0.6       5.5
Asset impairment charges....................     16.0        --        --
Restructuring and other charges.............       --        --       1.0
                                                -----     -----     -----
Income (loss) before minority interests,
 income taxes, extraordinary items and
 cumulative effect of accounting change.....    (21.5)%     5.0 %    (0.8)%
                                                =====     =====     =====
Net income (loss)...........................    (12.7)%     1.0 %    (1.1)%
                                                =====     =====     =====

1995 COMPARED TO 1994

          The following are the significant changes in the Company's operations between 1995 and 1994. These changes affect the comparison of revenues and operating expenses of the Company between years as discussed below.

       * In October 1993, the Company, through its subsidiary RMCI, entered the managed mental health business through its acquisition of FPM. This business was expanded in June 1994 with the acquisition of an Arizona-based managed mental health business and, in succeeding months, with the execution of additional contracts for the provision of managed mental health care. The revenues and expenses of RMCI and its subsidiaries were included in the Company's revenues and expenses from October 1993 to April 24, 1995, when the RMCI Distribution was effected.

       * In February 1994, the Company sold its Atlantic Shores facility in Daytona Beach, Florida. In addition, the Company closed several day treatment centers and outpatient clinics during 1994 and 1995 due to negative operating margins. The sale and these closures are hereinafter referred to as the "sold/closed facilities".

       * The Company opened four subacute units throughout the period (one in the middle of fiscal 1994, two in late fiscal 1994 and one in the middle of fiscal 1995).

       *  The Company expanded its contract services division during fiscal
          1995.

                         __________________________

          Net revenues for fiscal 1995 were $136.4 million, compared to $137.0 million in fiscal 1994. The material changes in net revenues consisted of (a) a $12.6 million decrease (11%) in same facility net inpatient revenues, (b) a $2.9 million increase (21%) in same facility net outpatient revenues, (c) a $4.5 million increase in net revenues attributable to the Company's subacute operations, (d) a $7.1 million increase (from $5.8 million to $12.9 million) in net revenues related to RMCI, (e) a $0.6 million increase (from $0.5 million to $1.1 million) in revenues associated with contract services and (f) a $3.1 million decrease in net patient revenues related to the sold/closed facilities (excluding the Three Rivers facility, which was closed on June 30, 1995 but is included in the same facility totals throughout this discussion).

          Same facility net inpatient revenues decreased $12.6 million between years. Of this amount, $8.7 million was related to a reduction in disproportionate share payments by the Federal and State governments to the Company's two Louisiana facilities treating a disproportionately high volume of Medicaid patients (relative to other providers). Disproportionate share payments were severely restricted by Congress effective July 1, 1995. Accordingly, the Company expects that any future payments made under this program will be minimal.

          Excluding the change in disproportionate share payments between periods, same facility net inpatient revenues decreased approximately $3.9 million. Of this amount, $3.6 million is attributable to the decline in admissions at the Three Rivers facility, which decline resulted from the State of Louisiana's application of significantly more restrictive admission criteria to facilities in the State treating the behavioral disorders of adolescents.
The inpatient census at this facility decreased from an average of 65 patients in fiscal 1994 to 36 patients in fiscal 1995, with an average of 20 patients subsequent to December 1, 1994 when the new admission rules became effective.
As stated earlier, on June 30, 1995, the Company closed Three Rivers Hospital and consolidated the operations of this facility with its Greenbrier facility located less than five miles away.

          Excluding the above factors, net inpatient revenues related to all other inpatient facilities were stable and patient days and admissions related to these facilities increased 4.5% and 10%, respectively, between periods. The growth rate in admissions exceeded that in patient days due to an overall decline in the inpatient average length of stay from 17.6 days in 1994 to 15.7 days in 1995. In addition, these facilities experienced a decrease in net inpatient revenue per patient day due to a continued shift in patient mix from charge-based payors to cost-based and negotiated per-diem rate payors. Net revenue per patient day on cost-based and negotiated per-diem rate payors is generally less than that for charge-based payors. In addition, the rates received from per-diem rate payors has declined between periods. The percentage of the Company's net revenues related to charge-based payors decreased from 21% in 1994 to 17% in 1995.

          Same facility net outpatient revenues totalled $17.0 million in 1995 (which comprised 14.6% of total same facility net patient revenues in fiscal
1995) compared to $14.1 million in 1994 (or 11.3% of same facility net patient revenues in fiscal 1994). This increase is due to demands by third-party payors for increased outpatient treatment protocols and an expansion of outpatient service levels, and a market focus by facility administrators on increasing partial hospitalization day services.

          Total salaries, wages and benefits in fiscal 1995 were $72.1 million, compared to $64.8 million in fiscal 1994. The material changes in this expense item consisted of (a) a $1.7 million (or 3.0%) increase in same facility salaries, wages and benefits (from $56.9 million in fiscal 1994 to $58.6 million in fiscal 1995), (b) an increase in salaries, wages and benefits of $2.1 million attributable to the Company's subacute operations, (c) a $3.9 million increase (from $1.6 million to $5.5 million) in salaries, wages and benefits related to RMCI, (d) a $0.7 million increase in salaries, wages and benefits associated with contract services and (e) a $1.2 million decrease in salaries, wages and benefits attributable to the sold/closed facilities.

          Other operating expenses in fiscal 1995 were $44.7 million, compared to $42.9 million in fiscal 1994. The material changes in other operating expenses consisted of (a) a $2.3 million decrease (6%) in same facility other operating expenses (from $41.9 million in fiscal 1994 to $39.6 million in fiscal
1995), (b) an increase in other operating expenses of $3.4 million attributable to the subacute operations, (c) a $2.8 million increase (from $3.4 million to $6.2 million) in other operating expenses related to RMCI, (d) a $0.2 million increase in other operating expenses associated with contract services and (e) a decrease of $2.2 million in other operating expenses attributable to the sold/closed facilities. The decrease in same facility other operating expenses was due to focused cost-cutting initiatives within these facilities during the year.

          The provision for doubtful accounts in fiscal 1995 was $5.1 million, compared to $5.8 million in fiscal 1994. A $1.2 million decrease in same facility provision for doubtful accounts (from $5.7 million in fiscal 1994 to $4.5 million in fiscal 1995) was offset by increases in the provision for doubtful accounts associated with subacute and contract services of $0.1 million and $0.3 million, respectively. The decrease in same facility provision for doubtful accounts was primarily the result of a continued shift in patient mix and the corresponding shift from charge-based payors (which requires a larger amount to be paid by the patient) to cost-based and negotiated per-diem rate payors, particularly state governments and other government agency payors which administer Medicaid programs. For fiscal 1995, approximately 83% of the Company's net revenues were related to cost-based and negotiated per-diem rate payors, compared to 79% in fiscal 1994. See "Item 1. Business--Sources of Revenue".

          Depreciation and amortization in fiscal 1995 totalled $7.3 million, compared to $6.8 million in fiscal 1994. The overall change in this expense item was primarily due to (a) a $0.5 million increase in depreciation and amortization related to subacute operations, (b) a $0.5 million increase in depreciation and amortization related to RMCI and (c) $0.5 million decrease in depreciation and amortization attributable to the sold/closed facilities.

          Interest expense decreased from $8.9 million in 1994 to $8.3 million in 1995. Debt levels were reduced between periods through scheduled principal payments of (a) $5.65 million on the Company's senior secured notes, (b) $0.5 million on the Company's subordinated secured notes and (c) $0.8 million on the Company's variable rate demand revenue bonds. In addition, on May 1, 1995, the Company prepaid $7.5 million of principal on the senior secured notes and, in connection with the sale of Atlantic Shores Hospital in February 1994, the variable rate demand revenue bonds associated with that facility, totalling $4.3 million, were redeemed. The reduction in interest as a result of these principal payments was offset by an increase in interest rates on the variable rate demand revenue bonds, interest on the working capital facility drawing and interest incurred in fiscal 1995 prior to the RMCI Distribution on debt incurred in connection with RMCI acquisitions made during the second half of fiscal 1994.

          In fiscal 1995, the Company reported a loss associated with sales and closures of facilities of $6.4 million. This amount is comprised of the following significant items:

          1. Sale/Leaseback Transaction: On April 12, 1995, the Company consummated a sale/leaseback transaction whereby the Company sold the land, buildings and fixed equipment of two of its inpatient facilities for $12.5 million and agreed to lease these properties back over a term of 15 years (with three successive renewal options of five years each). The leases, which are treated as operating leases under generally accepted accounting principles, require aggregate annual minimum rental payments of $1.54 million, payable monthly. Beginning April 1, 1996, the lease payments are subject to any upward adjustment (not to exceed 3% annually) to the Consumer Price Index over the preceding 12 months.

          Net sale proceeds associated with this transaction totalled $12.1 million which, when compared to the net book value of assets sold of $15.7 million, resulted in a loss of $3.6 million. On May 1, 1995, the Company utilized a portion of the proceeds from the above transaction and prepaid $7.5 million of principal due on the senior secured notes as follows: $3.5 million due on September 30, 1995, $3.5 million due on March 31, 1996 and $0.5 million due on September 30, 1996. In connection with this prepayment, the Company wrote down a proportionate amount of unamortized loan costs related to the senior secured notes, totalling $229,000, and incurred a yield maintenance charge from the holders of the senior secured notes, totalling $234,000. These amounts are reported as a loss from early extinguishment of debt, net of applicable income taxes, in the 1995 statement of operations.

          2. Real Estate Sales: In March and April 1995, the Company sold certain real estate located in Flagstaff, Arizona and Houston, Texas, respectively. These properties were acquired for development approximately 10 years ago and had an aggregate book value of $1.15 million. Net proceeds from the sale of this real estate totalled approximately $0.75 million, resulting in a recorded loss of $0.4 million.

          3. Closure of Day Treatment and Other Outpatient Operations: During 1995, the Company closed its remaining day treatment centers as well as certain outpatient clinics which were producing negative operating margins. In addition, the Company recorded cost report settlements and asset write-downs totalling $380,000 and $190,000, respectively, which became evident in 1995 subsequent to these closures and the closure of day treatment centers in late fiscal 1994. Finally, the Company sold an outpatient rehabilitation clinic in San Antonio, Texas in June 1995. The total losses incurred related to these events was approximately $1,300,000.

          4. Closure of Three Rivers Hospital: The Company recorded certain losses, totalling approximately $0.2 million, resulting from its decision to close Three Rivers Hospital on June 30, 1995 and consolidate the operations of this facility with its Greenbrier facility.

          5. Development Projects: The Company pursued several development opportunities during the year including the potential acquisition of a competitor, the development of rural health clinics and the potential acquisition of a contract management company. These efforts were abandoned or otherwise terminated during the year resulting in a charge against earnings of approximately $800,000.

          In the fourth quarter of fiscal 1994, the Company decided to terminate its development activities related to its day treatment division and to close certain of these centers due to the poor operating performance of this division. In addition, the Company also decided to close four outpatient clinics related to its Heartland Hospital facility during this quarter. Finally, certain adjustments were made which resulted in gain recognition on the sale of Atlantic Shores Hospital facility, which was sold in February 1994. The total net losses related to these closures and sale was $802,000.

          In March 1995, the Financial Accounting Standards Board (FASB) issued Statement Number 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (the "Statement"). The Statement requires companies to compare the recorded values of long-lived assets (defined as land, buildings, fixed equipment and related cost in excess of net asset value of purchased businesses) against the expected future cash flows to be generated by these assets. The Company elected to adopt the Statement in the fourth quarter of fiscal 1995 and, after applying the principles of measurement contained in the Statement and the Company's expectations, recorded a charge against earnings, before taxes, of $20.3 million. This amount is reflected as an asset impairment charge in the accompanying 1995 statement of operations. See "Item 8. Financial Statements and Supplementary Data."

          The Company is a minority stockholder in an enterprise which operates primary care medical clinics on United States' military bases in Germany.
Based on a reassessment in June 1995 of the future expected cash flows to be realized by the Company from this business, the Company determined its investment in this venture was impaired. The amount of this impairment, $1.5 million, is reflected as an asset impairment charge in the accompanying 1995 statement of operations.

          Minority interests reflects the limited partner's share of net income of Three Rivers Hospital and, from October 1994 through April 24, 1995, the minority shareholders' share of net income of RMCI. The amount related to RMCI was not material in fiscal 1995.

          As mentioned previously, effective April 24, 1995, the Company effected the RMCI Distribution. For the period July 1, 1994 to April 24, 1995, net revenues of RMCI totalled $12.9 million (9.5% of total consolidated net revenues of the Company). However, the operating results of RMCI for this period, which were impacted by management fees payable to the Company totalling $237,000, were not material to the consolidated operating results of the Company. Management fees paid to the Company by all of the Company's subsidiaries, including RMCI, represent reimbursement to the Company of its indirect costs for providing financial oversight, information systems and other support. The amount of such fees are determined based upon an estimate of the amount of time spent by Company employees in providing such services. These management fees are eliminated upon consolidation and have no effect on the consolidated results of operations of the Company.

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

          Other operating expenses in fiscal 1994 were $42.9 million, compared to $40.5 million in fiscal 1993. The material changes in other operating expenses consisted of (a) a $1.7 million increase in same facility other operating expenses (from $30.5 million in fiscal 1993 to $32.2 million in fiscal
1994), (b) other operating expenses of $3.3 million attributable to managed care businesses acquired during fiscal 1994, (c) other operating expenses of $0.8 million attributable to subacute and management contract operations and (d) a decrease of $4.0 million in other operating expenses attributable to the sold/leased facilities. The increase in same facility other operating expenses was due to a $2.1 million increase at the Three Rivers Hospital facility, net of a $0.4 million decrease at the Company's other inpatient facilities.

          The provision for doubtful accounts in fiscal 1994 was $5.8 million, compared to $8.1 million in fiscal 1993. Same facility provision for doubtful accounts decreased to $5.8 million in fiscal 1994 (from $7.2 million in fiscal
1993) and the provision for doubtful accounts attributable to the sold/leased facilities was negligible in fiscal 1994 (compared to $0.9 million in fiscal
1993). The provision for doubtful accounts in fiscal 1994 attributable to the Three Rivers Hospital facility, acquired managed care businesses and subacute and management contract operations was not material. The decrease in same facility provision for doubtful accounts was primarily the result of a continued shift in patient mix and the corresponding shift from charge-based payors (which requires a larger amount to be paid by the patient) to cost-based and negotiated per diem rate payors, particularly state governments and other governmental agency payors which administer Medicaid programs. For fiscal 1994, approximately 80% of the Company's net revenues were related to cost-based and negotiated per diem rate payors, compared to 75% in fiscal 1993. See "Item 1. Business--Sources of Revenue."

          Depreciation and amortization in fiscal 1994 totalled $6.8 million, compared to $6.6 million in fiscal 1993. The overall change in this expense item was primarily due to (a) increased depreciation and amortization of $0.5 million attributable to the same facilities (approximately $0.2 million of which was due to the Three Rivers Hospital facility, which incurred this expense for a full year in fiscal 1994), (b) $0.4 million related to managed care businesses acquired during fiscal 1994 and (c) a decrease of $0.9 million in depreciation and amortization attributable to the sold/leased facilities.

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

IMPACT OF INFLATION

          The psychiatric hospital industry is labor intensive, and wages and related expenses increase in inflationary periods. Additionally, suppliers generally seek to pass along rising costs to the Company in the form of higher prices. The Company monitors the operations of its facilities to mitigate the effect of inflation and increases in the costs of health care. To the extent possible, the Company seeks to offset increased costs through increased rates, new programs, and operating efficiencies. However, reimbursement arrangements may hinder the Company's ability to realize the full effect of rate increases. To date, inflation has not had a significant impact on operations.

                              FINANCIAL CONDITION

          The Company records amounts to or from third-party contractual agencies (Medicare, Medicaid and Blue Cross) based on its best estimate, using the principles of cost reimbursement, of amounts to be ultimately received or paid under current and prior years' cost reports filed (or to be filed) with the appropriate intermediaries. Ultimate settlements and other lump-sum adjustments due from and paid to these intermediaries occur at various times during the fiscal year. At June 30, 1995, amounts due from Medicare, Medicaid and Blue Cross totalled $3,273,000, $1,206,000 and $1,477,000, respectively. Also at June 30, 1995, amounts due to Medicare, Medicaid and Blue Cross totalled $4,114,000, $835,000 and $47,000, respectively.

          Restricted cash at June 30, 1994 represented remaining proceeds from the sale of Cumberland Hospital in August 1993. These monies were held in trust and, during the current fiscal year, were used to fund the September 30, 1994 principal payment and approximately 60% of the March 31, 1995 principal payment due on the senior secured notes and the subordinated secured notes.

          At June 30, 1995, total net cash advances made by the Company to or on behalf of RMCI, for purposes of partially funding acquisitions and for working capital and other corporate purposes, totalled $7.4 million. Of this amount, $6 million is represented by an unsecured, interest-bearing (8%), subordinated promissory note due from RMCI and issued on October 25, 1994. Interest on the subordinated promissory note is payable quarterly commencing June 30, 1995 and principal is payable over a four-year period in equal quarterly installments commencing September 30, 1996. The remaining balance owed by RMCI to RHCI, $1.4 million, is governed by a Distribution Agreement which provides that $600,000 is payable by RMCI on or before October 21, 1995 (or on such other terms and conditions as mutually agreed to by RMCI and RHCI), with the balance due and payable on or before December 31, 1996, together with interest at 7% per annum beginning October 21, 1995. As of June 30, 1995, RMCI had paid the Company $275,000 of the amount due on or before October 21, 1995.

          As of the date of the RMCI Distribution in April 1995, the assets and liabilities of RMCI were no longer reflected on the Company's balance sheet.
The significant components of the Company's consolidated balance sheet impacted by the distribution were: (a) current assets (decrease of $3 million), (b) cost in excess of net asset value of purchased businesses (decrease of $10 million),
(c) receivable due from RMCI (increase of $8 million), (d) other noncurrent assets (decrease of $4 million), (e) property and equipment (decrease of $1 million), (f) current liabilities (decrease of $4 million), (g) long-term debt (decrease of $2 million), (h) minority interests payable (decrease of $3 million) and (i) additional paid-in capital (decrease of $1 million).

          During the year ended June 30, 1995, amounts owed to minority interests decreased by $1.9 million. During this period, distributions to the minority partners in the Three Rivers Hospital Limited Partnership reduced the amount owed by $2.5 million, compared to the partners' share of the income of the partnership during this period, which increased the amount owed, by $0.9 million. Also included in amounts owed to minority interests at June 30, 1994 was $0.3 million related to minority stockholders of RMCI. This amount was removed from the Company's consolidated balance sheet in April 1995 after the RMCI Distribution.

          In March and April 1995, the Company sold certain real estate located in Flagstaff, Arizona and Houston, Texas, respectively. These properties were reported as "Real estate held for sale" on the June 1994 balance sheet. Upon the sale of the properties, the recorded value, totalling $1.15 million, was removed from the consolidated balance sheet.

          In April 1995, the Company consummated a sale/leaseback transaction whereby the Company sold the land, buildings and fixed equipment of two of its inpatient facilities for a net sale price of $12.1 million and agreed to lease this property back over a term of 15 years (with three successive renewal options of 5 years each). The leases are accounted for as operating leases under generally accepted accounting principles and, accordingly, the Company's basis in the assets sold, totalling $15.7 million, was removed from its consolidated balance sheet in April 1995. On May 1, 1995, the Company utilized certain of the proceeds from this transaction and prepaid $7.5 million of principal due on its senior secured notes outstanding. The amount prepaid was applied against the scheduled principal payments due on the senior secured notes in September 1995 and March 1996. Accordingly, there are no current maturities associated with this debt obligation as of June 30, 1995.

          In June 1995, the Company elected to adopt, prior to the time it was required to do so, the Statement and recorded a write-down of fixed and intangible assets associated with four facilities totalling $20.3 million. In accordance with the Statement, these facilities' carrying amount of cost in excess of net asset value of purchased businesses, totalling $3.8 million, was eliminated prior to making a reduction of these facilities' carrying amounts of impaired property and equipment. This latter impairment, which totalled $16.5 million, was recorded pursuant to the Statement as a direct reduction in the cost basis of the related property and equipment (rather than as an increase to accumulated depreciation on these assets). The estimated depreciable lives associated with these assets was then adjusted for future years.

          The Company has net deferred tax assets of approximately $8.7 million at June 30, 1995. Management has considered the effects of implementing tax planning strategies, consisting of the sales of certain appreciated property, as the primary basis for not recognizing a valuation allowance related to its deferred tax assets at June 30, 1995. The ultimate realization of deferred tax assets may be affected by changes in the underlying values of the properties considered in the Company's tax planning strategies, which values are dependent upon the operating results and cash flows of the individual properties. The Company plans to evaluate the realizability of its deferred tax assets on a quarterly basis by reviewing its tax planning strategies and assessing the need for a valuation allowance.

                        LIQUIDITY AND CAPITAL RESOURCES

          On February 10, 1994, the Company sold its Atlantic Shores Hospital for $4.8 million. The $4.3 million outstanding balance of the industrial revenue bonds associated with this facility was repaid with the proceeds from such sale.

          On August 31, 1993, the Company sold its Cumberland Hospital facility for $12.3 million. Of the total proceeds, $10.9 million was restricted for the repayment of principal payments due on the senior and subordinated secured notes. At June 30, 1994, $5.3 million was still available and included in restricted cash on the consolidated balance sheet for such use. This amount was used during fiscal 1995 to fully satisfy principal payments due on September 30, 1994 and partially satisfy principal payments due on March 31, 1995.

          The Company's credit facilities include, net of a $7.5 million prepayment on the senior secured notes in May 1995, $34.2 million in senior secured notes, approximately $21 million in letters of credit, $2.3 million in subordinated secured notes and, after the sale/leaseback transaction in April 1995, $2 million in a working capital facility. The senior secured notes bear interest at 11.6% and, on September 30, 1996, resume semi-annual principal payments of approximately $3.5 million through September 30, 1998 and semi-annual principal payments of $5.65 million from March 31, 1999 through March 31, 2000. The subordinated secured notes bear interest at 15.6% and require semi-annual principal payments of $0.2 million through March 31, 2000. Required annual principal payments on the variable rate demand revenue bonds total $0.8 million through year 2000 and $0.9 million to $1.3 million in years 2001 through 2015. Amounts outstanding under the working capital facility, which bear interest at a variable rate, totalled $1.5 million at June 30, 1995. The amount drawn is structured as a revolving credit loan, bearing interest at 8.6% and renewable in 30, 60 and 90-day increments, at the option of the Company. Under the provisions of the Company's Credit Agreement, which governs the terms of the letters of credit and the working capital facility, amounts outstanding under the working capital facility must be reduced to zero for 30 consecutive days in each fiscal year. In August 1995, the Company and banks supporting the Credit Agreement agreed in principle to terms which will extend the expiration date of the Credit Agreement from May 15, 1996 to February 15, 1997. In connection with this extension, the Company agreed to reduce the banks' exposure by $2.8 million on or before December 31, 1995 and an additional $3 million on or before July 1, 1996.

          At the current time, the Company does not have any commitments to make any material capital expenditures. The Company's current primary cash requirements relate to its normal operating and debt service expenses, routine capital improvements at its facilities and selective expansion of outpatient programs and services. In addition, at the current time, the Company's specific development projects include expansion of its contract services division and its network of affiliations with medical/surgical hospitals and other healthcare providers. Construction costs related to the Company's subacute business were completed during fiscal 1995 and this business began generating positive cash flow from operations in the fourth quarter of fiscal 1995. Also, in June 1994 and throughout 1995, the Company closed outpatient day treatment centers and other outpatient clinics which were experiencing negative cash flow.

          On the basis of its historical cash collection experience and projected cash needs, the Company believes that its internally generated funds from operations, together with its working capital facility, remaining proceeds from the April 1995 sale/leaseback transaction ($4.4 million), and funds derived from any future asset sales will be sufficient to fund its current cash requirements, commitments to reduce bank borrowings and future identifiable needs. The Company does not at this time have any pending agreement to sell any of its assets.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Financial statements of the Company and its consolidated subsidiaries are set forth herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Information with respect to the Company's executive officers is contained in Part I under "Item 1. Business -- Executive Officers of the Registrant." The information required by this Item with respect to directors will be contained in the Company's definitive Proxy Statement ("Proxy Statement") for its 1995 Annual Meeting of Stockholders to be held on November 10, 1995 and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 1995.

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

               2.  FINANCIAL STATEMENT SCHEDULES

               Information with respect to this Item is contained on Page S-1 of this Annual Report on Form 10-K.

               3.  EXHIBITS

               Information with respect to this Item is contained in the attached Index to Exhibits.

               (B)  REPORTS ON FORM 8-K:

               There were no reports on Form 8-K filed by the Company for the quarter ended June 30, 1995.

               (C)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K:

               Exhibits required to be filed by the Company pursuant to Item 601 of Regulation S-K are contained in Exhibits listed in response to Item 14(a)3, and are incorporated herein by reference. The management contracts and compensatory plans and arrangements required to be filed as an Exhibit to this Form 10-K are listed in Exhibits 10.71, 10.72, 10.73, 10.74, 10.75, 10.81, 10.82, 10.83, 10.85 and 10.91.

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

DATED:

                              RAMSAY HEALTH CARE, INC.


                              By  /s/ Gregory H. Browne
                                --------------------------------------------
                                GREGORY H. BROWNE
                                CHIEF EXECUTIVE OFFICER, PRINCIPAL FINANCIAL
                                AND ACCOUNTING OFFICER AND DIRECTOR


          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            SIGNATURE/TITLE
                                            ---------------
DATED: September 28, 1995

                                By  /s/ Paul J. Ramsay
                                  ------------------------------------------
                                  PAUL J. RAMSAY
                                  CHAIRMAN OF THE BOARD AND DIRECTOR

DATED: September 28, 1995
                                By  /s/ Gregory H. Browne
                                  ------------------------------------------
                                  GREGORY H. BROWNE
                                  CHIEF EXECUTIVE OFFICER, PRINCIPAL FINANCIAL
                                  AND ACCOUNTING OFFICER AND DIRECTOR

                                          SIGNATURE/TITLE
                                          ---------------

DATED: September 28, 1995
                                  By  /s/ Aaron Beam, Jr.
                                    ----------------------------------------
                                   AARON BEAM, JR.
                                   DIRECTOR

DATED: September 28, 1995
                                  By  /s/ Peter J. Evans
                                    ----------------------------------------
                                   PETER J. EVANS
                                   DIRECTOR

DATED: September 28, 1995
                                  By  /s/ Robert E. Galloway
                                    ----------------------------------------
                                   ROBERT E. GALLOWAY
                                   DIRECTOR

DATED: September 28, 1995
                                  By  /s/ Thomas M. Haythe
                                    ----------------------------------------
                                   THOMAS M. HAYTHE
                                   DIRECTOR

DATED: September 28, 1995
                                  By  /s/ Reynold J. Jennings
                                    ----------------------------------------
                                   REYNOLD J. JENNINGS
                                   PRESIDENT, CHIEF OPERATING
                                   OFFICER AND DIRECTOR

DATED:
                                  By
                                    ----------------------------------------
                                   STEVEN J. SHULMAN
                                   DIRECTOR

DATED: September 28, 1995
                                  By  /s/ Michael S. Siddle
                                    ----------------------------------------
                                   MICHAEL S. SIDDLE
                                   DIRECTOR

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 14(a)(1):

                                                            PAGE
                                                           NUMBER
                                                           ------

Report of Independent Auditors...........................  F-3
Consolidated Balance Sheets -- June 30, 1995 and 1994....  F-4
Consolidated Statements of Operations-- For the Years
  Ended June 30, 1995, 1994 and 1993.....................  F-6
Consolidated Statements of Stockholders' Equity  -- For
  the Years Ended June 30, 1995, 1994 and 1993...........  F-7
Consolidated Statements of Cash Flows -- For the Years
  Ended June 30, 1995, 1994 and 1993.....................  F-8
Notes to Consolidated Financial Statements...............  F-9

     The following Financial Statement Schedule of the Registrant and its subsidiaries is submitted herewith in response to Item 14(a)(2):

  VIII  --  Valuation and Qualifying Accounts............  S-1

     All other schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements including the notes thereto.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
RAMSAY HEALTH CARE, INC.

     We have audited the accompanying consolidated balance sheets of Ramsay Health Care, Inc. and Subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ramsay Health Care, Inc. and Subsidiaries at June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in the Note on Impairment of Assets on page F-12 to the consolidated financial statements, the Company changed its method of accounting for the impairment of long-lived assets in 1995. As discussed in the Note on Income Taxes on page F-17 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993.

                                    ERNST & YOUNG LLP

New Orleans, Louisiana
September 13, 1995

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30
                                                      --------------------------
                                                          1995          1994
                                                      ------------  ------------

ASSETS

Current assets
 Cash and cash equivalents..........................  $  9,044,000  $  6,207,000
 Restricted cash....................................            --     5,311,000
 Patient accounts receivable, less allowances for
  doubtful accounts of $3,886,000 and $3,925,000
  at June 30, 1995 and 1994, respectively...........    21,564,000    23,019,000
 Amounts due from third-party contractual agencies..     5,956,000     6,604,000
 Other receivables..................................     3,655,000     2,139,000
 Other current assets...............................     2,764,000     3,040,000
                                                      ------------  ------------
  Total current assets..............................    42,983,000    46,320,000



Other assets
 Cash held in trust.................................     1,778,000     1,805,000
 Cost in excess of net asset value of purchased
  businesses........................................       663,000    12,042,000
 Unamortized preopening and loan costs..............     2,221,000     3,731,000
 Other intangible assets............................            --     3,048,000
 Real estate held for sale..........................            --     1,150,000
 Receivable from affiliated company.................     7,170,000            --
 Deferred income taxes..............................     8,652,000            --
 Other non-current assets...........................     2,301,000     4,911,000
                                                      ------------  ------------
                                                        22,785,000    26,687,000

Property and equipment
 Land...............................................     5,383,000     9,009,000
 Building and improvements..........................    77,630,000   118,555,000
 Equipment, furniture and fixtures..................    19,611,000    20,626,000
                                                      ------------  ------------
                                                       120,624,000   148,190,000
 Less accumulated depreciation......................    29,156,000    38,039,000
                                                      ------------  ------------
                                                        73,468,000   110,161,000
                                                      ------------  ------------

                                                      $139,236,000  $183,168,000
                                                      ============  ============

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30
                                                               ---------------------------
                                                                    1995          1994
                                                                    ----          ----
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable........................................  $  3,868,000   $  2,306,000
     Accrued salaries and wages..............................     4,843,000      4,291,000
     Other accrued liabilities...............................     1,347,000      4,386,000
     Amounts due to third-party contractual agencies.........     4,996,000      4,729,000
     Current portion of long-term debt.......................     3,831,000      9,460,000
                                                               ------------   ------------
          Total current liabilities..........................    18,885,000     25,172,000

Deferred income taxes........................................            --      4,932,000

Liabilities for unpaid self-insurance claims.................     1,337,000      1,341,000

Long-term debt, less current portion.........................    55,568,000     67,707,000

Minority interests...........................................     1,667,000      3,548,000

Stockholders' equity
     Class A convertible preferred stock, $1 par value--
       authorized 800,000 shares; issued 22,910 shares
       at June 30, 1994......................................            --         23,000
     Class B convertible preferred stock, Series C, $1 par
        value--authorized 152,321 shares; issued
        142,486 shares (liquidation value of $7,244,000)
        including accrued dividends of $91,000...............       233,000        233,000
     Common stock, $.01 par value--authorized 20,000,000
       shares; issued 8,290,795 shares at June 30, 1995 and
       8,200,760 shares at June 30, 1994.....................        83,000         82,000
     Additional paid-in capital..............................    99,147,000    100,048,000
     Retained earnings (deficit).............................   (33,785,000)   (16,483,000)
     Treasury stock--581,550 common shares at June 30, 1995
       and 481,750 common shares at June 30, 1994, at cost...    (3,899,000)    (3,435,000)
                                                               ------------   ------------
          Total stockholders' equity.........................    61,779,000     80,468,000
                                                               ------------   ------------

                                                               $139,236,000   $183,168,000
                                                               ============   ============

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          YEAR ENDED JUNE 30
                                                            ------------------------------------------
                                                                1995           1994           1993
                                                            -------------  -------------  -------------

NET REVENUES..............................................  $136,418,000   $137,002,000   $136,354,000
Operating expenses:
 Salaries, wages and benefits.............................    72,061,000     64,805,000     63,810,000
 Other operating expenses.................................    44,741,000     42,907,000     40,454,000
 Provision for doubtful accounts..........................     5,086,000      5,846,000      8,148,000
 Depreciation and amortization............................     7,290,000      6,836,000      6,605,000
 Interest and other financing charges.....................     8,347,000      8,906,000      9,494,000
 Loss on sales and closure of facilities..................     6,431,000        802,000      7,524,000
 Asset impairment charges.................................    21,815,000             --             --
 Restructuring and other charges..........................            --             --      1,367,000
                                                            ------------   ------------   ------------
TOTAL OPERATING EXPENSES..................................   165,771,000    130,102,000    137,402,000
                                                            ------------   ------------   ------------
INCOME (LOSS) BEFORE MINORITY INTERESTS,
 INCOME TAXES, EXTRAORDINARY ITEM AND
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE...................   (29,353,000)     6,900,000     (1,048,000)
Minority interests........................................       887,000      4,824,000      1,126,000
                                                            ------------   ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES,
 EXTRAORDINARY ITEM AND CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE..............................   (30,240,000)     2,076,000     (2,174,000)
Provision (benefit) for income taxes......................   (13,195,000)       599,000        159,000
                                                            ------------   ------------   ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE...................   (17,045,000)     1,477,000     (2,333,000)
Extraordinary item:
 Loss from early extinguishment of debt, less
   applicable income tax benefit of $206,000 in 1995 and
   $103,000 in 1994.......................................      (257,000)      (155,000)    (1,580,000)
Cumulative effect of change in accounting for
   income taxes...........................................            --             --      2,353,000
                                                            ------------   ------------   ------------
NET INCOME (LOSS).........................................  $(17,302,000)  $  1,322,000   $ (1,560,000)
                                                            ============   ============   ============

Income (loss) per common and dilutive common
 equivalent share:
 Primary:
   Before extraordinary item and cumulative effect of
   accounting change......................................  $      (2.25)  $       0.15   $      (0.29)
   Extraordinary item:
    Loss from early extinguishment of debt................         (0.03)         (0.01)         (0.20)
   Cumulative effect of change in accounting for
    income taxes..........................................            --             --           0.29
                                                            ------------   ------------   ------------
                                                            $      (2.28)  $       0.14   $      (0.20)
                                                            ============   ============   ============
 Fully diluted:
   Before extraordinary item and cumulative effect of
   accounting change......................................  $      (2.24)  $       0.15   $      (0.29)
   Extraordinary item:
    Loss from early extinguishment of debt................         (0.03)         (0.01)         (0.20)
   Cumulative effect of change in accounting for
    income taxes..........................................            --             --           0.29
                                                            ------------   ------------   ------------
                                                            $      (2.27)  $       0.14   $      (0.20)
                                                            ============   ============   ============
Weighted average number of common and dilutive common
 equivalent shares outstanding:
 Primary..................................................     7,743,000      9,641,000      7,932,000
 Fully diluted............................................     7,794,000      9,679,000      7,932,000


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                               CLASS B
                                                 CLASS A     CONVERTIBLE
                                               CONVERTIBLE    PREFERRED              ADDITIONAL      RETAINED
                                                PREFERRED       STOCK      COMMON      PAID-IN       EARNINGS       TREASURY
                                                  STOCK       SERIES C     STOCK       CAPITAL       (DEFICIT)       STOCK
                                               ------------  -----------  --------  -------------  -------------  ------------
BALANCE AT JULY 1, 1992......................     $ 23,000      $     --   $81,000  $ 93,794,000   $(16,245,000)  $(1,585,000)

Dividends on Class B redeemable
   convertible preferred stock...............           --            --        --      (150,000)            --            --
Purchase of treasury stock (120,000 shares)..           --            --        --            --             --      (706,000)
Issuance of Class B preferred stock,
   Series C (142,486 shares).................           --       142,000        --     6,203,000             --            --
Net loss.....................................           --            --        --            --     (1,560,000)           --
                                               -----------   -----------  --------  ------------   ------------   -----------

BALANCE AT JUNE 30, 1993.....................       23,000       142,000    81,000    99,847,000    (17,805,000)   (2,291,000)

Exercise of stock options (112,834 shares)...           --            --     1,000       565,000             --            --
Dividends on Class B convertible preferred
   stock, Series C...........................           --        91,000        --      (364,000)            --            --
Purchase of treasury stock (160,000 shares)..           --            --        --            --                   (1,144,000)
Net income...................................           --            --        --            --      1,322,000            --
                                               -----------   -----------  --------  ------------   ------------   -----------

BALANCE AT JUNE 30, 1994.....................       23,000       233,000    82,000   100,048,000    (16,483,000)   (3,435,000)

Exercise of stock options (74,166 shares)....           --            --     1,000       378,000             --            --
Shares issued in connection with employee
   stock purchase plan (15,869 shares).......           --            --        --        89,000             --            --
Dividends on Class B convertible
   preferred stock, Series C.................           --            --        --      (364,000)            --            --
Purchase of treasury stock (99,800 shares)...           --            --        --            --             --      (464,000)
Cancellation of Class A convertible
   preferred stock...........................      (23,000)           --        --      (100,000)            --            --
Distribution of subsidiary to
   stockholders..............................                                           (904,000)
Net loss.....................................           --            --        --            --    (17,302,000)           --
                                               -----------   -----------  --------  ------------   ------------   -----------

BALANCE AT JUNE 30, 1995.....................     $     --      $233,000   $83,000  $ 99,147,000   $(33,785,000)  $(3,899,000)
                                               ===========   ===========  ========  ============   ============   ===========


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED JUNE 30
                                                                     --------------------------------------
                                                                      1995            1994            1993
                                                                     ------          ------          ------
Cash flows from operating activities
Net income (loss)............................................    $(17,302,000)    $ 1,322,000       $(1,560,000)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
   Cumulative effect of change in accounting for income
     taxes...................................................              --              --        (2,353,000)
   Depreciation and amortization.............................       8,074,000       7,638,000         7,173,000
   Asset impairment charges..................................      21,815,000              --                --
   Loss on early extinguishment of debt......................         463,000         258,000         1,580,000
   Write-off of development and other costs..................         716,000              --         1,367,000
   (Gain) loss on disposal of assets.........................       5,096,000         722,000          (121,000)
   Benefit for deferred income taxes.........................     (13,584,000)     (1,188,000)         (696,000)
   Provision for doubtful accounts...........................       5,086,000       5,846,000         8,148,000
   Provision for loss on sales and closure of facilities.....              --              --         6,415,000
   Minority interests........................................         887,000       4,824,000         1,126,000
   Cash flows from (increase) decrease in operating assets:
     Patient accounts receivable.............................      (4,410,000)     (2,169,000)       (8,833,000)
     Other current assets....................................        (522,000)     (2,071,000)        1,233,000
     Other non-current assets................................         616,000        (554,000)          164,000
   Cash flows from increase (decrease) in operating
    liabilities:
     Accounts payable........................................       2,466,000      (2,484,000)          940,000
     Accrued salaries, wages and other liabilities...........        (745,000)      3,150,000          (674,000)
     Unpaid self-insurance claims............................          (4,000)     (1,078,000)         (456,000)
     Amounts due to third-party contractual agencies.........         267,000      (1,385,000)          724,000
                                                                 ------------     -----------       -----------
       Total adjustments.....................................      26,221,000      11,509,000        15,737,000
                                                                 ------------     -----------       -----------
         Net cash provided by operating activities...........       8,919,000      12,831,000        14,177,000
                                                                 ------------     -----------       -----------
Cash flows from investing activities:
   Proceeds from sales of assets.............................         970,000      16,422,000           300,000
   Acquisitions of businesses.................................             --      (6,022,000)               --
   Expenditures for property and equipment...................      (2,726,000)     (5,070,000)       (5,569,000)
   Development project costs.................................      (2,124,000)       (388,000)       (1,878,000)
   Preopening costs..........................................        (329,000)     (2,195,000)         (905,000)
   Restricted cash (reserved) used for debt payments.........       5,311,000      (5,311,000)               --
   Cash held in trust........................................        (974,000)        806,000           166,000
                                                                 ------------     -----------       -----------
         Net cash provided by (used in) investing activities.         128,000      (1,758,000)       (7,886,000)
                                                                 ------------     -----------       -----------
Cash flows from financing activities
   Loan costs................................................        (290,000)       (220,000)       (1,619,000)
   Proceeds from sale/leaseback of facilities and equipment..      12,015,000              --         1,857,000
   Distribution to minority interests........................      (2,466,000)     (2,741,000)               --
   Proceeds from working capital facility....................       2,500,000              --                --
   Proceeds from private placement of shares of subsidiary...       3,320,000              --                --
   Reduction in cash due to distribution of subsidiary.......      (1,427,000)             --                --
   Payment of costs related to distribution of subsidiary....      (1,696,000)             --                --
   Proceeds from exercise of options and employee
     stock purchases.........................................         468,000         566,000                --
   Payments on debt..........................................     (17,683,000)    (11,734,000)       (3,884,000)
   Payment of preferred stock dividends......................        (364,000)       (273,000)         (150,000)
   Issuance of Class B preferred stock, Series C.............              --              --           265,000
   Cancellation of Class A preferred stock...................        (123,000)             --                --
   Purchase of treasury stock................................        (464,000)     (1,144,000)         (706,000)
                                                                 ------------     -----------       -----------
         Net cash used in financing activities...............      (6,210,000)    (15,548,000)       (4,237,000)
                                                                 ------------     -----------       -----------
 Net increase (decrease) in cash and cash equivalents........       2,837,000      (4,475,000)        2,054,000
 Cash and cash equivalents at beginning of year..............       6,207,000      10,682,000         8,628,000
                                                                 ------------     -----------       -----------
 Cash and cash equivalents at end of year....................    $  9,044,000     $ 6,207,000       $10,682,000
                                                                 ============     ===========       ===========

                See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

BASIS OF PRESENTATION

          The consolidated financial statements include the accounts of Ramsay Health Care, Inc. and its majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

INDUSTRY

          The Company is a provider of a full continuum of behavioral health services. It operates private, free-standing acute care psychiatric hospitals as well as outpatient day hospitals, subacute units and residential treatment units. In addition, the Company operates mental health programs for public sector and private owners under management contracts.

          In October 1993, the Company, through its subsidiary Ramsay Managed Care, Inc. ("RMCI"), entered the managed mental healthcare business through its acquisition of Florida Psychiatric Management, Inc. In October 1994, the Company announced its intention to distribute its holdings of common stock of RMCI to the holders of the Company's common and preferred stock. Also in October 1994, RMCI completed a private placement of its common stock, which diluted the Company's percentage stock ownership in RMCI from approximately 97% to approximately 58%. On April 24, 1995, the Company distributed the stock of RMCI held by it to the holders of record on April 21, 1995 of the Company's common and preferred stock. The distribution of RMCI was recorded at net book value. In addition, in connection with the "spin-off" of this subsidiary, RMCI announced a rights offering to the holders of its common stock on the distribution date. Subsequent to this distribution, RMCI ceased being a subsidiary of the Company.

          The distribution of RMCI reduced additional paid-in capital of the Company by $904,000. In addition, costs related to the distribution of RMCI, which include accounting, legal, printing, investment banking and distribution agent fees and expenses, were charged to the operations of RMCI (and not the Company) effective on the date of the distribution and costs related to the private placement and rights offering by RMCI were deducted from additional paid-in capital of RMCI (and not the Company) on the effective date of the distribution.

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

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

MEDICARE, MEDICAID AND OTHER CONTRACTED REIMBURSEMENT PROGRAMS

          Net revenues include estimated reimbursable amounts from Medicare, Medicaid and other contracted reimbursement programs. Amounts received by the Company for treatment of patients covered by such programs, which may be based on the cost of services provided or predetermined rates, are generally less than the established billing rates of the Company's hospitals. Final determination of amounts earned under contracted reimbursement programs is subject to review and audit by the appropriate agencies. Differences between amounts recorded as estimated settlements and the audited amounts are reflected as adjustments to net revenues in the period the final determination is made. See Note on Reimbursement from Third-Party Contractual Agencies.

CHARITY CARE

          The Company provides care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported as revenue.

INTANGIBLE ASSETS AND DEFERRED COSTS

          Cost in excess of net asset value of purchased businesses includes amounts related to certain inpatient psychiatric facilities acquired by the Company from 1983 to 1990 and, at June 30, 1994, amounts related to managed mental healthcare businesses acquired by RMCI. Cost in excess of net asset value of purchased businesses related to the psychiatric facilities is being amortized on a straight-line basis over 40 years whereas amounts related to RMCI were being amortized on a straight-line basis over periods ranging from 15 to 25 years. Other intangible assets at June 30, 1994 related to RMCI and included the value assigned to acquired clinical protocols, established provider networks and existing contracts. These amounts were being amortized on a straight-line basis over periods generally ranging from 10 to 20 years. In connection with the spin-off of RMCI in April 1995, the intangible assets of RMCI ceased being assets of the Company.

          The carrying value of cost in excess of net asset value of purchased businesses is reviewed by Company management if the facts and circumstances suggest that it may be impaired. If this review indicates that these costs will not be recoverable, as determined based on the undiscounted cash flows of the entity over the remaining amortization period, the Company's carrying value of these costs is reduced by the estimated shortfall of cash flows. In connection with the Company's decision to adopt early the provisions of Financial Accounting Standards Board (FASB) Statement Number 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company determined that cost in excess of net asset value of purchased businesses associated with three inpatient psychiatric facilities was impaired. See Impairment of Assets below.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

          Preopening costs, principally salaries and other costs incurred prior to opening a new facility, program or business, are deferred and amortized on a straight-line basis over two years.

          Loan costs are deferred and amortized ratably over the life of the loan and are included in interest and other financing charges. When a loan or a portion thereof is prepaid, a proportionate amount of deferred loan costs associated with the borrowing is written off and reported as an extraordinary loss from early extinguishment of debt in the Company's statement of operations.

          Accumulated amortization of the Company's intangible assets and deferred costs as of June 30, 1995 and 1994 was $7,544,000 and $7,094,000,
respectively.

PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost, except for assets considered to be impaired pursuant to FASB Statement Number 121, which are stated at fair value of the assets as of the date the assets are determined to be impaired. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations.

          Depreciation is computed substantially on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes. The general range of estimated useful lives for financial reporting purposes is twenty to forty years for buildings and five to twenty years for equipment.

PROFESSIONAL AND GENERAL LIABILITY INSURANCE

          The Company maintains a self-insurance program for its hospital professional liability insurance and commercial and general liability insurance. The Company and its facilities are insured for professional and general liability in the aggregate amount of $25 million with a self-insured retention of $500,000 per claim. The Company records the liability for uninsured professional and general liability losses related to asserted and unasserted claims arising from reported and unreported incidents based on independent valuations which consider claim development factors, the specific nature of the facts and circumstances giving rise to each reported incident and the Company's history with respect to similar claims. The development factors are based on a blending of the Company's actual experience with industry standards.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

INCOME TAXES

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company adopted FASB Statement Number 109 as of July 1, 1992 (See note on Income Taxes.)

LOSS ON SALES AND CLOSURE OF FACILITIES

          The Company estimates and records losses on the sales of facilities in the period in which the Company and buyer reach agreement and commit to the sale transaction. The Company estimates and records losses on the closure of facilities and clinics in the period in which the decision is made to close such operations.

          During the third quarter of fiscal 1995, the Company recorded a loss in connection with the sale and leaseback of two inpatient facilities, totalling $3,600,000, and a loss in connection with the sale of real estate, totalling $400,000. In addition, the Company closed certain outpatient operations during fiscal 1995, incurred additional losses in 1995 on outpatient operations closed in fiscal 1994, and closed one of its inpatient facilities on June 30, 1995. Losses recorded as a result of these closures totalled approximately $1,500,000.

          During the fourth quarter of fiscal 1994, the Company terminated its plan to develop additional outpatient treatment centers and closed or made the decision to close certain of these centers already in operation. The losses associated with these actions, which totalled approximately $1.3 million, were offset by a $500,000 gain recognized on the sale of the Company's Atlantic Shores Hospital facility.

          During fiscal 1993, the Company terminated operations in a leased facility in California, leased its Harbor Oaks Hospital facility in Fort Walton Beach, Florida to a third party, and agreed to sell its Cumberland Hospital facility in Fayetteville, North Carolina. As a result of these transactions, the Company recorded a charge against earnings of $7,524,000 in fiscal 1993.

IMPAIRMENT OF ASSETS

          In the fourth quarter of fiscal 1995, the Company elected to adopt early the provisions of FASB Statement Number 121. Statement 121 requires that a new cost basis be established for impaired assets based on the fair value of the assets as of the date the assets are determined to be impaired, and that previously recorded accumulated depreciation related to the impaired assets be eliminated. Based on a comparison of the recorded values of the long-lived assets (defined as land, buildings, fixed equipment and related cost in excess of net asset value of purchased businesses) of four of the Company's facilities which had experienced recent declines in operating performance, against the expected future cash flows to be generated by

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

these assets, and after applying the principles of measurement contained in the Statement, the Company recorded an asset impairment charge of $20.3 million ($11.4 million, after an income tax benefit of $8.9 million, or $1.47 per share). In accordance with the Statement, these facilities' carrying amount of cost in excess of net asset value of purchased businesses, totalling $3.8 million, was eliminated prior to recording an impairment to the carrying amount of property and equipment, which totalled $16.5 million. The fair value of the impaired assets was estimated using discounted future cash flows expected from the assets.

          The Company is a minority stockholder in an enterprise which operates primary care medical clinics on United States' military bases in Germany. Based on a reassessment of the future expected cash flows to be realized by the Company from this business in June 1995, the Company determined its investment in this venture was impaired and recorded an asset impairment charge of $1.5 million.

RESTRUCTURING AND OTHER CHARGES

          In the fourth quarter of fiscal 1993, the Company recorded a noncash, non-recurring charge of $1,367,000, of which approximately $800,000 is attributable to the Company's decision to terminate certain development projects primarily related to inpatient facilities. In addition, upon consummation of the Company's new credit agreement in the fourth quarter of fiscal 1993, the Company determined that approximately $500,000 of deferred loan costs should be written off.

EARNINGS PER SHARE

          Primary earnings per share are calculated by dividing income before extraordinary items and cumulative effect of accounting change and net income by the weighted average number of common and dilutive common equivalent shares outstanding during each period. The Company's common stock equivalents include Class A Convertible Preferred Stock (which was cancelled by the holder in June
1995), Class B Convertible Preferred Stock, Series C and stock options and warrants to purchase Common Stock. Fully diluted earnings per share are calculated as if all conversions and exercises had occurred at the beginning of the year.

MINORITY INTERESTS

          The equity of minority partners in Company subsidiaries is reported on the balance sheet as minority interests. Minority interests reflect changes for the respective share of income of the subsidiaries attributable to the minority partners, the effect of which is also reflected in the results of operations of the Company, and for distributions made to the minority partners.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

CASH EQUIVALENTS

          Cash equivalents include short-term, highly liquid interest-bearing investments consisting primarily of certificates of deposit, commercial paper, money market mutual funds and demand revenue bonds. The carrying values of these cash equivalents approximate fair value.

RESTRICTED CASH

          Restricted cash at June 30, 1994 represents the remaining proceeds from the sale of Cumberland Hospital in August 1993. These monies were held in trust and used to fund the September 30, 1994 principal payment and partially fund the March 31, 1995 principal payment due on the senior secured and subordinated secured notes. The carrying value of restricted cash approximated fair value at June 30, 1994.

CASH HELD IN TRUST

          Cash held in trust is revocable by the Company under certain circumstances and includes cash and short-term investments for payment of self-insurance losses. The carrying value of cash held in trust approximates fair value.

LONG-TERM DEBT
--------------

          The Company's long-term debt is as follows:

                                                      JUNE 30
                                              ------------------------
                                                 1995         1994
                                              -----------  -----------
  11.6% Senior secured notes due
    March 31, 2000..........................  $34,169,000  $48,025,000
  Variable rate revenue bonds through 2015..   20,200,000   21,000,000
  15.6% Subordinated secured notes due
    March 31, 2000..........................    2,308,000    2,769,000
  Acquisition debt on RMCI subsidiaries:
    7% debentures...........................          ---    2,292,000
    8.25% note payable......................          ---    1,000,000
  Capital lease obligation..................      919,000    1,318,000
  Working capital facility..................    1,500,000          ---
  Other notes payable.......................      303,000      763,000
                                              -----------  -----------
                                               59,399,000   77,167,000
  Less amounts due within one year..........    3,831,000    9,460,000
                                              -----------  -----------
                                              $55,568,000  $67,707,000
                                              ===========  ===========

          The aggregate scheduled maturities of long-term debt during the five years subsequent to June 30, 1995 are as follows: 1996 -- $3,831,000; 1997 -- $8,037,000; 1998 -- $8,324,000; 1999 -- $10,443,000; and 2000 -- $12,562,000.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

          The Company has pledged as collateral substantially all of its real property.

          On May 21, 1993, the Company finalized a credit facility (the "1993 Credit Facility") for letters of credit (to support the variable rate demand revenue bonds) and working capital with a group of banks. The 1993 Credit Facility included approximately $27.5 million in letters of credit and $4.0 million in a working capital facility. Due to principal payments and the redemption of the variable rate revenue bonds associated with the Atlantic Shores Hospital facility, the letters of credit outstanding at June 30, 1995 totalled $21.1 million. In addition, the working capital facility, which was reduced to a $2.0 million facility in April 1995, had amounts drawn of $1.5 million and zero at June 30, 1995 and 1994, respectively. Amounts outstanding under the working capital facility bear interest at a variable rate which, at June 30, 1995, was 8.6%.

          The 1993 Credit Facility expires in May 1996. However, in August 1995, the Company and group of banks agreed in principle to a nine-month extension of the 1993 Credit Facility. In connection with this extension, certain financial covenants were modified and the Company agreed to reduce the banks' exposure by $2.8 million on or before December 31, 1995 and an additional $3.0 million on or before July 1, 1996.

          On April 30, 1990, the Company entered into credit facilities (the "1990 Credit Facilities") with a group of insurance companies and banks. The 1990 Credit Facilities included $56.5 million in Senior Secured Notes and $3.0 million in Subordinated Secured Notes. On May 1, 1995, the Company utilized a portion of the proceeds from the sale/leaseback of two facilities and prepaid $7.5 million of principal due on the Senior Secured Notes as follows:
$3,531,250 due on September 30, 1995, $3,531,250 due on March 31, 1996 and
$437,500 due on September 30, 1996. In connection with this prepayment, the Company wrote down a proportionate amount of unamortized loan costs related to the Senior Secured Notes totalling $229,000 and incurred a yield maintenance charge from the holders of the Senior Secured Notes, totalling $234,000. These amounts, net of an applicable income tax benefit of $206,000, are reported as a loss from early extinguishment of debt in the 1995 statement of operations. The Senior Secured Notes bear interest at 11.6% and are due in semi-annual installments that began on March 31, 1993 and, after the May 1, 1995 prepayment, resume semi-annual installments on September 30, 1996 through March 31, 2000. The Subordinated Secured Notes bear interest at 15.6% and are due in semi-annual installments that began on March 31, 1994 and end on March 31, 2000.

          Under the 1993 and 1990 Credit Facilities, the Company is required to meet certain covenants, including: (1) the maintenance of a minimum level of consolidated tangible net worth; (2) the maintenance of a working capital ratio; and (3) the maintenance of certain fixed charge coverage and debt service ratios. At June 30, 1995, the Company was in compliance with the terms of the 1993 and 1990 Credit Facilities.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

          The Company has entered into loan agreements with various state and local governmental agencies for the purpose of financing or providing reimbursement for the construction costs of certain of the Company's psychiatric hospitals or treatment facilities within respective states. Each state governmental agency funded its loan with proceeds of tax-exempt variable rate demand revenue bonds in the same amount as its loan. These loans, which have a term generally of 30 years, have an outstanding balance at June 30, 1995 totalling $20.2 million. The interest rate will be the same as the applicable revenue bonds, which ranged from 4% to 7.2% at June 30, 1995. The Company is required to deliver an irrevocable standby letter of credit for each bond in an amount equal to the total principal payments due under the bond, plus a stipulated number of days interest. Such letters of credit are provided in the 1993 Credit Facility.

          FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. The fair values of the Company's long-term debt (excluding capital lease obligations) are estimated using discounted cash flow analyses, based on the Company's estimated current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts of all long-term debt are the same as the estimated fair values with the exception of the Senior Secured Notes and the Subordinated Secured Notes. The fair values of these two notes are estimated to be $35,646,000 and $2,580,000, respectively, at June 30, 1995 and $51,463,000 and $3,227,000, respectively, at June 30, 1994.

OPERATING LEASES
----------------

          In April 1995, the Company sold and leased back the land, buildings and fixed equipment of two of its inpatient facilities. The leases have a primary term of 15 years (with three successive renewal options of 5 years each) and require aggregate annual minimum rentals of $1.54 million, payable monthly. Beginning April 1, 1996, the lease payments are subject to any upward adjustment (not to exceed 3% annually) in the consumer price index over the preceding twelve months. Effective April 1995, the Company agreed to lease an 80-bed facility near Salt Lake City, Utah for four years, with an option to renew for an additional three years. The lease requires annual base rental payments of $456,000. In addition, the lease provides for percentage rent payments to the lessor equal to 2% of the net revenues of the facility, payable quarterly. The Company leases its Corporate headquarters for a term of five years ending in April 1999 and various other clinics and outpatient operations over terms ranging from one to five years. Rent expense related to noncancellable operating leases amounted to $2,718,000, $2,052,000 and $1,687,000 for the years ended June 30, 1995, 1994 and 1993, respectively.

          Future minimum lease payments required under noncancellable operating leases as of June 30, 1995 are as follows: 1996--$2,944,000; 1997--$2,689,000;
1998--$2,506,000; 1999--$2,198,000; 2000--$1,715,000; and thereafter--
$15,760,000.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

INCOME TAXES
------------

          During the fourth quarter of fiscal 1993, effective July 1, 1992, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by FASB Statement No. 109, "Accounting for Income Taxes." As permitted by the Statement, prior years' financial statements were not restated. The cumulative effect of adopting FASB Statement No. 109 as of July 1, 1992 was to increase net income in 1993 by $2,353,000.

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                    JUNE 30
                                                           -------------------------
                                                              1995          1994
                                                           -----------  ------------
        Deferred tax liabilities:
           Book basis of fixed assets over tax basis.....  $ 4,023,000  $ 9,494,000
           Change in tax accounting methods..............      685,000    1,435,000
           Economic performance..........................      316,000      320,000
           Other-net.....................................      248,000      679,000
                                                           -----------  -----------
                Total deferred tax liabilities...........    5,272,000   11,928,000
        Deferred tax assets:.............................
           Allowance for doubtful accounts...............      609,000      723,000
           General and professional liability insurance..      635,000      584,000
           Accrued employee benefits.....................      417,000      312,000
           Investment in nonconsolidated subsidiaries....    1,401,000      460,000
           Impairment of investment......................      568,000           --
           Other.........................................      604,000           --
           Net operating loss carryovers.................    8,146,000    5,752,000
           Alternative minimum tax credit carryovers.....    1,544,000    1,668,000
                                                           -----------  -----------
                Total deferred tax assets................   13,924,000    9,499,000
           Valuation allowance for deferred tax assets...           --   (2,503,000)
                                                           -----------  -----------
                Net deferred tax assets..................   13,924,000    6,996,000
                                                           -----------  -----------
                Net deferred tax assets (liabilities)....  $ 8,652,000  $(4,932,000)
                                                           ===========  ===========


                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

          The provision (benefit) for income taxes consists of the following:

                                                          YEAR ENDED JUNE 30
                                                          -------------------
                                               1995            1994             1993
                                           -------------  ---------------  --------------
Income taxes currently payable:
 Federal.................................  $        ---       $   810,000      $ 686,000
 State...................................       183,000           874,000        169,000
Deferred income taxes:
 Federal.................................   (12,154,000)       (1,196,000)      (621,000)
 State...................................    (1,430,000)            8,000        (75,000)
                                           ------------       -----------      ---------
                                           $(13,401,000)      $   496,000      $ 159,000
                                           ============       ===========      =========

          The provision (benefit) for income taxes is reported in the consolidated statements of operations as follows:

                                                          YEAR ENDED JUNE 30
                                                          ------------------
                                               1995               1994            1993
                                           ------------       ------------    -----------
Provision (benefit) for income taxes.....  $(13,195,000)        $ 599,000      $ 159,000
Income tax benefit from loss on early
 extinguishment of debt..................      (206,000)         (103,000)           ---
                                           ------------         ---------      ---------
                                           $(13,401,000)        $ 496,000      $ 159,000
                                           ============         =========      =========

          The provision (benefit) for income taxes included in the consolidated statements of operations differs from the amounts computed by applying the statutory rate to income (loss) before income taxes, as follows:


                                                           YEAR ENDED JUNE 30
                                                           -------------------
                                                1995            1994             1993
                                            -------------  ---------------  --------------
Income (loss) before income taxes,
 extraordinary items and cumulative
 effect of accounting change..............  $(30,240,000)      $2,076,000       $(2,174,000)
Federal statutory income tax rate.........            34%              34%               34%
                                            ------------       ----------       -----------
                                             (10,282,000)         706,000          (739,000)
                                            ------------       ----------       -----------
Benefit of net operating loss recognized..    (2,503,000)        (921,000)         (944,000)
Write-off of cost in excess of net asset
 value of purchased businesses............       956,000               --         1,357,000
Income tax benefit from loss on early
 extinguishment of debt...................      (206,000)        (103,000)               --
State income taxes........................    (1,247,000)         882,000           175,000
Other.....................................      (119,000)         (68,000)          310,000
                                            ------------       ----------       -----------
                                            $(13,401,000)      $  496,000       $   159,000
                                            ============       ==========       ===========

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

          The Company's valuation allowance related to deferred tax assets was reduced from $2,503,000 at June 30, 1994 to zero at June 30, 1995, based on increases in the underlying values of the properties considered in the Company's tax planning strategies. At June 30, 1995, net operating loss carryovers of approximately $21.4 million (of which $17.6 million expires from 2000 to 2003 and $3.8 million expires in 2010) and alternative minimum tax credit carryovers of approximately $1.5 million, are available to reduce future federal income taxes, subject to certain annual limitations.

STOCKHOLDERS' EQUITY
--------------------

          The Class A Convertible Preferred Stock, which was not entitled to receive dividends, did not have any liquidation preference, had no voting rights and was convertible at any time into Common Stock on a share-for-share basis, was cancelled by the holder in June 1995 at $5.36 per share. The excess of the cancellation price over par value was accounted for as a reduction of additional paid-in capital.

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

          On June 30, 1993, the Company issued 142,486 shares of Class B Preferred Stock, Series C in a recapitalization of the interests of Paul J. Ramsay, the Company's chairman. (See note on Related Party Transactions).

          The Board of Directors has adopted a Stockholders Rights Plan, under which the Company distributed a dividend of one common share purchase right for each outstanding share of the Company's common stock (calculated as if all outstanding shares of Class B preferred stock, Series C were converted into shares of common stock). Each right becomes exercisable upon the occurrence of certain events for a number of shares of the Company's common stock having a market price totalling $24 (subject to certain anti-dilution adjustments which may occur in the future). The rights currently are not exercisable and will be exercisable only if a new person acquires 20% or more of the Company's common stock or announces a tender offer resulting in ownership of 20% or more of the Company's

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

common stock. The rights, which expire on August 14, 2005, are redeemable in whole or in part at the Company's option at any time before a 20% or greater position has been acquired, for a price of $.01 per right.

          The Company's credit documents governing its credit facilities include provisions which prohibit the payment of dividends unless the sum of (i) all dividends, redemptions and all other distributions in respect of its capital stock and (ii) all restricted investments (as defined) during the applicable fiscal year would not exceed an amount equal to 50% of the consolidated net income of the Company for the immediately preceding fiscal year and provided that, at the time of such dividend and after giving effect thereto, certain specified financial ratio covenants would not be violated and no other default or event of default would occur. Notwithstanding the foregoing restrictions, those provisions expressly permit the payment of regular fixed dividends from time to time on the Company's issued and outstanding Class B Convertible Preferred Stock, Series C, provided that such dividends may not exceed $387,200 in each 12-month period and provided no event of default exists or would occur as a result of such payment.

OPTIONS AND WARRANTS
--------------------

          The Company's stock option plans provide incentive options to various key employees and non-employee directors to purchase shares of Common Stock at no less than the fair market value of the stock on the date of grant. Options granted become exercisable in varying increments including (a) 100% one year after the date of grant, (b) 50% each year beginning one year after the date of grant and (c) 33% each year beginning on the date of grant.

          Options issued to employees and directors generally expire the earlier of 10 years after the date of grant or 60 days after the employee's termination date or the director's resignation date. The number of options granted as well as the option prices are also subject to antidilution adjustments such as that which occurred in fiscal 1995 in connection with the Company's spin-off of RMCI.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

          At June 30, 1995, there were no shares available for grant under the 1990 Stock Option Plan and 39,321 and 123,795 shares available for grant under the 1991 and 1993 Stock Option Plans, respectively. The table below summarizes the activity in the plans in fiscal years 1993, 1994 and 1995.

                                        1990 PLAN                 1991 PLAN                 1993 PLAN
                                       -----------               -----------               -----------
                                                 PRICE                     PRICE                     PRICE
                                                 RANGE                     RANGE                     RANGE
                                   NUMBER         PER        NUMBER         PER        NUMBER         PER
                                 OF OPTIONS      SHARE     OF OPTIONS      SHARE     OF OPTIONS      SHARE
                                 -----------  -----------  -----------  -----------  -----------  -----------

Outstanding, June 30, 1992          369,997   $      5.00     819,838   $      5.00          --            --
Granted                                  --            --     377,003   $5.31-$6.25          --            --
Canceled                            (37,996)  $      5.00    (135,340)  $      5.00          --            --
                                    -------                 ---------                  --------

Outstanding, June 30, 1993          332,001   $      5.00   1,061,501   $5.00-$6.25          --            --
Granted                                  --            --     173,000   $6.88-$7.88     271,500   $6.88-$7.88
Canceled                                 --            --     (33,991)  $5.00-$7.88     (15,505)  $      7.88
Exercised                           (38,332)  $      5.00     (74,502)  $5.00-$5.31          --            --
                                    -------                 ---------                  --------

Outstanding, June 30, 1994          293,669   $      5.00   1,126,008   $5.00-$7.88     255,995   $6.88-$7.88
Granted                                  --            --          --            --      65,000   $3.75-$6.63
Canceled                            (52,013)  $      4.01     (66,885)  $4.25-$7.88    (101,037)  $5.51-$7.88
Exercised                           (31,999)  $      5.00     (42,167)  $5.00-$5.31          --            --
Effect of Distribution
   of Subsidiary                     64,972                   266,924                    46,930
                                    -------                 ---------                  --------

Outstanding, June 30, 1995,
   after certain antidilution
   adjustments                      274,629   $4.01-$5.00   1,283,880   $3.75-$6.31     266,888   $3.75-$6.31
                                    =======                 =========                  ========

Exercisable, June 30, 1995          274,629            --     909,390            --     210,669            --
                                    =======                 =========                  ========

Exercisable, June 30, 1994          293,669            --     982,669            --       9,999
                                    =======                 =========                  ========

          In connection with a 1988 refinancing, the Company issued to Citibank, N.A. warrants to purchase 166,667 shares of the Company's Common Stock at $10.50 per share. The warrants contained an antidilution provision requiring adjustment to the purchase price and the number of shares upon occurrence of certain transactions. The issuance of the Class B Preferred Stock, Series C and the granting and repricing of stock options resulted in an adjustment in the number of warrants and purchase price. These warrants were not exercised and, on April 1, 1995, the warrants expired. As part of the 1990 refinancing, the Company issued warrants to Aetna Life Insurance Company and Monumental Life Insurance Company to purchase an aggregate of 113,301 shares of the Company's Common Stock at $9.61 per share. As a result of antidilution provision adjustments, the purchase price is currently $7.20 per share and warrants for a total of 124,668 shares are still outstanding. These warrants are exercisable on or before March 31, 2000.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

REIMBURSEMENT FROM THIRD-PARTY CONTRACTUAL AGENCIES
---------------------------------------------------

          The Company records amounts due to or from third-party contractual agencies based on its best estimates of amounts to be ultimately received or paid under cost reports filed with the appropriate intermediaries. Final determination of amounts earned under contractual reimbursement programs is subject to review and audit by the appropriate intermediaries. Differences between amounts recorded as estimated settlements and the audited amounts are reflected as adjustments to net revenues in the period the final determination is made. During the years ended June 30, 1995, 1994 and 1993, the Company recorded contractual reimbursement benefits of approximately $1,000,000, $1,400,000 and $2,300,000, respectively, for the combined effects of intermediary audits and the routine evaluation of prior year estimated settlements. Management believes that adequate provision has been made for any adjustments that may result from future intermediary reviews or audits.

LITIGATION
----------

          The Company is subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

SAVINGS PLAN
------------

          The Company has a 401(k) tax deferred savings plan, administered by an independent trustee, covering substantially all employees over age twenty-one meeting a one-year minimum service requirement. The plan was adopted for the purpose of supplementing employees' retirement, death and disability benefits. The Company may, at its option, contribute to the plan through an Employer Matching Account, but is under no obligation to do so. An employee becomes vested in his Employer Matching Account over a four-year period.

          The Company contributed $0, $160,000, and $175,000 to the plan during the years ended June 30, 1995, 1994 and 1993, respectively.

RELATED PARTY TRANSACTIONS
--------------------------

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

          The Company expensed $716,000, $698,000, and $678,000 in management fees to a corporate affiliate of Paul J. Ramsay during the years ended June 30, 1995, 1994 and 1993, respectively.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

          There were no significant amounts due to or from related parties at June 30, 1994. RMCI, which was distributed to the Company's stockholders in the form of a dividend in April 1995, is governed by a Board of Directors which is
substantially the same as the Company's Board of Directors.   At June 30, 1995,
total net cash advances made by the Company to or on behalf of RMCI, including for purposes of partially funding acquisitions and for working capital and other corporate purposes, totalled $7.4 million. Of this amount, $6 million is represented by an unsecured, interest-bearing (8%), subordinated promissory note due from RMCI and issued on October 25, 1994. Interest on the subordinated promissory note is payable quarterly commencing June 30, 1995 and principal is payable over a four-year period in equal quarterly installments commencing September 30, 1996. The remaining balance owed by RMCI to RHCI, $1.4 million, is governed by a Distribution Agreement which provides that $600,000 is payable by RMCI on or before October 21, 1995 (or on such other terms and conditions as mutually agreed to by RMCI and RHCI), with the balance due and payable on or before December 31, 1996, together with interest at 7% per annum, beginning October 21, 1995. As of June 30, 1995, RMCI had paid the Company $275,000 of the amount due on October 21, 1995.

SUPPLEMENTAL CASH FLOW INFORMATION
----------------------------------

          The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

                                               YEAR ENDED JUNE 30
                                     --------------------------------------
                                      1995            1994            1993
                                     ------          ------          ------
Distribution of subsidiary to
 stockholders....................  $  904,000      $       --      $       --
Receivable from subsidiary
 distributed to stockholders.....   7,600,000              --              --
Issuance of debt in connection
 with acquisitions...............          --       3,500,000              --
Fixed assets acquired under
 capital leases..................          --              --       1,857,000
Issuance of Class B preferred
 stock, Series C.................          --              --       6,080,000

Cash paid during the year for:
Interest (net of amount
 capitalized)....................  $6,518,000      $8,064,000      $8,788,000
Income taxes.....................   1,231,000         398,000       1,780,000

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

QUARTERLY RESULTS OF OPERATIONS AND OTHER SUPPLEMENTAL INFORMATION (UNAUDITED)

          Following is a summary of the Company's quarterly results of operations for the years ended June 30, 1995 and 1994.

                                                                     QUARTER ENDED
                                                                     -------------
                                                SEPTEMBER 30   DECEMBER 31     MARCH 31     JUNE 30(2)
                                                ------------  -------------  ------------  -------------
               1995
               ----
Net revenues..................................   $35,823,000    $35,634,000  $33,547,000   $ 31,414,000
Income (loss) before income taxes and
  extraordinary items.........................       939,000        613,000   (5,315,000)   (26,477,000)
Income (loss) before extraordinary items......       588,000        437,000   (3,960,000)   (14,110,000)
Net income (loss).............................       588,000        437,000   (4,321,000)   (14,006,000)
Income (loss) per common and dilutive common
  equivalent share(1)
  Primary:
    Before extraordinary items................   $      0.06    $      0.05  $     (0.52)  $      (1.83)
    Extraordinary items.......................            --             --        (0.05)          0.01
                                                 -----------    -----------  -----------   ------------
    Income (loss) per common share............   $      0.06    $      0.05  $     (0.57)  $      (1.82)
                                                 ===========    ===========  ===========   ============
  Fully diluted:
    Before extraordinary items................   $      0.06    $      0.05  $     (0.52)  $      (1.83)
    Extraordinary items.......................            --             --        (0.05)          0.01
                                                 -----------    -----------  -----------   ------------
    Income (loss) per common share............   $      0.06    $      0.05  $     (0.57)  $      (1.82)
                                                 ===========    ===========  ===========   ============
                 1994
                ----
Net revenues..................................   $31,983,000    $32,561,000  $36,179,000   $ 36,279,000
Income (loss) before income taxes and
  extraordinary items.........................       844,000        563,000    1,163,000       (494,000)
Income (loss) before extraordinary items......       608,000        475,000      822,000       (428,000)
Net income (loss).............................       608,000        475,000      667,000       (428,000)
Income (loss) per common and dilutive common
  equivalent share(1)
  Primary:
    Before extraordinary items................   $      0.06    $      0.05  $      0.09   $      (0.04)
    Extraordinary items.......................            --             --        (0.02)            --
                                                 -----------    -----------  -----------   ------------
    Income (loss) per common share............   $      0.06    $      0.05  $      0.07   $      (0.04)
                                                 ===========    ===========  ===========   ============
  Fully diluted:
    Before extraordinary items................   $      0.06    $      0.05  $      0.09   $      (0.04)
    Extraordinary items.......................            --             --        (0.02)            --
                                                 -----------    -----------  -----------   ------------
    Income (loss) per common share............   $      0.06    $      0.05  $      0.07   $      (0.04)
                                                 ===========    ===========  ===========   ============

(1) The quarterly earnings per share amounts may not equal the annual amounts due to changes in the average common and dilutive common equivalent shares outstanding during the year.

(2) As further described in the note on Impairment of Assets, in the fourth quarter of fiscal 1995, the Company adopted FASB Statement No. 121 and recorded an asset impairment charge of $20.3 million ($11.4 million after income tax benefit, or $1.47 per share).

                         FINANCIAL STATEMENT SCHEDULE

                                                                   SCHEDULE VIII

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS





                              BALANCE AT   CHARGED TO     CHARGED TO                         BALANCE
                              BEGINNING     COST AND    OTHER ACCOUNTS    DEDUCTIONS         END OF
                              OF PERIOD     EXPENSES       --DESCRIBE     --DESCRIBE         PERIOD
                            -------------  ----------   --------------    ----------         -------
Year ended June 30, 1995:
 Allowance for doubtful
  accounts...............     $3,925,000    $5,086,000    $      ---      $5,125,000(1)     $3,886,000
                              ==========    ==========    ==========      ==========        ==========

Year ended June 30, 1994:
 Allowance for doubtful
  accounts...............     $4,955,000    $5,846,000    $     ---       $6,876,000(1)     $3,925,000
                              ==========    ==========    ==========      ==========        ==========

Year ended June 30, 1993:
 Allowance for doubtful
  accounts...............     $4,459,000    $8,148,000    $      ---      $7,652,000(1)     $4,955,000
                              ==========    ==========    ==========      ==========        ==========

_______________

(1) Write-offs of uncollectible patient accounts receivable.

                               INDEX OF EXHIBITS

                                                                        Page
                                                                       Number
                                                                       ------
2.  Agreement and Plan of Merger dated as of June 27, 1991
    among the Company, New Ramcorp Inc. and Ramsay Corporation
    (incorporated by reference to Exhibit 2 to the Company's
    Registration Statement on Form S-2, Registration No. 33-40762).      --

2.1 Certificate of Merger of New Ramcorp Inc. into the Company filed on June 27, 1991 (incorporated by reference to
    Exhibit 2.1 to the Company's Registration Statement on
    Form S-2, Registration No. 33-40762)...........................      --

2.2 Recapitalization Agreement dated as of June 30, 1993 by and among the Company, Ramsay Holdings HSA Limited and Paul Ramsay
    Holdings Pty. Limited (incorporated by reference to Exhibit 2.2 to the Company's Annual Report on Form 10-K for the year ended
    June 30, 1994).................................................      --

2.3 Asset Purchase Agreement dated as of August 25, 1993 among the
    Company and Cumberland County Hospital System, Inc. and
    Cumberland Mental Health, Inc. Pursuant to Reg. S-K,
    Item 601(b)(2), the Company agrees to furnish a copy of the
    Schedules to such Agreement to the Commission upon request
    (incorporated by reference to Exhibit 2.3 to the Company's
    Annual Report on Form 10-K for the year ended June 30, 1994)...      --

2.4 Asset Purchase Agreement dated as of October 22, 1992 among
    Louisiana Psychiatric Company, Inc., HCA Psychiatric Company
    and Ramsay Louisiana, Inc. Pursuant to Reg. S-K, Item 601(b)(2),
    the Company agrees to furnish a copy of the Disclosure Schedule to such Agreement to the Commission upon request (incorporated by reference to Exhibit 2.4 to the Company's Annual Report on
    Form 10-K for the year ended June 30, 1994)....................      --

2.5 Agreement dated as of October 12, 1993 by and among Florida
    Psychiatric Management, Inc., the stockholders of Florida
    Psychiatric Management, Inc., Ramsay Health Care, Inc. and
    Ramsay Managed Mental Health Services, Inc.....................      --

2.6 Asset Purchase Agreement dated as of January 14, 1994 between
    Halifax Hospital Medical Center and Atlantic Treatment Center,
    Inc.  Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request (incorporated by reference to
    Exhibit 2 to the Company's Quarterly Report on Form 10-Q for
    the quarter ended December 31, 1993)...........................      --

2.7 Agreement of sale and purchase dated April 12, 1995 by and between Mesa Psychiatric Hospital, Inc. and Capstone Capital
    Corporation.  Pursuant to Reg. S-K, Item 601(b)(2), the Company
    agrees to furnish a copy of the Schedules and Exhibits to such
    Agreement to the Commission upon request.......................

2.8 Agreement of sale and purchase dated April 12, 1995 by and between RHCI San Antonio, Inc. and Capstone Capital Corporation.
    Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request.................................

                                                                        Page
                                                                       Number
                                                                       ------
3.1 Restated Certificate of Incorporation of the Company, as
    amended (incorporated by reference to Exhibit 3.1 to the
    Company's Annual Report on Form 10-K for the year ended
    June 30, 1990).................................................      --

3.2 Certificate of Amendment of Restated Certificate of
    Incorporation of the Company filed on April 17, 1991
    (incorporated by reference to Exhibit 3.2 to the Company's
    Registration Statement on Form S-2, Registration No. 33-40762).      --

3.3 Certificate of Correction to Certificate of Amendment of
    Restated Certificate of Incorporation of the Company filed on
    April 18, 1991 (incorporated by reference to Exhibit 3.3 to the
    Company's Registration Statement on Form Registration
    No. 33-40762)..................................................      --

3.4 By-Laws of the Company, as amended to date (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on
    Form 10-K for the year ended June 30, 1994)....................      --

3.5 Certificate of Designation of Preferred Stock of the Company
    filed on June 27, 1991 (incorporated by reference to Exhibit
    3.5 to the Company's Registration Statement on Form S-2,
    Registration No. 33-40762).....................................      --

3.6 Certificate of Designation of Preferred Stock of the Company
    filed on July 9, 1991 (incorporated by reference to Exhibit 3.6 to the Company's Registration Statement on Form S-2, Registration
    No. 33-40762)..................................................      --

3.7 Certificate of Designation of Preferred Stock of the Company
    filed on June 29, 1993 (incorporated by reference to Exhibit 3.7 to the Company's Annual Report on Form 10-K for the year ended
    June 30, 1994).................................................      --

4.1 Trust Indenture dated as of March 31, 1990, between the Company,
    Bountiful Psychiatric Hospital, Inc., Cumberland Mental Health,
    Inc., East Carolina Psychiatric Services Corporation, Havenwyck
    Hospital, Inc., Mesa Psychiatric Hospital, Inc., Psychiatric
    Institute of West Virginia, Inc., and The Citizens and Southern
    National Bank and Susan L. Adams (incorporated by reference to
    Exhibit 4.1 to the Company's Annual Report on Form 10-K for the
    year ended June 30, 1990)......................................      --

4.2 First Supplemental Trust Indenture dated as of June 15, 1991 between the Company, Bountiful Psychiatric Hospital, Inc.,
    Cumberland Mental Health, Inc., East Carolina Psychiatric
    Services Corporation, Havenwyck Hospital, Inc., Mesa Psychiatric
    Hospital, Inc. and Psychiatric Hospital of West Virginia, Inc.
    and The Citizens and Southern National Bank, a national banking association, and an individual trustee, as Trustees (incorporated by reference to Exhibit 4.4 to the Company's Registration
    Statement on Form S-2, Registration No.33-40762)...............      --

4.3 Second Supplemental Trust indenture dated as of May 15, 1993 between the Company, Bountiful Psychiatric Hospital, Inc.,
    Cumberland Mental Health, Inc., East Carolina Psychiatric Services
    Corporation, Havenwyck Hospital, Inc., Mesa Psychiatric Hospital,
    Inc. and Psychiatric Hospital of West Virginia, Inc. and
    NationsBank of Georgia, National Association and Susan L. Adams
    (incorporated by reference to Exhibit 4.3 to the Company's Annual
    Report on Form 10-K for the year ended June 30, 1994)..........      --

                                                                        Page
                                                                       Number
                                                                       ------

 4.4  Revolving Credit Note of the Company dated May 21, 1993 in the principal amount of $4,000,000 payable to Societe Generale,
      New York Branch (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended
      June 30, 1994)...............................................      --

 4.5  Subsidiary Borrower Note of Atlantic Treatment Center, Inc.
      dated May 21, 1993 in the principal amount of $4,607,945
      payable to the order of Societe Generale, New York Branch
      (incorporated by reference to Exhibit 4.5 to the Company's
      Annual Report on Form 10-K for the year ended June 30, 1994).      --

 4.6  Subsidiary Borrower Note of Carolina Treatment Center, Inc.
      dated May 21, 1993 in the principal amount of $5,030,000
      payable to the order of Societe Generale, New York Branch
      (substantially identical to Exhibit 4.5).....................      --

 4.7  Subsidiary Borrower Note of Greenbrier Hospital, Inc. dated
      May 21, 1993 in the principal amount of $5,973,125 payable to the order of Societe Generale, New York Branch (substantially
      identical to Exhibit 4.5)....................................      --

 4.8  Subsidiary Borrower Note of Gulf Coast Treatment Center, Inc.
      dated May 21, 1993 in the principal amount of $4,392,500
      payable to the order of Societe Generale, New York Branch
      (substantially identical to Exhibit 4.5).....................      --

 4.9  Subsidiary Borrower Note of Houma Psychiatric Hospital, Inc.
      dated May 21, 1993 in the principal amount of $3,979,589
      payable to the order of Societe Generale, New York Branch
      (substantially identical to Exhibit 4.5).....................      --

 4.10 Subsidiary Borrower Note of HSA of Oklahoma, Inc. dated
      May 21, 1993 in the principal amount of $3,445,562 payable to the order of Societe Generale, New York Branch (substantially
      identical to Exhibit 4.5)....................................      --

10.1  Asset Purchase Agreement, effective April 27, 1990, among the
      Company, The Haven Hospital, Inc., The Ramsay Hospital
      Corporation of Texas, and Ramsay Hospitals (Texas) Limited
      (incorporated by reference to Exhibit 10.1 to the Company's
      Annual Report on Form 10-K for the year ended June 30, 1990).      --

10.2  Note Purchase Agreement dated as of March 31, 1990, among the
      Company, Bountiful Psychiatric Hospital, Inc., Cumberland
      Mental Health, Inc., East Carolina Psychiatric Services
      Corporation, Havenwyck Hospital, Inc., Mesa Psychiatric Hospital,
      Inc., Psychiatric Institute of West Virginia, Inc., and Aetna
      Life Insurance Company regarding the purchase by Aetna Life
      Insurance Company of $26,000,000 principal amount of 11.6%
      Senior Secured $1,000,000 principal amount of 15.6% Subordinated
      Secured Notes, and Warrants to Purchase Common Stock of the
      Company (incorporated by reference to Exhibit 10.2 to the
      Company's Annual Report on Form 10-K the year ended
      June 30, 1990)...............................................      --

10.3  Note Purchase Agreement pursuant to which Monumental Life
      Insurance Company purchased $15,500,000 principal amount of
      11.6% Senior Secured Notes, $2,000,000 principal amount of
      15.6% Subordinated Secured Notes, and Warrants to Purchase
      Common Stock of the Company (substantially identical to
      Exhibit 10.2)................................................      --

                                                                        Page
                                                                       Number
                                                                       ------
10.4  Note Purchase Agreement pursuant to which Connecticut Mutual
      Life Insurance Company purchased $15,000,000 principal amount of 11.6% Senior Secured Notes (substantially identical to
      Exhibit 10.2)................................................      --

10.5  Pledge and Security Agreement dated as of March 31, 1990, between the Company and The Citizens and Southern National
      Bank (incorporated by reference to Exhibit 10.5 to the
      Company's Annual Report on Form 10-K for the year ended
      June 30, 1990)...............................................      --

10.6  Pledge and Security Agreement between Michigan Psychiatric
      Services, Inc. and The Citizens and Southern National Bank
      (substantially identical to Exhibit 10.5)....................      --

10.7  Pledge and Security Agreement between Americare of Galax, Inc.
      and The Citizens and Southern National Bank (substantially
      identical to Exhibit 10.5)...................................      --

10.8  Pledge and Security Agreement between Bountiful Psychiatric
      Hospital, Inc. and The Citizens and Southern National Bank
      (substantially identical to Exhibit 10.5)....................      --

10.9  Deed of Trust, Security Agreement, and Financing Statement
      dated as of March 31, 1990 from Bountiful Psychiatric Hospital,
      Inc. to Merrill Title Company for the benefit of The Citizens and Southern National Bank and Susan L. Adams covering certain property in Woods Cross, Utah (incorporated by reference to
      Exhibit 10.9 to the Company's Annual Report on Form 10-K for
      the year ended June 30, 1990)................................      --

10.10 Deed of Trust and Security Agreement from Cumberland Mental
      Health, Inc. to First American Title Insurance Company for the
      benefit of The Citizens and Southern National Bank and Susan L.
      Adams covering certain property in Fayetteville, North Carolina
      (substantially identical to Exhibit 10.9)....................      --

10.11 Deed of Trust and Security Agreement from East Carolina
      Psychiatric Services Corporation to First American Title
      Insurance Company for the benefit of The Citizens and Southern
      National Bank and Susan L. Adams covering certain property in
      Jacksonville, North Carolina (substantially identical to
      Exhibit 10.9)................................................      --

10.12 Mortgage and Security Agreement dated as of March 31, 1990 from
      Havenwyck Hospital, Inc. to The Citizens and Southern National
      Bank and Susan L. Adams covering certain property in Auburn
      Hills, Michigan (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended
      June 30, 1990)...............................................      --

10.13 Leasehold Deed of Trust, Assignment of Rents and Security
      Agreement with Financing Statement dated as of March 31, 1990 from Mesa Psychiatric Hospital, Inc. to Transamerica Title
      Insurance Company for the benefit of The Citizens and Southern
      National Bank and Susan L. Adams covering certain property in
      Mesa, Arizona (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended
      June 30, 1990)...............................................      --

10.14 Leasehold Deed of Trust and Security Agreement from Psychiatric
      Institute of West Virginia, Inc. to J. Nicholas Barth, Esq.,
      for the benefit of The Citizens and Southern National Bank and
      Susan L. Adams covering certain property in Morgantown, West
      Virginia (substantially identical to Exhibit 10.13)..........      --

                                                                        Page
                                                                       Number
                                                                       ------

10.15 Obligor Subrogation and Contribution Agreement dated as of
      April 30, 1990 among The Citizens and Southern National Bank,
      Susan L. Adams, the Company, Bountiful Psychiatric Hospital,
      Inc., Cumberland Mental Health, Inc., East Carolina Psychiatric
      Services Corporation, Havenwyck Hospital, Inc., Mesa
      Psychiatric Hospital, Inc., and Psychiatric Institute of West
      Virginia, Inc. (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended
      June 30,1990)................................................      --

10.16 Credit Agreement dated as of May 15, 1993 among the Company and certain of its subsidiaries named therein, Societe Generale,
      New York Branch, First Union National Bank of North Carolina
      and Hibernia National Bank, as lenders, and Societe Generale, as issuing bank and agent (incorporated by reference to Exhibit
      10.16 to the Company's Annual Report on Form 10-K for the year
      ended June 30, 1994).........................................      --

10.17 Security Agreement dated as of May 15, 1993 by Atlantic
      Treatment Center, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit
      Agreement described in Exhibit 10.16 above, and covering certain property in Daytona Beach, Florida (incorporated by reference to
      Exhibit 10.17 to the Company's Annual Report on Form 10-K for
      the year ended June 30, 1994)................................      --

10.18 Security Agreement dated as of May 15, 1993 by Carolina
      Treatment Center, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit
      Agreement described in Exhibit 10.16 above (substantially
      identical to Exhibit 10.17)..................................      --

10.19 Security Agreement dated as of May 15, 1993 by Great Plains
      Hospital, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above (substantially identical to
      Exhibit 10.17)...............................................      --

10.20 Security Agreement dated as of May 15, 1993 by Greenbrier
      Hospital, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above (substantially identical to
      Exhibit 10.17)...............................................      --

10.21 Security Agreement dated as of May 15, 1993 by Gulf Coast
      Treatment Center, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit
      Agreement described in Exhibit 10.16 above (substantially
      identical to Exhibit 10.17)..................................      --

10.22 Security Agreement dated as of May 15, 1993 by Houma
      Psychiatric Hospital, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit
      Agreement described in Exhibit 10.16 above (substantially
      identical to Exhibit 10.17)..................................      --

10.23 Security Agreement dated as of May 15, 1993 by HSA of Oklahoma,
      Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in
      Exhibit 10.16 above (substantially identical to Exhibit 10.17)     --

                                                                        Page
                                                                       Number
                                                                       ------

10.24 Security Agreement dated as of May 15, 1993 by The Haven
      Hospital, Inc. in favor of Societe Generale, as agent for
      the lenders which are parties to that certain Credit
      Agreement described in Exhibit 10.16 above (substantially
      identical to Exhibit 10.17)..................................      --

10.25 Security Agreement dated as of May 15, 1993 by the Company in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
      10.16 above (substantially identical to Exhibit 10.17).......      --

10.26 Accounts Receivable Security Agreement dated as of May 15, 1993 by Americare of Galax, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit
      Agreement described in Exhibit 10.16 above (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on
      Form 10-K for the year ended June 30, 1994)..................      --

10.27 Accounts Receivable Security Agreement dated as May 15, 1993 by Bountiful Psychiatric Hospital, Inc. in favor of Societe
      Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above
      (substantially identical to Exhibit 10.26)...................      --

10.28 Accounts Receivable Security Agreement dated as of May 15,
      1993 by Cumberland Mental Health, Inc. in favor of Societe
      Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
      10.16 above (substantially identical to Exhibit 10.26).......      --

10.29 Accounts Receivable Security Agreement dated as of May 15,
      1993 by East Carolina Psychiatric Services Corporation in
      favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above (substantially identical to
      Exhibit 10.26)...............................................      --

10.30 Accounts Receivable Security Agreement dated as of May 15,
      1993 by Havenwyck Hospital, Inc. in favor of Societe Generale,
      New York Branch as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above
      (substantially identical to Exhibit 10.26)...................     --

10.31 Accounts Receivable Security Agreement dated as of May 15, 1993 by Mesa Psychiatric Hospital, Inc. in favor of Societe Generale,
      New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above
      (substantially identical to Exhibit 10.26)...................      --

10.32 Accounts Receivable Security Agreement dated as of May 15, 1993 by Michigan Psychiatric Services, Inc. in favor of Societe
      Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
      10.16 above (substantially identical to Exhibit 10.26).......      --

10.33 Accounts Receivable Security Agreement dated as of May 15, 1993 by Psychiatric Institute of West Virginia, Inc. in favor of
      Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above (substantially identical to Exhibit
      10.26).......................................................      --

                                                                        Page
                                                                       Number
                                                                       ------

10.34 Stock Pledge Agreement dated as of May 15, 1993, among the
      Company in favor of Societe Generale, New York Branch, as
      agent for the lenders which are parties to that certain
      Credit Agreement described in Exhibit 10.16 above
      (incorporated by reference to Exhibit 10.34 to the Company's
      Annual Report on Form 10-K for the year ended June 30, 1994).      --

10.35 Revolving Credit Guarantee dated as of May 15, 1993 by
      Americare of Galax, Inc. in favor of Societe Generale, New
      York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16
      above (incorporated by reference to Exhibit 10.35 to the
      Company's Annual Report on Form 10-K for the year ended
      June 30, 1994)...............................................      --

10.36 Revolving Credit Guarantee dated as of May 15, 1993 by Bethany
      Psychiatric Hospital, Inc. in favor of Societe Generale, New
      York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above
      (substantially identical to Exhibit 10.35)...................      --

10.37 Revolving Credit Guarantee dated as of May 15, 1993 by
      Bountiful Psychiatric Hospital, Inc. in favor of Societe
      Generale, New York Branch, as agent for the lenders which
      are parties to that certain Credit Agreement described in
      Exhibit 10.16 above (substantially identical to Exhibit
      10.35).......................................................      --

10.38 Revolving Credit Guarantee dated as of May 15, 1993 by
      Cumberland Mental Health, Inc. in favor of Societe Generale,
      New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above
      (substantially identical to Exhibit 10.35)...................      --

10.39 Revolving Credit Guarantee dated as of May 15, 1993 by East
      Carolina Psychiatric Services Corporation in favor of Societe
      Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
      10.16 above (substantially identical to Exhibit 10.35).......      --

10.40 Revolving Credit Guarantee dated as of May 15, 1993 by
      Havenwyck Hospital, Inc. in favor of Societe Generale, New
      York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above
      (substantially identical to Exhibit 10.35)...................      --

10.41 Revolving Credit Guarantee dated as of May 15, 1993 by Mesa
      Psychiatric Hospital, Inc. in favor of Societe Generale, New
      York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above
      (substantially identical to Exhibit 10.35)...................      --

10.42 Revolving Credit Guarantee dated as of May 15, 1993 by Michigan
      Psychiatric Services, Inc. in favor of Societe Generale, New
      York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above
      (substantially identical to Exhibit 10.35)...................      --

10.43 Revolving Credit Guarantee dated as of May 15, 1993 by
      Psychiatric Institute of West Virginia, Inc. in favor of
      Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above (substantially identical to Exhibit
      10.35).......................................................      --

                                                                        Page
                                                                       Number
                                                                       ------

10.44 Management Fee Subordination Agreement dated May 15, 1993, among Paul J. Ramsay and Ramsay Health Care Pty. Ltd. in
      favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K
      for the year ended June 30, 1994)............................      --

10.45 Mortgage and Fixture Filing and Assignment of Leases and Rents
      dated as of May 15, 1993 granted by Atlantic Treatment Center,
      Inc. to Societe Generale, individually and as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above, with respect to certain real property located in Volusia County, Florida (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on
      Form 10-K for the year ended June 30, 1994)..................      --

10.46 Mortgage and Fixture Filing and Assignment of Leases and Rents
      dated as of May 15, 1993 granted by Carolina Treatment Center,
      Inc. to Societe Generale, individually and as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above, with respect to certain real property located in Horry County, South Carolina (substantially
      identical to Exhibit 10.45)..................................      --

10.47 Deed of Trust and Fixture Filing and Assignment of Leases and
      Rents dated as of May 15, 1993 granted by Great Plains
      Hospital, Inc. to Jacob W. Bayer, Jr. as Trustee for the
      benefit of Societe Generale, individually and as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above, with respect to certain real property located in Vernon County, Missouri (substantially
      identical to Exhibit 10.45)..................................      --

10.48 Mortgage, Security and Assignment of Leases and Rents dated as of May 15, 1993 by Greenbrier Hospital, Inc. to Societe
      Generale individually and as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
      10.16 above, with respect to certain real property located in
      St. Tammany Parish, Louisiana (substantially identical to
      Exhibit 10.45)...............................................      --

10.49 Mortgage and Fixture Filing and Assignment of Leases and Rents
      dated as of May 15, 1993 granted by Gulf Coast Treatment
      Center, Inc. to Societe Generale, individually and as agent for the lenders which are parties to that certain Credit
      Agreement described in Exhibit 10.16 above, with respect to certain real property located in Okaloosa County, Florida
      (substantially identical to Exhibit 10.45)...................      --

10.50 Mortgage, Security Agreement and Assignment of Leases and
      Rents dated as of May 15, 1993 granted by Houma Psychiatric
      Hospital, Inc. to Societe Generale, individually and as agent for the lenders which are parties to that certain Credit
      Agreement described in Exhibit 10.16 above, with respect to certain real property located in the City of Houma, Parish of Terrebonne, Louisiana (substantially identical to Exhibit
      10.45).......................................................      --

10.51 Mortgage with Power of Sale and Fixture Filing and Assignment of Leases and Rents dated as of May 15, 1993 granted by HSA of Oklahoma, Inc. to Societe Generale, individually and as agent for the lenders which are parties to that certain Credit
      Agreement described in Exhibit 10.16 above, with respect to certain real property located in Garfield County, Oklahoma
      (substantially identical to Exhibit 10.45)...................      --

                                                                        Page
                                                                       Number
                                                                       ------

10.52 Deed of Trust and Fixture Filing and Assignment of Leases and
      Rents dated as of May 15, 1993 granted by The Haven Hospital,
      Inc. to Societe Generale, individually and as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.16 above, with respect to certain real property located in the City of DeSoto, Dallas County, Texas
      (substantially identical to Exhibit 10.45)...................      --

10.53 Loan Agreement between Okaloosa County, Florida and Gulf Coast
      Treatment Center, Inc. dated October 1, 1984, relating to the issuance of bonds for Gulf Coast Treatment Center, Inc.
      (incorporated by reference to Exhibit 10.16 to the Company's
      Registration Statement on Form S-1, Registration No. 2-9892).      --

10.54 Loan Agreement between Louisiana Public Facilities Authority and Greenbrier Hospital, Inc. dated November 1, 1984, relating to the issuance of bonds for Greenbrier Hospital, Inc.
      (incorporated by reference to Exhibit 10.17 to the Company's
      Registration Statement on Form S-1, Registration No. 2-98921)      --

10.55 Loan Agreement between Horry County, South Carolina and
      Carolina Treatment Center, Inc. dated December 1, 1984,
      relating to the issuance of bonds for Carolina Treatment
      Center, Inc. (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1, Registration
      No. 2-98921).................................................      --

10.56 Loan Agreement between Louisiana Public Facilities Authority and Houma Psychiatric Hospital, Inc. dated as of September 1,
      1985, relating to the issuance of bonds for HSA Bayou Oaks
      Hospital (incorporated by reference to Exhibit 10.56 to the
      Company's Annual Report on Form 10-K for the year ended
      June 30, 1994)...............................................      --

10.57 Ground Lease between Facilities Management Corporation, as landlord, and Psychiatric Institute of West Virginia, Inc., as tenant, dated as of September 30, 1985 (incorporated by reference to Exhibit 10.57 to the Company's Annual Report
      on Form 10-K for the year ended  June 30, 1994)..............      --

10.58 Lease Agreement between Houma Psychiatric Hospital, Inc. and
      Hospital Service District No. 1 of the Parish of Terrebonne,
      State of Louisiana, effective February 1, 1985 (incorporated by reference to Exhibit 10.38 to the Company's Registration
      Statement on Form S-1, Registration No. 2-98921).............      --

10.59 Lease among Bethany Psychiatric Hospital, Inc., Bethany
      General Hospital, the City of Bethany, Oklahoma and the
      Bethany General Hospital Trust dated December 9, 1985
      (ground lease) (incorporated by reference to Exhibit 10.47.3 to the Company's Annual Report on Form 10-K for the year
      ended December 31, 1985).....................................      --

10.60 Loan Agreement between The Enid Development Authority and HSA of Oklahoma, Inc. dated as of October 1, 1985, relating to The
      Enid Development Authority Variable Rate Demand Revenue Bonds
      (Meadowlake Hospital Project)................................      --

10.61 Option Agreement dated September 11, 1989, between the Company and The Ramsay Hospital Corporation of Texas (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on
      Form 10-K for the year ended June 30, 1989)..................      --

10.62 Ramsay Health Care, Inc. 1990 Stock Option Plan, as amended to date (incorporated by reference to Exhibit 4.3 to the
      Company's Registration Statement on Form S-8 filed on
      March 6, 1991)...............................................      --

                                                                        Page
                                                                       Number
                                                                       ------
10.63 Lease Agreement dated August 30, 1988 between the Company and
      Ayshire Land Dome Joint Venture relating to office space at
      One Poydras Plaza, New Orleans, Louisiana (incorporated by reference to Exhibit 10.78 to the Company's Registration
      Statement on Form S-2, Registration No. 33-40762)............      --

10.64 Ramsay Health Care, Inc. Deferred Compensation and Retirement
      Plan (incorporated by reference to Exhibit 10.79 to the
      Company's Registration Statement on Form S-2, Registration
      No. 33-40762)................................................      --

10.65 Personnel and Facility Sharing Agreement dated as of June 27,
      1991 between the Company and Ramsay Holdings HSA Limited
      (incorporated by reference to Exhibit 10.83 to the Company's
      Registration Statement on Form S-2, Registration No. 33-40762)     --

10.66 Indemnity Agreement dated as of June 1991 between the Company and Ramsay Holdings HSA Limited (incorporated by reference to
      Exhibit 10.84 to the Company's Registration Statement on
      Form S-2, Registration No. 33-40762).........................      --

10.67 Agreement dated January 7, 1992 between the Company and Ralph
      J. Watts (incorporated by reference to Exhibit 10(a) to the
      Company's Quarterly Report on Form 10-Q for the quarter ended
      December 31, 1991)...........................................      --

10.68 Warrant Certificate dated January 8, 1992 issued to Ralph J.
      Watts (incorporated by reference to Exhibit 10(b) to the
      Company's Quarterly Report on form 10-Q for the quarter ended
      December 31, 1991)...........................................      --

10.69 Management Agreement dated as of June 25, 1992 between the
      Company and Ramsay Health Care Pty. Limited (incorporated by reference to Exhibit 10.90 to the Company's Annual Report on
      Form 10-K for the year ended June 30, 1992)..................      --

10.70 Ramsay Health Care, Inc. 1991 Stock Option Plan (incorporated by reference to Exhibit 10.91 to the Company's Annual Report
      on Form 10-K for the year ended June 30, 1992)...............      --

10.71 Employment Agreement dated as of January 7, 1992 between the
      Company and Gregory H. Browne (incorporated by reference to
      Exhibit 10.92 to the Company's Annual Report on Form 10-K
      for the year ended June 30, 1992)............................      --

10.72 Employment Agreement dated as of July 7, 1992 between the
      Company and Bruce R. Soden (incorporated by reference to
      Exhibit 10.93 to the Company's Annual Report on Form 10-K for
      the year ended June 30, 1992)................................      --

10.73 Employment Agreement dated January 23, 1992 between the
      Company and Wallace E. Smith (incorporated by reference to
      Exhibit 10.94 to the Company's Annual Report on Form 10-K for
      the year ended June 30, 1992)................................      --

10.74 Employment Agreement dated January 23, 1992 between the
      Company and John A. Quinn (incorporated by reference to
      Exhibit 10.95 to the Company's Annual Report on Form 10-K for
      the year ended June 30, 1992)................................      --

                                                                        Page
                                                                       Number
                                                                       ------
10.75 Employment Agreement dated as of October 7, 1992 between the
      Company and Rea A. Oliver (incorporated by reference to
      Exhibit 10.75 to the Company's Annual Report on Form 10-K
      for the year ended June 30, 1994)............................      --

10.76 Lease dated April 4, 1992 between The Union Labor Life
      Insurance Company and the Company (incorporated by reference to Exhibit 10.98 to the Company's Annual Report on Form 10-K
      for the year ended June 30, 1992)............................      --

10.77 Lease dated May 27, 1992 between Gail Buy and Bountiful
      Psychiatric Hospital (incorporated by reference to Exhibit
      10.99 to the Company's Annual Report on Form 10-K for the
      year ended June 30, 1992)....................................      --

10.78 Lease Agreement dated as of February 12, 1993 by and between
      Gulf Coast Treatment Center, Inc and Vendell of Florida, Inc.
      (incorporated by reference to Exhibit 10.82 to the Company's
      Annual Report on Form 10-K for the year ended June 30, 1994).      --

10.79 Ramsay Health Care, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 10.83 to the Company's Quarterly
      Report on Form 10Q for the quarter ended December 31, 1993)..      --

10.80 Ramsay Health Care, Inc. 1993 Employee Stock Purchase Plan
      (incorporated by reference to Exhibit 10.84 to the Company's
      Quarterly Report on Form 10Q for the quarter ended December
      31, 1993)....................................................      --

10.81 Employment Agreement dated as of October 2, 1993 between the
      Company and Reynold Jennings (incorporated by reference to
      Exhibit 10.81 to the Company's Annual Report on Form 10-K
      for the year ended June 30, 1994)............................      --

10.82 Letter Agreement dated May 26, 1994 between the Company and
      Reynold Jennings amending Mr. Jennings' Employment Agreement
      (incorporated by reference to Exhibit 10.82 to the Company's
       Annual Report on Form 10-K for the year ended June 30, 1994)      --

10.83 Letter Agreement dated June 3,1994 between the Company and
      Reynold Jennings amending Mr. Jennings' Employment Agreement
      (incorporated by reference to Exhibit 10.83 to the Company's
      Annual Report on Form 10-K for the year ended June 30, 1994)       --

10.84 Fourth Modification, Extension and Amendment of Lease
      Agreement dated November 15, 1993 between the Company and
      One Poydras Plaza Venture relating to the Company's office space at One Poydras Plaza, New Orleans, Louisiana
      (incorporated by reference to Exhibit 10.84 to the
      Company's Annual Report on Form 10-K for the year ended
      June 30, 1994)...............................................      --

10.85 Employment Agreement dated July 19, 1994 between the Company and Brent J. Bryson..........................................

10.86 Rights Agreement dated as of August 1, 1995 between Ramsay
      Health Care, Inc. and First Union National Bank of North
      Carolina, as Rights Agent, which includes the form of Right
      Certificate as Exhibit A and the Summary of Rights to Purchase
      Common Shares as Exhibit B (incorporated by reference to
      Exhibit 4.1 to the Company's Current Report on Form 8-K dated
      August 1, 1995)..............................................      --

                                                                        Page
                                                                       Number
                                                                       ------
10.87 Letter Agreement dated June 30, 1995 among Ramsay Health Care,
      Inc., Ramsay Holdings HSA Limited and Paul Ramsay Holdings Pty.
      Limited (incorporated by reference to Exhibit 4.2 to the
      Company's Current Report on Form 8-K dated August 1, 1995)...      --

10.88 Lease Agreement dated April 12, 1995 between Capstone Capital
      Corporation and Mesa Psychiatric Hospital, Inc...............

10.89 Lease Agreement dated April 12, 1995 between Capstone Capital of San Antonio, LTD, d/b/a Cahaba of San Antonio, LTD. and
      RHCI San Antonio, Inc........................................

10.90 Facility Lease Agreement dated June 26, 1995 by and between
      Charter Canyon Behavioral Health System, Inc. and Bountiful
      Psychiatric Hospital, Inc....................................

10.91 Employment termination letter dated September 15, 1995 between the Company and Gregory H. Browne............................

10.92 Stock Purchase Agreement dated September 7, 1995 by and between
      Paul Ramsay Holdings Pty. Limited and Ramsay Health Care, Inc.

10.93 Second Amended and Restated Distribution Agreement between the
      Company and Ramsay Managed Care, Inc. ("RMCI") (incorporated by reference to Exhibit 10.1 to RMCI's Registration Statement on
      Form S-1 (Registration No. 33-78034) filed with the Commission
      on April 24, 1995)...........................................      --

10.94 Employee Benefit Agreement dated as of February 1, 1995 between the Company and RMCI (incorporated by reference to Exhibit 10.4 to RMCI's Registration Statement on Form S-1 (Registration No.
      33-78034) filed with the Commission on April 24, 1995).......      --

10.95 Tax Sharing Agreement dated as of October 25, 1994 between the
      Company and RMCI (incorporated by reference to Exhibit 10.5 to
      RMCI's Registration Statement on Form S-1 (Registration No.
      33-78034) filed with the Commission on April 24, 1995).......      --

10.96 Corporate Services Agreement dated as of January 2, 1995 between the Company and RMCI (incorporated by reference to
      Exhibit 10.6 to RMCI's Registration Statement on Form S-1
      (Registration No. 33-78034) filed with the Commission on
      April 24, 1995)..............................................      --

10.97 Form of Withholding Tax Agreement between the Company, Ramsay
      Holdings HSA Limited, Paul Ramsay Holdings Pty. Limited and
      Ramsay Health Care Pty. Limited (incorporated by reference to
      Exhibit 10.7 to RMCI's Registration Statement on Form S-1
      (Registration No. 33-78034) filed with the Commission on
      April 24, 1995)..............................................      --

10.98 $6,000,000 Subordinated Promissory Note of RMCI, as amended
      (incorporated by reference to Exhibit 10.13 to RMCI's
      Registration Statement on Form S-1 (Registration No. 33-78034)
      filed with the Commission on April 24, 1995..................      --

11    Computation of Net Income Per Share..........................

21    Subsidiaries of the Company..................................

                                                                        Page
                                                                       Number
                                                                       ------

23    Consent of Ernst & Young LLP.................................

27    Financial Data Schedule......................................

Copies of exhibits filed with this Annual Report on Form 10-K or incorporated herein by reference do not accompany copies hereof for distribution to stockholders of the Company. The Company will furnish a copy of any of such exhibits to any stockholder requesting it.