Form 10-Q
period 1995-09-30
RAMSAY HEALTH CARE INC
filed 1995-11-20
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

     The number of shares of the Registrant's Common Stock outstanding at November 15, 1995 follows:

           Common Stock, par value $0.01 per share - 8,012,701 shares

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                                   FORM 10-Q


                                     INDEX


                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION
Item 1. Financial Statements
 Consolidated balance sheets - September 30, 1995 and
  June 30, 1995 (unaudited)...............................................  1

Consolidated statements of operations - quarter ended September 30, 1995 and 1994 (unaudited)....................................................  3

Consolidated statements of cash flows - quarter ended September 30, 1995 and 1994 (unaudited)....................................................  4

Notes to consolidated financial statements - September 30, 1995
  (unaudited).............................................................  5

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations.................................................  8

PART II.  OTHER INFORMATION

Item 6. Exhibits and Current Reports on Form 8-K ......................... 13

SIGNATURES................................................................ 15

                         PART I.  FINANCIAL INFORMATION

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              SEPTEMBER 30      JUNE 30
                                                                  1995           1995
                                                             -------------   ------------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents..................................  $  6,045,000   $ 9,044,000
 Patient accounts receivable, less allowances for doubtful
  accounts of $3,469,000 and $3,886,000 at
  September 30, 1995 and June 30, 1995, respectively........    23,705,000    21,564,000
 Amounts due from third-party contractual agencies..........     5,303,000     5,956,000
 Other receivables..........................................     3,444,000     3,655,000
 Other current assets.......................................     2,370,000     2,764,000
                                                              ------------  ------------
  TOTAL CURRENT ASSETS......................................    40,867,000    42,983,000

OTHER ASSETS
 Cash held in trust.........................................     1,648,000     1,778,000
 Cost in excess of net asset value of purchased businesses..       638,000       663,000
 Unamortized preopening and loan costs......................     1,895,000     2,221,000
 Receivable from affiliated company.........................     7,250,000     7,170,000
 Deferred income taxes......................................     8,932,000     8,652,000
 Other non-current assets...................................     2,218,000     2,301,000
                                                              ------------  ------------
                                                                22,581,000    22,785,000


PROPERTY AND EQUIPMENT
 Land.......................................................     5,359,000     5,383,000
 Building and improvements..................................    77,764,000    77,630,000
 Equipment, furniture and fixtures..........................    19,846,000    19,611,000
                                                              ------------  ------------
                                                               102,969,000   102,624,000
 Less accumulated depreciation..............................    30,288,000    29,156,000
                                                              ------------  ------------
                                                                72,681,000    73,468,000
                                                              ------------  ------------
                                                              $136,129,000  $139,236,000
                                                              ============  ============



                See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)





                                                                   SEPTEMBER 30      JUNE 30
                                                                       1995           1995
                                                                   -------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable................................................  $  3,072,000   $  3,868,000
 Accrued salaries and wages......................................     4,077,000      4,843,000
 Other accrued liabilities.......................................     1,191,000      1,347,000
 Amounts due to third-party contractual agencies.................     5,592,000      4,996,000
 Current portion of long-term debt...............................     6,333,000      3,831,000
                                                                   ------------   ------------
  TOTAL CURRENT LIABILITIES......................................    20,265,000     18,885,000

LIABILITIES FOR SELF-INSURANCE CLAIMS, less
 current portion.................................................     1,224,000      1,337,000

LONG-TERM DEBT, less current portion.............................    52,178,000     55,568,000

MINORITY INTERESTS...............................................     1,075,000      1,667,000

STOCKHOLDERS' EQUITY
 Class B convertible preferred stock, Series C, $1 par value
  --authorized 152,321 shares; issued 142,486 shares
  (liquidation value of $7,244,000) including accrued dividends
  of $91,000.....................................................       233,000        233,000
 Common Stock, $.01 par value--authorized 20,000,000
  shares; issued 8,316,878 shares at September 30, 1995 and
  8,290,795 shares at June 30, 1995..............................        83,000         83,000
 Additional paid-in capital......................................    99,146,000     99,147,000
 Retained earnings (deficit).....................................   (34,176,000)   (33,785,000)
 Treasury Stock, at cost--581,550 shares at September 30, 1995
  and June 30, 1995..............................................    (3,899,000)    (3,899,000)
                                                                   ------------   ------------
                                                                     61,387,000     61,779,000
                                                                   ------------   ------------

                                                                   $136,129,000   $139,236,000
                                                                   ============   ============




                See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)





                                                                               QUARTER ENDED SEPTEMBER 30
                                                                               ---------------------------
                                                                                   1995           1994
                                                                               --------------  -----------

NET REVENUES                                                                     $29,129,000   $35,823,000
Operating Expenses:
   Salaries, wages and benefits.................................                  16,239,000    17,734,000
   Other operating expenses.....................................                   9,556,000    11,011,000
   Provision for doubtful accounts..............................                     956,000     1,285,000
   Depreciation and amortization................................                   1,335,000     1,840,000
   Interest and other financing charges.........................                   1,726,000     2,167,000
                                                                                 -----------   -----------
        TOTAL OPERATING EXPENSES................................                  29,812,000    34,037,000
                                                                                 -----------   -----------

INCOME (LOSS) BEFORE MINORITY INTERESTS
   AND INCOME TAXES.............................................                    (683,000)    1,786,000
Minority interests..............................................                     (52,000)      847,000
                                                                                 -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES...............................                    (631,000)      939,000
Provision for income taxes......................................                    (240,000)      351,000
                                                                                 -----------   -----------

      NET INCOME (LOSS).........................................                 $  (391,000)  $   588,000
                                                                                 ===========   ===========

Income (loss) per common and dilutive common equivalent share:
   Primary......................................................                      $(0.06)        $0.06
   Fully diluted................................................                      $(0.06)        $0.06

Weighted average number of shares outstanding:
   Primary......................................................                   7,721,000     9,481,000
   Fully diluted................................................                   7,735,000     9,547,000




                See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                QUARTER ENDED SEPTEMBER 30
                                                                                ---------------------------
                                                                                      1995          1994
                                                                               --------------  ------------

Cash Flows from Operating Activities
Net income (loss)...............................................                 $  (391,000)  $   588,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
 Depreciation and amortization..................................                   1,526,000     2,034,000
 Benefit for deferred income taxes..............................                    (280,000)      (53,000)
 Provision for doubtful accounts................................                     956,000     1,285,000
 Minority interests.............................................                     (52,000)      847,000
 Cash flows from (increase) decrease in operating assets:
  Accounts receivable...........................................                  (3,097,000)     (513,000)
  Amounts due from third-party contractual agencies.............                     653,000    (4,217,000)
  Other current assets..........................................                     605,000      (514,000)
  Other non-current assets......................................                       3,000       (12,000)
 Cash flows from increase (decrease) in operating liabilities:
  Accounts payable..............................................                    (796,000)      666,000
  Accrued salaries, wages and other liabilities.................                    (922,000)   (1,604,000)
  Unpaid self-insurance claims..................................                    (113,000)      135,000
  Amounts due to third-party contractual agencies...............                     596,000     1,293,000
                                                                                 -----------   -----------
   Total adjustments............................................                    (921,000)     (653,000)
                                                                                 -----------   -----------
    Net cash used in operating activities.......................                  (1,312,000)      (65,000)
                                                                                 -----------   -----------
Cash Flows from Investing Activities
 Expenditures for property and equipment........................                    (345,000)     (787,000)
 Preopening costs...............................................                     (22,000)     (296,000)
                                                                                 -----------   -----------
    Net cash used in investing activities.......................                    (367,000)   (1,083,000)
                                                                                 -----------   -----------
Cash Flows from Financing Activities
 Loan costs.....................................................                     (21,000)     (145,000)
 Proceeds from exercise of stock options and employee
     stock purchase plan........................................                      90,000        68,000
 Distributions to minority interests............................                    (540,000)   (1,116,000)
 Payments on debt...............................................                    (888,000)   (3,608,000)
 Payment of preferred stock dividends...........................                     (91,000)      (91,000)
 Purchase of treasury stock.....................................                         ---       (44,000)
 Restricted cash used for debt payments.........................                         ---     3,055,000
 Cash held in trust.............................................                     130,000        19,000
                                                                                 -----------   -----------
    Net cash used in financing activities.......................                  (1,320,000)   (1,862,000)
                                                                                 -----------   -----------
Net decrease in cash and cash equivalents.......................                  (2,999,000)   (3,010,000)
Cash and cash equivalents at beginning of period................                   9,044,000     6,207,000
                                                                                 -----------   -----------
Cash and cash equivalents at end of period......................                 $ 6,045,000   $ 3,197,000
                                                                                 ===========   ===========

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
 Interest.......................................................                 $ 1,344,000   $ 1,747,000
 Income taxes...................................................                           0       616,000

                See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              SEPTEMBER 30, 1995


NOTE 1

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are, unless otherwise discussed in this report, of a normal recurring nature and have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

NOTE 2

          At September 30, 1995, the Company's credit facilities included $34,168,750 in senior secured notes and $2,076,924 in subordinated secured notes (the 1990 Credit Facility), and approximately $21,000,000 in letters of credit (to support the Company's variable rate demand revenue bonds) and $2,000,000 in a working capital facility (the 1993 Credit Facility).

          On May 1, 1995, the Company utilized a portion of the proceeds from a sale/leaseback of two of its inpatient facilities and prepaid $7.5 million of principal due on the senior secured notes as follows: $3,531,250 in full satisfaction of the amount due on September 30, 1995, $3,531,250 in full satisfaction of the amount due on March 31, 1996, and $437,500 in partial satisfaction of the $3,531,250 due on September 30, 1996. The senior secured notes bear interest at 11.6% and are due in semi-annual installments that began on March 31, 1993 and, after the May 1, 1995 prepayment, resume semi-annual installments on September 30, 1996 through March 31, 2000. The subordinated secured notes bear interest at 15.6% and are due in semi-annual installments that began on March 31, 1994 and end on March 31, 2000.

          The variable rate demand revenue bonds were issued in 1984 and 1985, have terms of 30 years and require annual principal payments of $800,000 (through year 2000) and $900,000 to $1,300,000 from years 2001 to maturity. Amounts outstanding under the working capital facility, which totalled $1 million and $1.5 million at September 30, 1995 and June 30, 1995, respectively, bear interest at a variable rate, which, at September 30, 1995, was 8.3%. Effective September 15, 1995, the Company and the group of banks supporting the 1993 Credit Facility agreed to an extension of the facility to February 15, 1997. In connection with this extension, certain financial covenants were modified and the Company agreed to reduce the banks' exposure by $2.8 million on or before December 31, 1995 and an additional $3.0 million on or before July 1, 1996.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


A summary of the Company's debt obligations is as follows:


                                      SEPTEMBER 30    JUNE 30
                                          1995         1995
                                      ------------  -----------

11.6% senior secured notes..........   $34,169,000  $34,169,000
Variable rate demand revenue bonds..    20,100,000   20,200,000
15.6% subordinated secured notes....     2,077,000    2,308,000
Capital lease obligation............       814,000      919,000
Working capital facility............     1,000,000    1,500,000
Other notes payable.................       351,000      303,000
                                       -----------  -----------
                                        58,511,000   59,399,000
Less amounts due within one year....     6,333,000    3,831,000
                                       -----------  -----------
                                       $52,178,000  $55,568,000
                                       ===========  ===========


          The Company has pledged as collateral substantially all of its land, buildings and improvements.

NOTE 3

          In April 1995, the Company sold and leased back the land, buildings and fixed equipment of two of its inpatient facilities. The leases have a primary term of 15 years (with three successive renewal options of 5 years each) and require aggregate annual minimum rentals of $1.54 million, payable monthly. Beginning April 1, 1996, the lease payments are subject to any upward adjustment (not to exceed 3% annually) in the consumer price index over the preceding twelve months. Effective April 1995, the Company agreed to lease an 80-bed facility near Salt Lake City, Utah for four years, with an option to renew for an additional three years. The lease requires annual base rental payments of $456,000. In addition, the lease provides for percentage rent payments to the lessor equal to 2% of the net revenues of the facility, payable quarterly. The Company leases its Corporate headquarters for a term of five years ending in April 1999 and various other clinics and outpatient operations over terms ranging from one to five years. Annual rent expense related to noncancellable operating leases totals approximately 2.7 million.

NOTE 4

          The provision for income taxes included in the consolidated statements of income differs from the amounts computed by applying the normal statutory rates to income before income taxes because such provision includes a) amounts reportable as income for federal income tax purposes which are not income for financial reporting purposes, b) amounts deducted for financial reporting purposes that are not allowable deductions for federal and state income tax purposes and c) amounts for state income taxes applicable to profitable subsidiaries which do not utilize the operating losses generated by unprofitable subsidiaries to offset taxable income. At September 30, 1995, the Company has estimated operating loss carryforwards available to reduce future taxable income of approximately

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

$21 million, subject to significant annual limitations pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

NOTE 5

          Effective April 24, 1995, the Company distributed, on a pro-rata basis in the form of a dividend, the common stock of its subsidiary, Ramsay Managed Care, Inc. ("RMCI"), held by the Company, to the holders of record on April 21, 1995 of the Company's common and preferred stock (the "RMCI Distribution"). RMCI, which was formed in October 1993, manages the delivery of mental health and substance abuse care and provides employee assistance and mental health and substance abuse treatment programs for and on behalf of self insured employers, health maintenance organizations ("HMOs"), insurance companies, government agencies and other third-party payors. Subsequent to the RMCI Distribution, RMCI ceased being a subsidiary of the Company.

          For the three months ended September 30, 1994, net revenues, operating expenses and income before income taxes of RMCI were $3,463,000, $3,400,000 and $63,000, respectively. Inclusion of RMCI in the Company's consolidated results of operations for the quarter ended September 30, 1994 had no effect on the earnings per share reported in that quarter.

          At September 30, 1995, total net cash advances made by the Company to or on behalf of RMCI, including for purposes of partially funding acquisitions and for working capital and other corporate purposes, totalled approximately $7.6 million. Of this amount, $6 million is represented by an unsecured, interest-bearing (8%), subordinated promissory note due from RMCI and issued on October 25, 1994. Interest on the subordinated promissory note, which is payable quarterly, commenced June 30, 1995 and principal is payable over a four-year period in equal quarterly installments commencing September 30, 1996.

          In addition to the subordinated promissory note and pursuant to a Distribution Agreement between RHCI and RMCI which governed the RMCI Distribution, RMCI agreed to pay amounts owed to RHCI as of April 24, 1995 (the "Distribution Date") totalling approximately $1,100,000. Pursuant to the Distribution Agreement, $600,000 of this amount was payable by RMCI on or before October 21, 1995 or on such other date and on such other terms and conditions as mutually agreed to by RHCI and RMCI. RMCI paid $275,000 to RHCI on June 30, 1995 in partial satisfaction of the amount due on October 21, 1995 and the parties are currently discussing deferred payment terms on the remaining $325,000. The balance of the amount outstanding on the Distribution Date, approximately $500,000, is payable on or before December 31, 1996, together with interest at 7% per annum accruing from October 21, 1995, or on such other date and on such other terms and conditions as shall be mutually agreed to between RHCI and RMCI.

          Subsequent to the RMCI Distribution, RHCI paid additional amounts incurred by RMCI prior to the Distribution Date and provided certain administrative services to RMCI pursuant to certain agreements entered into in connection with the RMCI Distribution. RHCI will be paid for these amounts, which at September 30, 1995 totalled approximately $725,000, on terms currently being discussed between the parties.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company pursues business expansion opportunities which are consistent with its overall strategic plan and disposes of operations no longer considered viable or consistent with this plan. The following significant events, which occurred subsequent to September 30, 1994, impact the comparison of revenues and operating expenses of the Company between the periods presented.

  *  The RMCI Distribution.

  * Virtual elimination (due to statutory changes effective July 1, 1995) of disproportionate share payments to the Company. Disproportionate share was a funding mechanism designed to adequately reimburse facilities serving a disproportionately high volume of Medicaid patients, relative to other providers. The majority of disproportionate share payments were received at the Company's Three Rivers facility, which was operated as a limited partnership in which the Company had a 55% interest and limited partners maintained a 45% interest. Due to the virtual elimination of disproportionate share payments effective July 1, 1995, as well as significantly more restrictive admission criteria imposed by the State of Louisiana on behavioral health providers treating adolescents in the State, the Three Rivers facility was closed in June 1995.

  * Commencement of operations in April 1995 at an 80-bed leased facility near Salt Lake City, Utah.

  * The closure of several day treatment centers and outpatient clinics during fiscal 1995 due to negative operating margins.

  *  Expansion of the Company's contract services division during fiscal
     1995.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

     The following table sets forth, for the period indicated, certain items of the Company's Consolidated Statements of Operations as a percentage of the Company's net revenues. The prior year percentages have been adjusted to exclude the operations of RMCI.

                                                  PERCENTAGE OF NET REVENUES
                                                         QUARTER ENDED
                                                          SEPTEMBER 30
                                                  --------------------------
                                                    1995            1994
                                                  -------         -------
Net revenues..........................             100.0%          100.0%
Operating expenses:
 Salaries, wages and benefits.........              55.7            50.4
 Other operating expenses.............              32.8            28.9
 Provision for doubtful accounts......               3.3             3.9
 Depreciation and amortization........               4.6             5.0
 Interest expense.....................               5.9             6.5
                                                  ------           -----
Total operating expenses..............             102.3            94.7
                                                  ------           -----
Income before minority interests and
 income taxes.........................              (2.3)            5.3

Minority interests....................              (0.1)            2.6
                                                  ------            ----
Income before income taxes............              (2.2)            2.7
                                                  ======            ====


          Net revenues in the quarter ended September 30, 1995 were $29.1 million, compared to $35.8 million in the comparable quarter of the prior fiscal year. The material changes in net revenues between these periods consisted of
(a) a $1.3 million decrease in same facility net inpatient revenues between periods, (b) a $0.2 million decrease in same facility net outpatient revenues between periods, (c) a decrease in net patient revenues of $4.4 million (of which $2.2 million was disproportionate share revenues) due to the closure of the Three Rivers facility, (d) an increase in net patient revenues of $1.2 million related to the opening of an additional facility near Salt Lake City, Utah ("Benchmark South"), (e) a $1.2 million increase in net patient revenues related to the Company's subacute operations, (f) a $0.3 million increase in net revenues related to the Company's contract services division, and (g) net revenues in the quarter ended September 30, 1994 related to RMCI of $3.5 million.

          Same facility net inpatient revenues decreased 6% between periods (from $22.3 million in the September 1994 quarter to $21.0 million in the current year quarter) which was consistent with the 5% decrease in same facility patient days between periods. The increase in net revenues related to subacute operations is due to the opening of an additional unit after the September 1994 quarter and a significant increase in census between periods at one of the Company's other three subacute units.

          Salaries, wages and benefits in the quarter ended September 30, 1995 were $16.2 million, compared to $17.7 million in the comparable quarter of the prior fiscal year. Same facility salaries, wages and benefits increased $0.5 (from $13.1 million to $13.6 million) between periods, or 4%.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

Other changes to salaries, wages and benefits between periods included (a) a decrease of $1.6 million related to the closure of the Three Rivers facility,
(b) an increase of $0.7 million related to the opening of Benchmark South, (c) an increase of $0.2 million related to subacute operations, (d) an increase of $0.2 million related to the contract services division and (e) salaries, wages and benefits in the quarter ended September 30, 1994 related to RMCI of $1.4 million.

          Other operating expenses in the quarter ended September 30, 1995 were $9.6 million, compared to $11.0 million in the comparable quarter of the prior fiscal year. Same facility other operating expenses increased $0.3 million between periods ($7.4 million in the current quarter compared to $7.1 million in the prior fiscal year quarter) whereas other operating expenses of RMCI in the quarter ended September 30, 1994 were $1.6 million. The decrease in other operating expenses between periods due to the closure of the Three Rivers facility was offset by the increase in other operating expenses due to the opening of Benchmark South.

          The provision for doubtful accounts in the quarter ended September 30, 1995 totalled $1.0 million, compared to $1.3 million in the prior year comparable quarter. The overall provision for doubtful accounts associated with the same facilities decreased $0.3 million between periods due to the continued shift in the Company's overall payor mix away from charged-based payors, which typically include a higher patient portion due and, consequently, higher bad debts.

          Depreciation and amortization in the quarter ended September 30, 1995 totalled $1.3 million, compared to $1.8 million in the prior year comparable quarter. This decrease is due to (a) the closure of the Three Rivers facility ($0.1 million), (b) depreciation and amortization in the quarter ended September 30, 1994 related to RMCI of $0.2 million and (c) an asset write-down recorded by the Company in the fourth quarter of its prior fiscal year, which reduced depreciation expense on the underlying assets between periods by $0.1 million.

          Interest expense decreased from $2.2 million in the quarter ended September 30, 1994 to $1.7 million in the current year comparable quarter. Debt levels were reduced between periods through regularly scheduled principal payments and a prepayment of principal on the senior secured notes, a $0.5 million reduction in principal on the subordinated secured notes and a $0.8 million reduction in principal on the variable rate demand revenue bonds. In addition, interest costs included in the September 30, 1994 quarter related to RMCI were not incurred in the current year quarter.

          Minority interests reflects the limited partners' share of income before income taxes of the Three Rivers facility. The decrease in minority interests between periods is due to the closure of this facility in June 1995.

FINANCIAL CONDITION

          The Company records amounts due to or from third-party contractual agencies (Medicare, Medicaid and Blue Cross) based on its best estimate, using the principles of cost reimbursement, of amounts to be ultimately received or paid under current and prior years' cost reports filed (or to be filed) with the appropriate intermediaries. Ultimate settlements and other lump-sum adjustments due from and paid to these intermediaries occur at various times during the fiscal year. At September

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

30, 1995, amounts due from Medicare, Medicaid and Blue Cross totalled $2.7 million, $1.2 million and $1.4 million, respectively. Also at September 30, 1995, amounts due to Medicare, Medicaid and Blue Cross totalled $4.4 million, $1.0 million and $0.2 million, respectively.

          During the three months ended September 30, 1995, amounts owed to minority interests decreased by a total of $0.6 million due primarily to distributions made to the minority partners in the Three Rivers Hospital Limited Partnership. In addition, the current portion of long-term debt increased approximately $2.5 million since June 30, 1995 because, on September 30, 1995, $3.1 million in principal on the senior secured notes came due within one year. This increase was offset by a $0.2 million principal payment on the subordinated secured notes and a $0.5 million reduction in the amount drawn under the working capital facility during the September 1995 quarter.

          The Company has net deferred tax assets of approximately $8.9 million at September 30, 1995. Management has considered the effects of implementing tax planning strategies, consisting of the sales of certain appreciated property, as the primary basis for not recognizing a valuation allowance related to its deferred tax assets at September 30, 1995. The ultimate realization of deferred tax assets may be affected by changes in the underlying values of the properties considered in the Company's tax planning strategies, which values are dependent upon the operating results and cash flows of the individual properties. The Company evaluates the realizability of its deferred tax assets on a quarterly basis by reviewing its tax planning strategies and assessing the need for a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's credit facilities include $34.2 million in senior secured notes, approximately $21 million in letters of credit, $2.1 million in subordinated secured notes and $2.0 million in a working capital facility. The senior secured notes bear interest at 11.6% and are payable as follows: (a) $3.1 million due on September 30, 1996, (b) semi-annual principal payments of $3.5 million from March 31, 1997 through September 30, 1998 and (c) semi-annual principal payments of $5.65 million from March 31, 1999 through March 31, 2000. The subordinated secured notes bear interest at 15.6% and require semi-annual principal payments of $0.2 million through March 31, 2000. Required annual principal payments on the variable rate demand revenue bonds total $0.8 million through year 2000 and $0.9 million to $1.3 million in years 2001 through 2015. Amounts outstanding under the working capital facility, which totalled $1.0 million at September 30, 1995, bear interest at a variable rate. The amount drawn is structured as a revolving credit loan, bearing interest at 8.3% and renewable in 30, 60 and 90-day increments, at the option of the Company. Under the provisions of the Company's Credit Agreement, which governs the terms of the letters of credit and the working capital facility, amounts outstanding under the working capital facility must be reduced to zero for 30 consecutive days in each fiscal year.

          In September 1995, the Company and the banks supporting the Credit Agreement agreed to terms which extend the expiration date of the Credit Agreement from May 15, 1996 to February 15, 1997. In connection with this extension, the Company agreed to reduce the banks' exposure (through regular principal payments on the variable rate demand revenue bonds outstanding, early redemption of certain of these bonds and/or elimination of the working capital facility) by $2.8 million on or

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

before December 31, 1995 and an additional $3 million on or before July 1, 1996. Management expects to satisfy the December 31, 1995 reduction in the banks' exposure by paying back the amount currently drawn and eliminating the working capital facility.

          At the current time, the Company does not have any commitments to make any material capital expenditures. The Company's current primary cash requirements relate to its normal operating expenses, the requirement to reduce its banks' credit exposure as discussed above, routine capital improvements at its facilities and selective expansion of outpatient programs and services. In addition, at the current time, the Company's specific development projects include expansion of its contract services division and its network of affiliations with medical/surgical hospitals and other healthcare providers. Construction costs related to the Company's subacute business were completed during fiscal 1995 and this business began generating positive cash flow from operations in the fourth quarter of fiscal 1995. Also, during 1995, the Company closed outpatient day treatment centers and other outpatient clinics which were experiencing negative cash flow.

          On the basis of its historical experience and projected cash needs, the Company believes that its existing cash resources, internally generated funds from operations and funds derived from any future asset sales will be sufficient to fund its current cash requirements and future identifiable needs. At the present time, the Company does not have any agreement to sell any of its assets.

OTHER MATTERS

          In October 1995, a corporate affiliate of Paul J. Ramsay, the Chairman of the Board of the Company, acquired through private placement an aggregate of 275,863 shares of common stock of the Company at a price of $3.625 per share.
Of the total shares acquired, 121,363 were issued for cash and 154,500 were issued for management fees due during the remainder of the Company's current fiscal year under the Company's management agreement with another corporate affiliate of Mr. Ramsay. With the issuance of the additional shares, the voting power of the interests in the Company controlled by Mr. Ramsay increased from approximately 30.9% to approximately 32.9%.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are as follows:

     Exhibit 10.99

         Second Amendment to Credit Agreement dated as of September 15, 1995 among the Company and certain of its subsidiaries named therein, Societe Generale, New York Branch, First Union National Bank of North Carolina and Hibernia National Bank, as lenders, and Societe Generale, as issuing bank and agent.

     Exhibit 10.100

         Fourth Supplemental Trust Indenture dated as of September 15, 1995 between the Company, Bountiful Psychiatric Hospital, Inc., Cumberland Mental Health, Inc., East Carolina Psychiatric Services Corporation, Havenwyck Hospital, Inc., Mesa Psychiatric Hospital, Inc. and Psychiatric Institute of West Virginia, Inc. and NationsBank of Georgia, National Association and Elizabeth Talley, as Trustees.

     Exhibit 10.101

         Amended and Restated Stock Purchase Agreement dated October 12, 1995 by and among Paul Ramsay Holdings Pty. Limited, Ramsay Health Care, Inc. and, solely for the purposes of Section I, III and VI of the agreement, Ramsay Health Care Pty. Limited.

     Exhibit 10.102

         Amendment to Rights Agreement, dated October 3, 1995 between Ramsay Health Care, Inc. and First Union National Bank of North Carolina, as Rights Agent.

     Exhibit 11

         Computation of Net Income per Share

     Exhibit 27

         Financial Data Schedule

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

     (b)  Current Reports on Form 8-K

          During the quarter ended September 30, 1995, the Company filed the following Current Reports on Form 8-K with the Commission:

     * Form 8-K dated August 1, 1995 relating to the Company's adoption of a Stockholder Rights Plan.

     * Form 8-K dated June 30, 1994 relating to the acquisition of a business on June 30, 1994. This filing was made during the quarter ended September 30, 1995, pursuant to applicable rules of the Commission.

     * Form 8-K dated October 29, 1993 relating to the acquisition of a business on October 29, 1993. This filing was made during the quarter ended September 30, 1995, pursuant to applicable rules of the Commission.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereupon duly authorized.


                              RAMSAY HEALTH CARE, INC.
                              Registrant


                              /s/ Daniel A. Sims
                              ------------------------------------
                              Daniel A. Sims
                              Corporate Controller




Date:  November 20, 1995