Form 10-Q
period 1995-12-31
RAMSAY HEALTH CARE INC
filed 1996-02-14
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                                   (Mark One)
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1995

                                       OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Transition period from_____ to______

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

                                    Yes X No

      The number of shares of the Registrant's Common Stock outstanding at February 12, 1996 follows:

           Common Stock, par value $0.01 per share - 8,023,468 shares

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


                                    FORM 10-Q


                                      INDEX



                                                                            Page

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
    Consolidated balance sheets - December 31, 1995 and
    June 30, 1995 (unaudited) ...........................................    1

Consolidated statements of operations - three and six months ended
    December 31, 1995 and 1994 (unaudited) ..............................    3

Consolidated statements of cash flows - three months ended
    December 31, 1995 and 1994 (unaudited) ..............................    4

Notes to consolidated financial statements - December 31, 1995
    (unaudited) .........................................................    5

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations ...............................................    8


Part II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders .............   14

Item 5. Other Information ...............................................   14

Item 6. Exhibits and Reports on Form 8-K ................................   15

SIGNATURES ..............................................................   16

                          PART I. FINANCIAL INFORMATION


                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                       December 31     June 30
                                                          1995           1995
                                                       ------------  ----------
     ASSETS

CURRENT ASSETS
 Cash and cash equivalents.............................$  5,390,000 $  9,044,000
 Patient accounts receivable, less allowances for
  doubtful accounts of $3,545,000 and $3,886,000
  at December 31, 1995 and June 30, 1995, respectively.  23,815,000   21,564,000
 Amounts due from third-party contractual agencies.....   6,173,000    5,956,000
 Receivable from affiliated company....................   1,651,000      325,000
 Other receivables.....................................   3,781,000    3,330,000
 Other current assets..................................   2,087,000    2,764,000
                                                        -----------  -----------
   TOTAL CURRENT ASSETS................................  42,897,000   42,983,000


OTHER ASSETS
 Cash held in trust....................................   1,592,000    1,778,000
 Cost in excess of net asset value of purchased
  businesses...........................................     652,000      663,000
 Unamortized preopening and loan costs.................   1,709,000    2,221,000
 Receivable from affiliated company....................   6,177,000    7,170,000
 Deferred income taxes.................................   8,391,000    8,652,000
 Other non-current assets..............................   2,206,000    2,301,000
                                                        ------------ -----------
                                                         20,727,000   22,785,000

PROPERTY AND EQUIPMENT
 Land..................................................   5,359,000    5,383,000
 Building and improvements.............................  77,850,000   77,630,000
 Equipment, furniture and fixtures.....................  20,063,000   19,611,000
                                                        ------------------------
                                                        103,272,000  102,624,000
 Less accumulated depreciation.........................  31,415,000   29,156,000
                                                        ------------------------
                                                         71,857,000   73,468,000
                                                        ----------- ------------

                                                       $135,481,000 $139,236,000
                                                        ===========  ===========







                 See notes to consolidated financial statements.

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)






                                                      December 31      June 30
                                                         1995            1995
                                                      --------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable .................................. $  2,428,000 $   3,868,000
 Accrued salaries and wages ........................    4,479,000     4,843,000
 Other accrued liabilities .........................    1,244,000     1,347,000
 Amounts due to third-party contractual agencies ...    5,332,000     4,996,000
 Current portion of long-term debt .................    8,123,000     3,831,000
                                                      -----------   -----------
   TOTAL CURRENT LIABILITIES .......................   21,606,000    18,885,000

LIABILITIES FOR SELF-INSURANCE CLAIMS, less
current portion ....................................    1,326,000     1,337,000

LONG-TERM DEBT, less current portion ...............   48,576,000    55,568,000

MINORITY INTERESTS .................................      846,000     1,667,000

STOCKHOLDERS' EQUITY
 Class B convertible preferred stock, Series C,
   $1 par value--authorized 152,321 shares;
   issued 142,486 shares (liquidation value of
   $7,244,000)including accrued dividends
   of $91,000 ......................................      233,000       233,000
 Common Stock, $.01 par value--authorized 20,000,000
   shares; issued 8,594,251 at December 31, 1995 and
   8,290,795 shares at June 30, 1995 ...............       86,000        83,000
 Additional paid-in capital ........................  100,048,000    99,147,000
 Retained earnings (deficit) .......................  (33,341,000)  (33,785,000)
 Treasury Stock, at cost--581,550 shares at
   December 31,1995 and June 30, 1995 ..............   (3,899,000)   (3,899,000)
                                                     ------------   ------------
                                                       63,127,000    61,779,000
                                                     ------------   ------------

                                                     $135,481,000  $139,236,000
                                                      ============  ============








                 See notes to consolidated financial statements.

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                     Quarter Ended           Six Months Ended
                                      December 31              December 31
                                    --------------------------------------------
                                    1995        1994         1995        1994
                                    --------------------------------------------

NET REVENUES                     $31,815,000 $35,634,000 $60,944,000 $71,457,000

Operating Expenses:
 Salaries, wages and benefits...  16,194,000  18,212,000  32,433,000  35,946,000
 Other operating expenses.......  10,190,000  11,232,000  19,746,000  22,243,000
 Provision for doubtful accounts   1,070,000   1,297,000   2,026,000   2,582,000
 Depreciation and amortization..   1,291,000   1,970,000   2,626,000   3,810,000
 Interest and other financing
   charges......................   1,783,000   2,144,000   3,509,000   4,311,000
                                  ----------------------------------------------
      TOTAL OPERATING EXPENSES..  30,528,000  34,855,000  60,340,000  68,892,000
                                  ----------------------------------------------

INCOME BEFORE MINORITY INTERESTS
 AND INCOME TAXES...............   1,287,000     779,000     604,000   2,565,000
Minority interests..............     (49,000)    166,000    (101,000)  1,013,000
                                  ----------------------------------------------

INCOME BEFORE INCOME TAXES......   1,336,000     613,000     705,000   1,552,000
Provision for income taxes......     501,000     176,000     261,000     527,000
                                  ----------------------------------------------

      NET INCOME ............... $   835,000 $   437,000 $   444,000  $1,025,000
                                  ==============================================

Income per common and dilutive common equivalent share:
 Primary........................       $0.09       $0.05       $0.05       $0.11
 Fully diluted..................       $0.09       $0.05       $0.05       $0.11

Weighted average number of shares outstanding:
 Primary........................   9,378,000   9,515,000   9,262,000   9,512,000
 Fully diluted..................   9,438,000   9,527,000   9,438,000   9,529,000














                 See notes to consolidated financial statements.

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                   Six Months Ended December 31
                                                         1995         1994
                                                   ----------------------------
Cash Flows from Operating Activities
Net income ...........................................$   444,000  $ 1,025,000
Adjustments to reconcile net income to net
 cash provided by(used in) operating activities:
 Depreciation and amortization .......................  3,035,000    4,204,000
 Provision (benefit) for deferred income taxes .......    261,000     (190,000)
 Provision for doubtful accounts .....................  2,026,000    2,582,000
 Minority interests ..................................   (101,000)   1,013,000
 Cash flows from (increase) decrease in operating assets:
    Accounts receivable .............................. (4,277,000)  (3,371,000)
    Amounts due from third-party contractual agencies    (217,000)  (2,895,000)
    Other current assets .............................    772,000   (1,671,000)
    Receivable from affiliated company ...............   (333,000)        --
    Other non-current assets .........................     95,000     (537,000)
 Cash flows from increase (decrease) in operating liabilities:
    Accounts payable ................................. (1,440,000)     213,000
    Accrued salaries, wages and other liabilities ....   (467,000)  (1,896,000)
    Unpaid self-insurance claims .....................    (11,000)    (130,000)
    Amounts due to third-party contractual agencies ..    336,000      300,000
                                                      -----------  -----------
       Total adjustments .............................   (321,000)  (2,378,000)
                                                      -----------  -----------
          Net cash provided by (used in) operating
          activities .................................    123,000   (1,353,000)
                                                      -----------  -----------
Cash Flows from Investing Activities
 Expenditures for property and equipment, net ........   (648,000)  (1,506,000)
 Preopening costs ....................................    (22,000)    (346,000)
 Restricted cash used for debt payments ..............       --      3,055,000
 Cash held in trust ..................................    186,000     (960,000)
                                                      -----------  -----------
           Net cash provided by (used in) investing
           activities ................................   (484,000)     243,000
                                                      -----------  -----------
Cash Flows from Financing Activities
 Loan costs ..........................................   (217,000)    (230,000)
 Payment of costs related to distribution of
 subsidiary ..........................................         --     (949,000)
 Proceeds from exercise of stock options and stock
 purchases ...........................................    526,000      157,000
 Distributions to minority interests .................   (720,000)  (1,656,000)
 Proceeds from private placement of shares of former
  subsidiary..........................................        --     3,320,000
 Proceeds from working capital facility ..............        --     2,500,000
 Payments on debt ...................................  (2,700,000) (4,749,000)
 Payment of preferred stock dividends ...............    (182,000)   (182,000)
 Purchase of treasury stock .........................        --       (44,000)
                                                      -----------  ----------
       Net cash used in financing activities .......  (3,293,000) (1,833,000)
                                                      -----------  ----------
Net decrease in cash and cash equivalents ...........  (3,654,000) (2,943,000)
Cash and cash equivalents at beginning of period ....   9,044,000   6,207,000
                                                      -----------  ----------
Cash and cash equivalents at end of period ..........$  5,390,000 $ 3,264,000
                                                      ============ ==========

Supplemental  Disclosures of Cash Flow  Information
Cash paid during the period
for:
 Interest ............................ .............. $ 2,672,000 $ 3,425,000
 Income taxes ......................................       89,000   1,316,000

                 See notes to consolidated financial statements.

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1995


NOTE 1

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are, unless otherwise discussed in this report, of a normal recurring nature and have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the three and six months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

NOTE 2

         At December 31, 1995, the Company's credit facilities included $34,168,750 in senior secured notes and $2,076,924 in subordinated secured notes (the 1990 Credit Facility), and approximately $20,000,000 in letters of credit, which support the Company's variable rate demand revenue bonds (the 1993 Credit Facility).

         On May 1, 1995, the Company utilized a portion of the proceeds from a sale/leaseback of two of its inpatient facilities and prepaid $7,500,000 of principal due on the senior secured notes as follows: $3,531,250 in full satisfaction of the amount due on September 30, 1995, $3,531,250 in full satisfaction of the amount due on March 31, 1996, and $437,500 in partial satisfaction of the $3,531,250 due on September 30, 1996. The senior secured notes bear interest at 11.6% and are due in semi-annual installments that began on March 31, 1993 and, after the May 1, 1995 prepayment, resume semi-annual installments on September 30, 1996 through March 31, 2000. The subordinated secured notes bear interest at 15.6% and are due in semi-annual installments that began on March 31, 1994 and end on March 31, 2000.

         The variable rate demand revenue bonds were issued in 1984 and 1985, have terms of 30 years and require annual principal payments of $800,000 (through year 2000) and $900,000 to $1,300,000 (from years 2001 to maturity).

         Effective September 15, 1995, the Company and the group of banks supporting the 1993 Credit Facility agreed to an extension of the facility to February 15, 1997. In connection with this extension, certain financial covenants were modified and the Company agreed to reduce the banks' exposure by $2.8 million on or before December 31, 1995 and an additional $3.0 million on or before July 1, 1996. In December 1995, the Company fully paid down and terminated a working capital facility originally issued in connection with the

1993  Credit  Facility,   thereby  achieving,  along  with  regularly  scheduled
principal payments made prior to December 31,1995, the $2.8 million reduction in the banks' credit exposure.

A summary of the Company's debt obligations is as follows:

                                         December 31      June 30
                                             1995           1995
                                        -------------  -------------

11.6% senior secured notes ............ $  34,169,000   $ 34,169,000
Variable rate demand revenue bonds ....    19,400,000     20,200,000
15.6% subordinated secured notes ......     2,077,000      2,308,000
Capital lease obligation...............       707,000        919,000
Working capital facility...............           ---      1,500,000
Other notes payable....................       346,000        303,000
                                          -----------     ----------
                                           56,699,000     59,399,000
Less amounts due within one year.......     8,123,000      3,831,000
                                          -----------     ----------
                                        $  48,576,000   $ 55,568,000
                                           ==========     ==========

         The Company has pledged as collateral substantially all of its land, buildings and improvements.

NOTE 3

         In April 1995, the Company sold and leased back the land, buildings and fixed equipment of two of its inpatient facilities. The leases have a primary term of 15 years (with three successive renewal options of 5 years each) and require aggregate annual minimum rentals of $1.54 million, payable monthly. Beginning April 1, 1996, the lease payments are subject to an upward adjustment (not to exceed 3% annually) based upon any increase in the consumer price index over the preceding twelve months. Effective April 1995, the Company agreed to lease an 80-bed facility near Salt Lake City, Utah for four years, with an option to renew for an additional three years. The lease requires annual base rental payments of $456,000. In addition, the lease provides for percentage rent payments to the lessor equal to 2% of the net revenues of the facility, payable quarterly. The Company leases its corporate headquarters for a term of five years ending in April 1999 and various other clinics and outpatient operations over terms ranging from one to five years. Annual rent expense related to noncancellable operating leases totals approximately $2.7 million.

NOTE 4

         The provision for income taxes included in the consolidated statements of income differs from the amounts computed by applying the normal statutory rates to income before income taxes because such provision includes a) amounts reportable as income for federal income tax purposes which are not income for financial reporting purposes, b) amounts deducted for financial reporting purposes that are not allowable deductions for federal and state income tax purposes and c) amounts for state income taxes applicable to profitable subsidiaries which do not utilize the operating losses generated by unprofitable subsidiaries to offset taxable income. At December 31, 1995, the Company has estimated operating loss carryforwards available to reduce future taxable income of approximately $21,000,000, subject to significant annual limitations pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

NOTE 5

         Effective April 24, 1995, the Company distributed, on a pro-rata basis in the form of a dividend, the common stock of its subsidiary, Ramsay Managed Care, Inc. ("RMCI"), held by the Company, to the holders of record on April 21, 1995 of the Company's common and preferred stock (the "RMCI Distribution"). RMCI, which was formed in October 1993, manages the delivery of mental health and substance abuse care and provides employee assistance and mental health and substance abuse treatment programs for and on behalf of self-insured employers, health maintenance organizations ("HMOs"), insurance companies, government agencies and other third-party payors. Subsequent to the RMCI Distribution, RMCI ceased being a subsidiary of the Company.

         For the three months ended December 31, 1994, net revenues, operating expenses and income before income taxes of RMCI were $3,492,000, $3,403,000 and $89,000, respectively. For the six months ended December 31, 1994, net revenues, operating expenses and income before income taxes of RMCI were $6,955,000, $6,804,000 and $151,000, respectively. Inclusion of RMCI in the Company's consolidated results of operations for the three and six months ended December 31, 1994 increased earnings per share reported in those periods by $0.01 per share.

     At December 31, 1995, total net cash advances made by the Company to or on behalf of RMCI, including for purposes of partially funding acquisitions and for working capital and other corporate purposes, totalled approximately $7,800,000. The Company anticipates the current portion of this receivable will be paid prior to fiscal yar end or otherwise in accordance with the payment terms as described below. Of the $7,800,000 currently outstanding, $6 million is represented by an unsecured, interest-bearing (8%), subordinated promissory note due from RMCI and issued on October 25, 1994. Interest on the subordinated promissory note commenced June 30, 1995 and is payable on a quarterly basis. Principal on the subordinated promissory note is payable over a four-year period in 17 equal quarterly installments commencing September 30, 1996.

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

     Subsequent to the RMCI Distribution, RHCI paid additional amounts incurred by RMCI prior to the Distribution Date and has provided certain administrative services to RMCI pursuant to certain agreements entered into in connection with the RMCI Distribution. RHCI will be paid for these amounts which, which at December 31, 1995, totalled approximately $855,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company pursues business expansion opportunities which are consistent with its overall strategic plan and disposes of operations no longer considered viable or consistent with this plan. The following significant events, which occurred subsequent to December 31, 1994, impact the comparison of revenues and operating expenses of the Company between the periods presented.

         *        The RMCI Distribution.

         * Virtual elimination (due to statutory changes effective July 1, 1995) of disproportionate share payments to the Company. Disproportionate share was a funding mechanism designed to adequately reimburse facilities serving a disproportionately high volume of Medicaid patients, relative to other providers. The majority of disproportionate share payments were received at the Company's Three Rivers facility, which was operated as a limited partnership in which the Company had a 55% interest and limited partners maintained a 45% interest. Due to the virtual elimination of disproportionate share payments effective July 1, 1995, as well as significantly more restrictive admission criteria imposed by the State of Louisiana on behavioral health providers treating adolescents in the State, the Three Rivers facility was closed in June 1995. See Part II. Item 5 - "Other Information".

          * Commencement of operations in April 1995 at an 80-bed leased facility near Salt Lake City, Utah.

          * The closure of several day treatment centers and outpatient clinics during fiscal 1995 due to negative operating margins.

          * Expansion of the Company's contract services division during the latter part of fiscal 1995.

Results of Operations

         The following table sets forth, for the periods indicated, certain items of the Company's Consolidated Statements of Operations as a percentage of the Company's net revenues. The prior year percentages have been adjusted to exclude the operations of RMCI.

                                           Percentage of Net Revenues
                                         Quarter Ended  Six Months Ended
                                           December 31     December 31
                                        ----------------------------------
                                          1995    1994    1995    1994
                                        ----------------------------------

Net revenues .......................     100.0%  100.0%  100.0%  100.0%
Operating expenses:
     Salaries, wages and benefits ..      50.9    51.5    53.2    51.0
     Other operating expenses ......      32.0    30.5    32.4    29.7
     Provision for doubtful accounts       3.4     4.1     3.3     4.0
     Depreciation and amortization .       4.1     5.3     4.3     5.1
     Interest expense ..............       5.6     6.5     5.8     6.5
                                         -----   -----   -----   -----
Total operating expenses ...........      96.0    97.9    99.0    96.3
                                         -----   -----   -----   -----
Income before minority interests and
     income taxes ..................       4.0     2.1     1.0     3.7

Minority interests .................      (0.2)    0.5    (0.1)    1.6
                                         -----   -----   -----   -----
Income before income taxes .........       4.2     1.6     1.1     2.1
                                         =====   =====   =====   =====

Quarter Ended December 31, 1995 Compared to
Quarter Ended December 31, 1994

         Net revenues in the quarter ended December 31, 1995 were $31.8 million, compared to $35.6 million in the comparable quarter of the prior fiscal year. The material changes in net revenues between these periods consisted of a) a $1.1 million decrease in same facility net inpatient revenues between periods,
b) a $0.7 million decrease in same facility net outpatient revenues between periods, c) a decrease in net patient revenues of $2.7 million (of which $0.6 million was disproportionate share revenues) due to the closure of the Three Rivers facility, d) an increase in net patient revenues of $1.7 million related to the opening of an additional facility near Salt Lake City, Utah ("Benchmark South"), e) a $1.9 million increase in net patient revenues related to the Company's subacute operations, f) a $0.5 million increase in net revenues related to the Company's contract services division, and g) net revenues in the quarter ended December 31, 1994 related to RMCI of $3.5 million.

         Same facility net inpatient revenues decreased 5% between periods (from $22.6 million in the December 1994 quarter to $21.4 million in the current year quarter) while same facility patient days were stable between periods. Increased pressures by managed care organizations and other payors, as well as a change in the Company's payor mix and service levels, decreased the Company's inpatient revenue per patient day by 5.5% between periods. The increase in net revenues related to subacute operations is due to the opening of an additional unit at the end of the December 1994 quarter and a significant increase in census between periods at two of the Company's other three subacute units.

         Salaries, wages and benefits in the quarter ended December 31, 1995 were $16.2 million, compared to $18.2 million in the comparable quarter of the prior fiscal year. Same facility salaries, wages and benefits decreased $0.2 million (from $13.5 million to $13.3 million) between periods, or 1.5%. Other changes to salaries, wages and benefits between periods included a) a decrease of $1.3 million related to the closure of the Three Rivers facility, b) an increase of $0.9 million related to the opening of Benchmark South, c) an increase of $0.3 million related to subacute operations and d) salaries, wages and benefits in the quarter ended December 30, 1994 related to RMCI of $1.7 million.

         Other operating expenses in the quarter ended December 31, 1995 were $10.2 million, compared to $11.2 million in the comparable quarter of the prior fiscal year. Same facility other operating expenses decreased $0.5 million between periods ($7.1 million in the current quarter compared to $7.6 million in the prior fiscal year quarter), other operating expenses of RMCI in the quarter ended December 31, 1994 were $1.4 million, and other operating expenses related to subacute operations increased $0.8 million between periods. The decrease in other operating expenses between periods due to the closure of the Three Rivers facility was offset by the increase in other operating expenses due to the opening of Benchmark South.

         The provision for doubtful accounts in the quarter ended December 31, 1995 totalled $1.1 million, compared to $1.3 million in the prior year comparable quarter. The overall provision for doubtful accounts associated with the same facilities decreased $0.2 million between periods due to the continued shift in the Company's overall payor mix away from charged-based payors, which typically include a higher patient portion due and, consequently, higher bad debts.

         Depreciation and amortization in the quarter ended December 31, 1995 totalled $1.3 million, compared to $2.0 million in the prior year comparable quarter. This decrease is due to a) the closure of the Three Rivers facility ($0.1 million), b) depreciation and amortization in the quarter ended December 31, 1994 related to RMCI of $0.3 million and c) a sale/leaseback transaction and asset write-down recorded by the Company in the third and fourth quarter, respectively, of its prior fiscal year, which reduced depreciation expense on the underlying assets between periods by $0.3 million.

         Interest expense decreased from $2.1 million in the quarter ended December 31, 1994 to $1.8 million in the current year comparable quarter. Debt levels were reduced between periods through a prepayment of principal on the senior secured notes, a $0.5 million reduction in principal on the subordinated secured notes and a $0.8 million reduction in principal on the variable rate demand revenue bonds. In addition, interest costs included in the December 31, 1994 quarter related to RMCI were not incurred in the current year quarter.

         Minority interests reflects the limited partners' share of income or loss before income taxes of the Three Rivers facility. The decrease in minority interests between periods is due to the closure of this facility in June 1995.

Six Months Ended December 31, 1995 Compared to
Six Months Ended December 31, 1994

         Net revenues in the six months ended December 31, 1995 were $60.9 million, compared to $71.5 million in the comparable period of the prior fiscal year. The material changes in net revenues between these periods consisted of a) a $2.4 million decrease in same facility net inpatient revenues between periods,
b) a $0.9 million decrease in same facility net outpatient revenues between periods, c) a decrease in net patient revenues of $7.1 million (of which $2.8 million was disproportionate share revenues) due to the closure of the Three Rivers facility, d) an increase in net patient revenues of $3.0 million related to the opening of an additional facility near Salt Lake City, Utah ("Benchmark South"), e) a $3.1 million increase in net patient revenues related to the Company's subacute operations, f) a $0.7 million increase in net revenues related to the Company's contract services division and g) net revenues in the six months ended December 31, 1994 related to RMCI of $7.0 million.

         Same facility net inpatient revenues, excluding Louisiana disproportionate share revenues recorded at the Company's Bayou Oaks facility in the prior year period, decreased 3% between periods (from $43.9 million in the prior year to $42.4 million in the current year) while same facility patient days increased 3% between periods. Increased pressures by managed care organizations and other payors, as well as a change in the Company's payor mix and service levels, decreased the Company's inpatient revenue per patient day by 6.2% between periods. The increase in net revenues related to subacute operations is due to the opening of an additional unit at the end of December 1994 and a significant increase in census between periods at two of the Company's other three subacute units.

         Salaries, wages and benefits in the six months ended December 31, 1995 were $32.4 million, compared to $35.9 million in the comparable period of the prior fiscal year. Same facility salaries, wages and benefits increased $0.3 (from $26.5 million to $26.8 million) between periods, or 1%. Other changes to salaries, wages and benefits between periods included a) a decrease of $2.9 million related to the closure of the Three Rivers facility, b) an increase of $1.6 million related to the opening of Benchmark South, c) an increase of $0.6 million related to subacute operations and d) salaries, wages and benefits in the six months ended December 31, 1994 related to RMCI of $3.1 million.

         Other operating expenses in the six months ended December 31, 1995 were $19.7 million, compared to $22.2 million in the comparable six month period of the prior fiscal year. Same facility other operating expenses decreased $0.2 million between periods ($14.5 million in the current year period compared to $14.7 million in the prior year period), other operating expenses of RMCI in the six months ended December 31, 1994 were $2.9 million, and other operating expenses related to subacute operations increased $0.7 million between periods. The decrease in other operating expenses between periods due to the closure of the Three Rivers facility was offset by the increase in other operating expenses due to the opening of Benchmark South.

         The provision for doubtful accounts in the six months ended December 31, 1995 totalled $2.0 million, compared to $2.6 million in the prior year comparable period. The overall provision for doubtful accounts associated with the same facilities decreased $0.6 million between periods due to the continued shift in the Company's overall payor mix away from charged-based payors, which typically include a higher patient portion due and, consequently, higher bad debts.

         Depreciation and amortization in the six months ended December 31, 1995 totalled $2.6 million, compared to $3.8 million in the prior year comparable period. This decrease is due to a) the closure of the Three Rivers facility ($0.2 million), b) depreciation and amortization in the six months ended December 31, 1994 related to RMCI of $0.5 million and c) a sale/leaseback transaction and asset write-down recorded by the Company in the third and fourth quarter, respectively, of its prior fiscal year, which reduced depreciation expense on the underlying assets between periods by $0.5 million.

         Interest expense decreased from $4.3 million in the six months ended December 31, 1994 to $3.5 million in the current year comparable period. Debt levels were reduced between periods through regularly scheduled principal payments and a prepayment of principal on the senior secured notes, a $0.5 million reduction in principal on the subordinated secured notes and a $0.8 million reduction in principal on the variable rate demand revenue bonds. In addition, interest costs included in the December 31, 1994 six month period related to RMCI were not incurred in the current year period.

         Minority interests reflects the limited partners' share of income or loss before income taxes of the Three Rivers facility. The decrease in minority interests between periods is due to the closure of this facility in June 1995.

Financial Condition

         The Company records amounts due to or from third-party contractual agencies (Medicare, Medicaid and Blue Cross) based on its best estimate, using the principles of cost reimbursement, of amounts to be ultimately received or paid under current and prior years' cost reports filed (or to be filed) with the appropriate intermediaries. Ultimate settlements and other lump-sum adjustments due from and paid to these intermediaries occur at various times during the fiscal year. At December 31, 1995, amounts due from Medicare, Medicaid and Blue Cross totalled $3.7 million, $1.3 million and $1.2 million, respectively. Also at December 31, 1995, amounts due to Medicare, Medicaid and Blue Cross totalled $3.9 million, $1.1 million and $0.3 million, respectively.

         During the six months ended December 31, 1995, amounts owed to minority interests decreased by a total of $0.8 million due primarily to distributions made to the minority partners in the Three Rivers Hospital Limited Partnership. In addition, the current portion of long-term debt increased approximately $4.3 million since June 30, 1995 due to a) the Company's commitment to reduce the credit exposure of its bank group by $3.0 million on July 1, 1996 and b) $3.1 million in principal on the senior secured notes which came due within one year on September 30, 1995. These increases were offset by $1.5 million in payments during the six months ended December 31, 1995 on the amount outstanding at June 30, 1995 under the Company's former working capital facility. The Company fully paid down and terminated this working capital facility in December 1995. See "Liquidity and Capital Resources" below.

         The Company has net deferred tax assets of approximately $8.4 million at December 31, 1995. Management has considered the effects of implementing tax planning strategies, consisting of the sales of certain appreciated property, as the primary basis for not recognizing a valuation allowance related to its deferred tax assets at December 31, 1995. The ultimate realization of deferred tax assets may be affected by changes in the underlying values of the properties considered in the Company's tax planning strategies, which values are dependent upon the operating results and cash flows of the individual properties. The Company evaluates the realizability of its deferred tax assets on a quarterly basis by reviewing its tax planning strategies and assessing the need for a valuation allowance.

         In October 1995, a corporate affiliate of Paul J. Ramsay, the Chairman of the Board of the Company, acquired through private placement an aggregate of 275,863 shares of common stock of the Company at a price of $3.625 per share. Of the total shares acquired, 121,363 were issued for cash and 154,500 were issued for management fees due during the remainder of the Company's current fiscal year under the Company's management agreement with another corporate affiliate of Mr. Ramsay. The shares issued for management fees were recorded as prepaid management fees and the total amount prepaid at December 31, 1995 ($0.4 million) is included in other current assets in the accompanying balance sheet. With the issuance of the additional shares, the voting power of the interests in the Company controlled by Mr. Ramsay increased from approximately 30.9% to approximately 32.9%.

Liquidity and Capital Resources

         The Company's credit facilities include $34.2 million in senior secured notes, approximately $20 million in letters of credit and $2.1 million in subordinated secured notes. The senior secured notes bear interest at 11.6% and are payable as follows: a) $3.1 million due on September 30, 1996, b) semi-annual principal payments of $3.5 million from March 31, 1997 through September 30, 1998 and c) semi-annual principal payments of $5.65 million from March 31, 1999 through March 31, 2000. The subordinated secured notes bear interest at 15.6% and require semi-annual principal payments of $0.2 million through March 31, 2000. Required annual principal payments on the variable rate demand revenue bonds total $0.8 million through year 2000 and $0.9 million to $1.3 million in years 2001 through 2015.

         In September 1995, the Company and the banks supporting the 1993 Credit Facility agreed to terms which extended the expiration date of the 1993 Credit Facility from May 15, 1996 to February 15, 1997. In connection with this extension, the Company agreed to reduce the banks' exposure (through regular principal payments on the variable rate demand revenue bonds outstanding, early redemption of certain of these bonds and/or elimination of a working capital facility) by $2.8 million on or before December 31, 1995 and an additional $3 million on or before July 1, 1996. In December 1995, the Company fully paid down and terminated the working capital facility originally issued in connection with the 1993 Credit Facility, thereby achieving, along with regularly scheduled principal payments made prior to December 31, 1995, the $2.8 million reduction in the banks' credit exposure.

         At the current time, the Company does not have any commitments to make any material capital expenditures. The Company's current primary cash requirements relate to its normal operating expenses, the requirement to reduce its banks' credit exposure as discussed above, principal payments on its senior secured notes (which recommence on September 30, 1996) and routine capital improvements at its facilities. Construction costs related to the Company's subacute business were completed during fiscal 1995 and this business began generating positive cash flow from operations in the fourth quarter of fiscal 1995. Also, during 1995, the Company closed outpatient day treatment centers and other outpatient clinics which were experiencing negative cash flow.

         On the basis of its historical experience and projected cash needs, the Company believes that its existing cash resources, internally generated funds from operations, repayments of certain of the amounts owed by Ramsay Managed Care, Inc. and funds derived from any future asset sales will be sufficient to fund its current cash requirements and future identifiable needs. At the present time, the Company does not have any agreement to sell any of its assets.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of the Company was held on November 10, 1995. At the meeting, the Ramsay Health Care, Inc. 1995 Long Term Incentive Plan was approved by the stockholders by a vote of 4,734,610 votes in favor, 1,128,348 votes against, 20,492 votes abstaining and 1,214,063 broker non-votes. The Board of Directors' selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended June 30, 1996 was ratified during the meeting by a vote of 7,047,306 in favor, 33,523 against and 17,440 abstaining. The affirmative vote of a majority of the shares of Company stock represented and voted at the meeting was required for approval or ratification.

         During the Annual Meeting of Stockholders of the Company held on November 10, 1995, nominees for directors of the Company were approved by a vote which approximated, for each director, 6,700,000 in favor and 400,000 abstaining. The nine directors of the Company elected during the meeting were as follows: Aaron Beam, Jr., Gregory H. Browne, Peter J. Evans, Robert E. Galloway, Thomas M. Haythe, Reynold J. Jennings, Paul J. Ramsay, Steven J. Shulman and Michael S. Siddle.

Item 5.  Other Information

         During fiscal years 1994 and 1995, the Company's Three Rivers facility received Medicaid disproportionate share payments based on annual patient volume projections made at the beginning of the facility's cost reporting periods. The State of Louisiana has reviewed Three Rivers' annual patient volume for these periods and has made a preliminary determination that the facility was overpaid approximately $1.6 million in disproportionate share payments. The Company believes that certain of the calculations which support the State's preliminary determination are in error and that other relevant factors affecting this determination have not been considered.

         Further, during fiscal years 1994 and 1995, the Company's Three Rivers and Bayou Oaks facilities received additional disproportionate share payments totalling $2.6 million and $0.6 million, respectively, based on the facilities' classification as Louisiana teaching hospitals. The Company is aware through public information sources that the State of Louisiana may take the position that these facilities (and other psychiatric facilities not operated by the Company) were not teaching hospitals at the time these payments were made. The Company believes that, based on its understanding of the rules and regulations in place at the time these payments were made, payments received as a result of the teaching classification were appropriate.

         In neither of the foregoing matters has the State of Louisiana made a final determination or demand for repayment by the Company. Although the Company intends to discuss the foregoing matters with representatives from the State of Louisiana, at this time, the Company cannot predict the outcome of these discussions or the State's ultimate position on these matters.


Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are as follows:

                 Exhibit 10.103 Ramsay Health Care, Inc. 1995 Long Term Incentive Plan

                 Exhibit 11           Computation of Net Income per Share

                 Exhibit 27           Financial Data Schedule

         (b)     Current Reports on Form 8-K

                 There were no Current Reports on Form 8-K filed with the Commission during the quarter ended December 31, 1995.

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


                                              RAMSAY HEALTH CARE, INC.
                                              Registrant


                                              /s/ Daniel A. Sims
                                              Corporate Controller





Date:  February 14, 1996