Form 10-Q
period 1996-03-31
RAMSAY HEALTH CARE INC
filed 1996-05-15
CIK 773136

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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

                          Entergy Corporation Building
                          639 Loyola Avenue, Suite 1700
                          New Orleans, Louisiana 70113
               (Address of principal executive offices) (Zip Code)

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

                                    Yes X No

         The number of shares of the Registrant's Common Stock outstanding at May 14, 1996 follows:

           Common Stock, par value $0.01 per share - 8,023,558 shares

RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


                                    FORM 10-Q


                                      INDEX



                                                                     Page
Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements
     Consolidated balance sheets - March 31, 1996
         and June 30, 1995 (unaudited)..................                1

        Consolidated statements of operations - three months ended
         March 31, 1996 and 1995 (unaudited)............                3

        Consolidated statements of cash flows - nine months ended
         March 31, 1996 and 1995 (unaudited)............                4

        Notes to consolidated financial statements -
         March 31, 1996 (unaudited).....................                5

Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations......                9


Part II.  OTHER INFORMATION

Item 5. Other Information...............................               16

Item 6. Exhibits and Current Reports on Form 8-K........               16

     SIGNATURES.........................................               17

                          PART I. FINANCIAL INFORMATION

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)




                                                        March 31       June 30
                                                          1996           1995
                                                       ---------       ---------
     ASSETS
CURRENT ASSETS
Cash and cash equivalents ........................   $  4,074,000   $  9,044,000
Patient accounts receivable, less allowances for
  doubtful accounts of $3,570,000 and $3,886,000
  at March 31, 1996 and June 30, 1995, respectively    25,979,000     21,564,000
Amounts due from third-party contractual agencies       7,190,000      5,956,000
Receivable from affiliated company ...............      2,124,000        325,000
Other receivables ................................      4,266,000      3,330,000
Other current  assets ............................      1,971,000      2,764,000
                                                     ------------   ------------
    TOTAL CURRENT ASSETS .........................     45,604,000     42,983,000

OTHER ASSETS
Cash held in trust ...............................      1,271,000      1,778,000
Cost in excess of net asset value of purchased
   businesses ....................................        647,000        663,000
Unamortized preopening and loan costs ............      1,323,000      2,221,000
Receivable from affiliated company ...............      5,865,000      7,170,000
Deferred income taxes ............................      8,002,000      8,652,000
Other non-current assets .........................      2,442,000      2,301,000
                                                     ------------   ------------
                                                       19,550,000     22,785,000
PROPERTY AND EQUIPMENT
Land .............................................      5,359,000      5,383,000
Building and improvements ........................     78,130,000     77,630,000
Equipment, furniture and fixtures ................     20,159,000     19,611,000
                                                     ------------   ------------
                                                      103,648,000    102,624,000
Less accumulated depreciation ....................     32,546,000     29,156,000
                                                     ------------   ------------
                                                       71,102,000     73,468,000
                                                     ------------   ------------
                                                     $136,256,000   $139,236,000
                                                     ============   ============





                 See notes to consolidated financial statements.

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                March 31               June 30
                                                  1996                   1995
                                                --------               ---------



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable .........................  $   2,888,000        $    3,868,000
Accrued salaries and wages ...............      3,895,000             4,843,000
Other accrued liabilities ................      1,258,000             1,347,000
Amounts due to third-party contractual
   agencies ..............................      6,329,000             4,996,000
Current portion of long-term debt ........     11,542,000             3,831,000
                                               -----------            ----------
     TOTAL CURRENT LIABILITIES ...........     25,912,000            18,885,000

LIABILITIES FOR SELF-INSURANCE CLAIMS,
   less current portion ..................      1,294,000             1,337,000

LONG-TERM DEBT, less current portion .....     44,664,000            55,568,000

MINORITY INTERESTS .......................        771,000             1,667,000

STOCKHOLDERS' EQUITY
   Class B convertible preferred stock,
     Series C, $1 par value-authorized
     152,321 shares; issued 142,486 shares
     (liquidation value of $7,244,000)
     including accrued dividends at
     June 30, 1995 of $91,000 ............        142,000               233,000
   Common Stock, $.01 par value-authorized
     20,000,000 shares; issued 8,605,108
     shares at March 31, 1996 and 8,290,795
     shares at June 30, 1995 .............         86,000                83,000
   Additional paid-in capital ............     99,989,000            99,147,000
   Retained earnings (deficit) ...........    (32,703,000)          (33,785,000)
   Treasury Stock, at cost--581,550 shares
     at March 31, 1996 and June 30, 1995..     (3,899,000)           (3,899,000)
                                               ----------            -----------

                                               63,615,000            61,779,000
                                               ----------            -----------

                                            $ 136,256,000         $ 139,236,000
                                              ===========           ============




                 See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                               Quarter Ended                Nine Months Ended
                                  March 31                        March 31
                          ------------------------    -------------------------
                             1996         1995           1996          1995
                             ----         ----           ----          ----

NET REVENUES            $  31,888,000 $ 33,547,000 $  92,832,000  $ 105,004,000

Operating Expenses:
   Salaries, wages and
     benefits              16,374,000   17,390,000    48,807,000     53,336,000
   Other operating
     expenses              10,156,000   11,270,000    29,902,000     33,513,000
   Provision for doubtful
     accounts ..........    1,218,000    1,183,000     3,244,000      3,765,000
   Depreciation and
     amortization ......    1,422,000    1,927,000     4,048,000      5,737,000
   Interest and other
     financing charges .    1,754,000    2,161,000     5,263,000      6,472,000
   Loss on sales and
     closure of facilities        ---    4,797,000           ---      4,797,000

                          ------------   ---------     ---------     -----------
   TOTAL OPERATING
     EXPENSES              30,924,000   38,728,000    91,264,000    107,620,000
                           ----------   ----------    ----------    ------------


INCOME (LOSS) BEFORE
   MINORITY INTERESTS,
   INCOME TAXES AND
   EXTRAORDINARY ITEM .       964,000   (5,181,000)    1,568,000     (2,616,000)
Minority interests ....   (    76,000)     134,000      (177,000)     1,147,000
                           -----------   ---------     ----------    -----------

INCOME (LOSS) BEFORE
   INCOME TAXES AND
   EXTRAORDINARY ITEM .     1,040,000   (5,315,000)    1,745,000     (3,763,000)
Provision (benefit) for
   income taxes .......       402,000   (1,355,000)      663,000       (828,000)
                            ---------   -----------    ---------     -----------

INCOME (LOSS) BEFORE          638,000   (3,960,000)    1,082,000     (2,935,000)
   EXTRAORDINARY ITEM .

   Loss from early
     extinguishment of debt,
     net of applicable income
     taxes ............           ---     (361,000)          ---       (361,000)
                            ---------   -----------    ---------      ----------

NET INCOME (LOSS)          $  638,000  $(4,321,000)  $ 1,082,000   $ (3,296,000)
                            =========   ===========    =========     ===========
INCOME (LOSS) PER
   COMMON AND
   DILUTIVE COMMON
   EQUIVALENT SHARE
Primary:
   Before extraordinary item   $ 0.07       $(0.52)       $ 0.12         $(0.41)
   Extraordinary item .           ---        (0.05)          ---          (0.05)
                                 ----        -----         -----           -----
                               $ 0.07       $(0.57)       $ 0.12         $(0.46)
                                 ====       =======        =====          ======
Fully Diluted:
   Before extraordinary
     item .............        $ 0.07       $(0.52)       $ 0.11         $(0.41)
   Extraordinary item .           ---        (0.05)          ---          (0.05)
                                 ----         -----        -----         ------
                               $ 0.07       $(0.57)       $ 0.11         $(0.46)
                                 ====        ======        =====          ======

Weighted average number of shares outstanding:
     Primary ..........     9,446,000    7,759,000     9,323,000      7,737,000
     Fully diluted ....     9,448,000    7,759,000     9,448,000      7,737,000


                See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                     Nine Months Ended March 31
                                                          1996         1995
                                                          ----         ----
Cash Flows from Operating Activities
Net income (loss) ..................................   $ 1,082,000 $ (3,296,000)
Adjustments to reconcile net income (loss) to net
 cash from operating activities:
  Depreciation and amortization                          4,686,000    6,331,000
  Provision (benefit) for deferred income taxes.....       650,000   (1,110,000)
  Provision for doubtful accounts...................     3,244,000    3,765,000
  Minority interests................................      (176,000)   1,147,000
  Write-off of deferred loan costs..................           ---      229,000
  Valuation allowance/loss on sales of facilities
    and land .......................................           ---    4,112,000
  Cash flows from (increase) decrease in
    operating assets:
    Accounts receivable ............................    (7,659,000)  (4,419,000)
    Amounts due from third-party contractual
      agencies......................................    (1,234,000)    (770,000)
    Receivable from affiliated company..............      (494,000)         ---
  Other current and non-current assets .............       132,000   (2,113,000)
  Cash flows from increase (decrease) in operating
    liabilities:
    Accounts payable................................      (980,000)   1,050,000
    Accrued salaries, wages and other liabilities...    (1,037,000)  (2,509,000)
    Unpaid self-insurance claims....................       (43,000)    (165,000)
    Amounts due to third party contractual agencies      1,333,000      156,000
                                                        -----------  -----------
    Total adjustments...............................    (1,578,000)   5,704,000
                                                        -----------  -----------
    Net cash provided by (used in) operating
       activities...................................      (496,000)   2,408,000
                                                        -----------  -----------
Cash Flows from Investing Activities:
  Proceeds from sales of facilities and real estate
    held for sale...................................           ---      550,000
  Expenditures for property and equipment, net......    (1,024,000)  (2,126,000)
  Preopening costs..................................       (22,000)    (294,000)
  Restricted cash used for debt payments............           ---    5,311,000
  Cash held in trust................................       507,000     (965,000)
                                                        -----------   ----------
    Net cash provided by (used in) investing
    activities......................................      (539,000)    2,476,000
                                                        -----------   ----------
Cash Flows from Financing Activities:
  Loan costs........................................      (217,000)    (230,000)
  Payment of costs related to distribution of
    subsidiary......................................           ---   (1,350,000)
  Proceeds from exercise of options and stock
    purchases.......................................       557,000      364,000
  Distributions to minority interests...............      (720,000)  (2,016,000)
  Proceeds from private placement of shares of
    subsidiary......................................           ---    3,320,000
  Proceeds from working capital facility............           ---    2,500,000
  Payments on debt..................................    (3,193,000)  (9,631,000)
  Payments of preferred stock dividends.............      (362,000)    (272,000)
  Purchase of treasury stock........................           ---      (44,000)
                                                        -----------  -----------
    Net cash used in financing activities...........    (3,935,000)  (7,359,000)
                                                        -----------  -----------
Net decrease in cash and cash equivalents...........    (4,970,000)  (2,475,000)
Cash and cash equivalents at beginning of period....     9,044,000    6,207,000
                                                        -----------  -----------
Cash and cash equivalents at end of period..........   $ 4,074,000 $  3,732,000
                                                       ============  ===========
Supplemental  Disclosures of Cash Flow Information
Cash paid during the period for:
  Interest .........................................   $ 3,969,000 $  5,117,000
  Income taxes......................................       102,000    1,410,000

                 See notes to consolidated financial statements.

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 1996


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are, unless otherwise discussed in this report, of a normal recurring nature and have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter and nine months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

NOTE 2 - CREDIT FACILITIES

    At March 31, 1996, the Company's credit facilities included $34,168,750 in senior secured notes and $1,846,155 in subordinated secured notes (the 1990 Credit Facility), and approximately $20,000,000 in letters of credit, which support the Company's variable rate demand revenue bonds (the 1993 Credit Facility).

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

    Effective September 15, 1995, the Company and the group of banks supporting the 1993 Credit Facility agreed to an extension of the facility to February 15, 1997. In connection with this extension, certain financial covenants were modified and the Company agreed to reduce the banks' exposure by $2,800,000 on or before December 31, 1995 and an additional $3,000,000 on or before July 1, 1996. In December 1995, the Company fully paid down and terminated a working capital facility originally issued in connection with the 1993 Credit Facility, thereby achieving, along with regularly scheduled principal payments made prior to December 31, 1995, the $2,800,000 reduction in the banks' credit exposure.

A summary of the Company's debt obligations is as follows:

                                                      March 31         June 30
                                                        1996             1995
                                                      --------         -------

11.6% senior secured notes.....................    $  34,169,000  $  34,169,000
Variable rate demand revenue bonds.............       19,400,000     20,200,000
15.6% subordinated secured notes...............        1,846,000      2,308,000
Capital lease obligation.......................          598,000        919,000
Working capital facility.......................              ---      1,500,000
Other notes payable............................          193,000        303,000
                                                      ----------     ----------
                                                      56,206,000     59,399,000
Less amounts due within one year...............       11,542,000      3,831,000
                                                      ----------     ----------
                                                   $  44,664,000  $  55,568,000
                                                      ==========     ==========

         The Company has pledged as collateral substantially all of the land, building and improvements associated with its owned facilities.

NOTE 3 - ACCOUNTING FOR INCOME TAXES

         Income taxes are accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 109. SFAS 109 requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company files a consolidated federal income tax return and individual state income tax returns. Certain revenue and expense items are recognized for tax purposes in years other than the year in which they are reflected in the financial statements.

         At March 31, 1996, the Company has estimated operating loss carryforwards available to reduce future taxable income of approximately $21,000,000, subject to significant annual limitations pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.


NOTE 4 - LEASE COMMITMENTS

         In April 1995, the Company sold and leased back the land, buildings and fixed equipment of two of its inpatient facilities. The leases have a primary term of 15 years (with three successive renewal options of 5 years each) and require aggregate annual minimum rentals of $1,540,000 million, payable monthly. Beginning April 1, 1996, the lease payments are subject to an upward adjustment (not to exceed 3% annually) based upon any increase in the consumer price index over the preceding twelve months.

         Net sale proceeds associated with this transaction totaled $12,100,000 which, when compared to the net book value of assets sold of $15,650,000, resulted in a loss of $3,550,000. This loss was recorded in the March 31, 1995 statement of operations as "Loss on sales and closure of facilities". As mentioned above, the Company utilized a portion of the proceeds from this transaction and prepaid $7,500,000 of principal due on the senior secured notes. In connection with this prepayment, the Company wrote down a proportionate amount of unamortized loan costs related to the senior secured notes and incurred a yield maintenance charge from the holders of the senior secured notes. These amounts, net of applicable income taxes, totalled $361,000 and are reflected as an extraordinary item in the March 31, 1995 statement of operations.

         Effective April 1995, the Company agreed to lease an 80-bed facility near Salt Lake City, Utah for four years, with an option to renew for an additional three years. The lease requires annual base rental payments of $456,000. In addition, the lease provides for percentage rent payments to the lessor equal to 2% of the net revenues of the facility, payable quarterly. Also, the Company leases its corporate headquarters for a term of five years ending in April 1999 and various other clinics and outpatient operations over terms ranging from one to five years.

         Annual rent expense related to noncancellable operating leases totals approximately $2,700,000.

NOTE 5 - DISTRIBUTION OF RAMSAY MANAGED CARE, INC.

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

     For the three months ended March 31, 1995, net revenues and operating expenses of RMCI were $4,390,000 and $4,572,000, respectively. For the nine months ended March 31, 1995, net revenues and operating expenses of RMCI were $11,345,000 and $11,376,000, respectively. The inclusion of RMCI increased the reported loss per share for the March 31, 1995 quarter by $0.02 per share and had no effect on the reported loss per share for the nine months ended March 31, 1995.

     At March 31, 1996, the total amount owed to the Company by RMCI, including net cash advances made by the Company to or on behalf of RMCI for purposes of funding acquisitions, working capital and other corporate purposes, totalled approximately $8,000,000. The Company anticipates approximately $1,800,000 of the current portion of this receivable will be paid prior to fiscal year end or otherwise in accordance with the payment terms as described below.

     Of the $8,000,000 currently outstanding, $6,000,000 is represented by an unsecured, interest-bearing (8%), subordinated promissory note due from RMCI and issued on October 25, 1994. Interest on the subordinated promissory note commenced June 30, 1995 and is payable on a quarterly basis (although interest for the quarters ended December 31, 1995 and March 31, 1996 has not yet been paid). Principal on the subordinated promissory note is payable over a four-year period in 17 equal quarterly installments commencing September 30, 1996.

     In addition to the subordinated promissory note and pursuant to a Distribution Agreement between RHCI and RMCI which governed the RMCI Distribution, RMCI agreed to pay amounts owed to RHCI as of April 24, 1995 (the "Distribution Date") totalling approximately $1,100,000. Pursuant to the Distribution Agreement, $600,000 of this amount was payable by RMCI on or before October 21, 1995 or on such other date and on such other terms and conditions as mutually agreed to by RHCI and RMCI. RMCI paid $275,000 to RHCI on June 30, 1995 in partial satisfaction of the amount due on October 21, 1995. The remainder of the $1,100,000 which was outstanding on the Distribution Date, or $500,000, is payable on or before December 31, 1996, together with interest at 7% per annum accruing from October 21, 1995, or on such other date and on such other terms and conditions as shall be mutually agreed to between RHCI and RMCI.

     Subsequent to the RMCI Distribution, RHCI paid additional amounts incurred by RMCI prior to the Distribution Date, provided certain administrative services to RMCI pursuant to certain agreements entered into in connection with the RMCI Distribution, and charged interest on the subordinated promissory note. At March 31, 1996, these amounts totalled approximately $1,175,000.

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company pursues business expansion opportunities which are consistent with its overall strategic plan and disposes of operations no longer considered viable or consistent with this plan. The following significant events, which occurred subsequent to March 31, 1995, impact the comparison of revenues and operating expenses of the Company between the periods presented.

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

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

Results of Operations

     The following table sets forth, for the periods indicated, certain items of the Company's Consolidated Statements of Operations as a percentage of the
Company's net revenues. For comparison purposes, the March 1995 percentages exclude the operations of RMCI, the sale/leaseback loss, the extraordinary loss on debt extinguishment and other nonrecurring losses recorded in 1995.
                                           Percentage of Net Revenues
                                    Quarter Ended            Nine Months Ended
                                       March 31                  March 31
                                  1996         1995         1996         1995
                                 ------------------        -------------------
Net revenues...................  100.0 %      100.0 %      100.0 %      100.0 %
                                 -----        -----        -----        -----
Operating expenses:
 Salaries, wages and
   benefits....................   51.3         53.4         52.6         51.7
 Other operating expenses......   31.8         30.4         32.2         29.9
 Provision for doubtful
   accounts....................    3.8          4.0          3.5          4.0
 Depreciation and amortization     4.5          5.7          4.4          5.3
 Interest expense..............    5.6          7.2          5.6          6.8
                                  ----         ----         ----         ----
Total operating expenses.......   97.0        100.7         98.3         97.7
                                  ----        -----         ----         ----
Income (loss) before minority
  interests and income taxes...    3.0         (0.7)         1.7          2.3

Minority interests.............   (0.3)         0.5         (0.2)         1.2
                                  -----        -----        -----        -----
Income (loss) before income
  taxes........................    3.3         (1.2)         1.9          1.1
                                  =====        =====        =====        =====

Quarter Ended March 31, 1996 Compared to
Quarter Ended March 31, 1995

         Net revenues in the quarter ended March 31, 1996 were $31.9 million, compared to $33.5 million in the comparable quarter of the prior fiscal year. The material changes in net revenues between these periods consisted of (a) a $0.8 million increase in same facility net outpatient revenues, (b) a decrease in net patient revenues of $1.3 million related to closed facilities (including the Three Rivers facility), (c) an increase in net patient revenues of $1.1 million related to the opening of an additional facility near Salt Lake City, Utah ("Benchmark South"), (d) a $1.9 million increase in net patient revenues related to the Company's subacute operations, (e) a $0.4 million increase in net revenues related to the Company's contract services division, and (f) net revenues in the quarter ended March 31, 1995 related to RMCI of $4.4 million.

         Same facility net inpatient revenues remained stable between periods (from $21.8 million in the March 1995 quarter to $21.6 million in the current year quarter) even though same facility patient days increased 9.6% between periods. The decrease in inpatient revenue per patient day between periods (9.7%) is due to an increase in patient days related to patients in managed care plans (22% of total patient days in the March 1996 quarter compared to 16% in the March 1995 quarter) as well as a shifting of the Company's revenue base from acute psychiatric to residential treatment services. Managed care payors and residential treatment services typically have lower per diem rates; however, the average length of stay for residential treatment services is significantly greater than that for acute psychiatric services. The increase in net revenues related to subacute operations is due to a significant increase in census between periods at two of the Company's four subacute units.

         Salaries, wages and benefits in the quarter ended March 31, 1996 were $16.4 million, compared to $17.4 million in the comparable quarter of the prior fiscal year. Same facility salaries, wages and benefits increased $0.3 million (from $13.3 million to $13.6 million) between periods, or 2%. Other changes to salaries, wages and benefits between periods included a) a decrease of $0.8 million related to the closure of the Three Rivers facility, b) an increase of $0.7 million related to the opening of Benchmark South, c) an increase of $0.5 million related to subacute operations and d) salaries, wages and benefits in the quarter ended March 31, 1995 related to RMCI of $1.8 million.

         Other operating expenses in the quarter ended March 31, 1996 were $10.2 million, compared to $11.3 million in the comparable quarter of the prior fiscal year. Same facility other operating expenses increased $0.5 million between periods ($7.2 million in the current quarter compared to $6.7 million in the prior fiscal year quarter), other operating expenses of RMCI in the quarter ended March 31, 1995 were $2.4 million, and other operating expenses related to subacute operations increased $0.7 million between periods. The decrease in other operating expenses between periods due to the closure of the Three Rivers facility was offset by the increase in other operating expenses due to the opening of Benchmark South.

         The provision for doubtful accounts in the quarters ended March 31, 1996 and 1995 totalled $1.2 million, which is consistent with the stability in same facility inpatient revenues between periods.

         Depreciation and amortization in the quarter ended March 31,1996 totalled $1.4 million, compared to $1.9 million in the prior year comparable quarter.  This  decrease  is due to (a)  depreciation  and  amortization  in the quarter ended March 31,1995 related to RMCI of $0.3 million and (b) a sale/leaseback transaction and asset write-down in the fourth quarter of the Company's prior fiscal year, which reduced depreciation expense on the underlying assets between periods by $0.3 million.

         Interest expense decreased from $2.2 million in the quarter ended March 31, 1995 to $1.8 million in the current year comparable quarter. Debt levels were reduced between periods through a prepayment of principal on the senior secured notes, a $0.5 million reduction in principal on the subordinated secured notes and a $0.8 million reduction in principal on the variable rate demand revenue bonds. In addition, interest costs included in the March 31, 1995 quarter related to RMCI were not incurred in the current year quarter.

         Minority interests reflects the limited partners' share of income or loss before income taxes of the Three Rivers facility. The decrease in minority interests between periods is due to the closure of this facility in June 1995.

     Loss on sales and closure of facilities in the March 1995 quarter included losses related to the sale/leaseback transaction described in Note 4 above ($3.6 million), the sale of real estate ($0.4 million) and closed outpatient clinics ($0.8 million).

         In connection with the Company's utilization of a portion of the proceeds from the sale/leaseback transaction to prepay debt, the Company recorded an extraordinary loss on the extinguishment of debt totalling $361,000 (net of applicable income taxes) in the March 1995 quarter.

Nine Months Ended March 31, 1996
Compared to Nine Months Ended March 31, 1995

         Net revenues in the nine months ended March 31, 1996 were $92.8 million, compared to $105.0 million in the comparable period of the prior fiscal year. The material changes in net revenues between these periods consisted of a) a $2.8 million decrease in same facility net inpatient revenues, b) a $0.2 million decrease in same facility net outpatient revenues, c) a decrease in net patient revenues of $8.1 million related to closed facilities (including the Three Rivers facility which, in addition to its patient revenues, recorded $4.0 million of disproportionate share revenues in the nine months ended March 31,
1995), d) an increase in net patient revenues of $4.2 million related to the opening of Benchmark South, e) a $5.0 million increase in net patient revenues related to the Company's subacute operations, f) a $1.0 million increase in net revenues related to the Company's contract services division and g) net revenues in the nine months ended March 31, 1995 related to RMCI of $11.3 million.

         Same facility net inpatient revenues, excluding Louisiana disproportionate share revenues recorded at the Company's Bayou Oaks facility in the prior year period, decreased 3% between periods (from $65.7 million in the prior year to $63.8 million in the current year) while same facility patient days increased 5% between periods. The decrease in inpatient revenue per patient day between periods (9%) is due to an increase in patient days related to patients in managed care plans (19% of total patient days in the current year period compared to 14% in the prior year period) as well as a shifting of the Company's revenue base from acute psychiatric to residential treatment services. Managed care payors and residential treatment services typically have lower per diem rates; however, the average length of stay for residential treatment services is significantly greater than that for acute psychiatric services. The increase in net revenues related to subacute operations is due to the opening of an additional unit in December 1994 and a significant increase in census between periods at two of the Company's other three subacute units.

         Salaries, wages and benefits in the nine months ended March 31, 1996 were $48.8 million, compared to $53.3 million in the comparable period of the prior fiscal year. Same facility salaries, wages and benefits increased $0.5 million (from $39.8 million to $40.3 million) between periods, or 1%. Other changes to salaries, wages and benefits between periods included a) a decrease of $3.8 million related to the closure of the Three Rivers facility, b) an increase of $2.3 million related to the opening of Benchmark South, c) an increase of $1.0 million related to subacute operations, d) an increase of $0.5 million related to the Company's contract services division and e) salaries, wages and benefits in the nine months ended March 31, 1995 related to RMCI of $4.9 million.

         Other operating expenses in the nine months ended March 31, 1996 were $29.9 million, compared to $33.5 million in the comparable nine month period of the prior fiscal year. Same facility other operating expenses increased $0.3 million between periods ($21.7 million in the current year period compared to $21.4 million in the prior year period), other operating expenses of RMCI in the nine months ended March 31, 1995 were $5.4 million, and other operating expenses related to subacute operations increased $1.4 million between periods. The decrease in other operating expenses between periods due to the closure of the Three Rivers facility was offset by the increase in other operating expenses due to the opening of Benchmark South.

         The provision for doubtful accounts in the nine months ended March 31, 1996 totalled $3.2 million, compared to $3.8 million in the prior year comparable period. The overall provision for doubtful accounts associated with the same facilities decreased $0.6 million between periods due to the continued shift in the Company's overall payor mix away from charged-based payors, which typically include a higher patient portion due and, consequently, higher bad debts.

         Depreciation and amortization in the nine months ended March 31, 1996 totalled $4.0 million, compared to $5.7 million in the prior year comparable period. This decrease is due to a) the closure of the Three Rivers facility ($0.2 million), b) depreciation and amortization in the nine months ended March 31, 1995 related to RMCI of $0.8 million and c) a sale/leaseback transaction and asset write-down in the fourth quarter of the Company's prior fiscal year, which reduced depreciation expense on the underlying assets between periods by $0.8 million.

         Interest expense decreased from $6.5 million in the nine months ended March 31, 1995 to $5.3 million in the current year comparable period. Debt levels were reduced between periods through regularly scheduled principal payments and a prepayment of principal on the senior secured notes, a $0.5 million reduction in principal on the subordinated secured notes and a $0.8 million reduction in principal on the variable rate demand revenue bonds. In addition, interest costs included in the March 31, 1995 nine month period related to RMCI, totalling $0.2 million, were not incurred in the current year period.

         Minority interests reflects the limited partners' share of income or loss before income taxes of the Three Rivers facility. The decrease in minority interests between periods is due to the closure of this facility in June 1995.

         Loss on sales and closure of facilities in the March 1995 nine month period included losses related to the aforementioned sale/leaseback transaction ($3.6 million), the sale of real estate ($0.4 million) and closed outpatient clinics ($0.8 million).

         In connection with the Company's utilization of a portion of the proceeds from the sale/leaseback transaction to prepay debt, the Company recorded an extraordinary loss on the extinguishment of debt totalling $361,000 (net of applicable income taxes), in the March 1995 nine month period.

Financial Condition

         The Company records amounts due to or from third-party contractual agencies (Medicare, Medicaid and Blue Cross) based on its best estimate, using the principles of cost reimbursement, of amounts to be ultimately received or paid under current and prior years' cost reports filed (or to be filed) with the appropriate intermediaries. Ultimate settlements and other lump-sum adjustments due from and paid to these intermediaries occur at various times during the fiscal year. At March 31, 1996, amounts due from Medicare, Medicaid and Blue Cross totalled $4.0 million, $2.0 million and $1.2 million, respectively. Also at March 31, 1996, amounts due to Medicare, Medicaid and Blue Cross totalled $5.0 million, $0.8 million and $0.5 million, respectively.

     The Company's net accounts receivable increased from $21.6 million at June 30, 1995 to $26.0 million at March 31, 1996. This increase in receivables is due to a) the opening of Benchmark South in late fiscal 1995, b) new programs and payor sources at the Company's existing facilities, c) a significant backlog of residential treatment claims due from agencies within the State of Illinois, d) a slowdown in processing of Medicaid claims, particularly in the states of Louisiana and West Virginia and e) a significant increase in volume (and hence, receivables) in the Company's subacute division.

         During the nine months ended March 31, 1996, amounts owed to minority interests decreased by a total of $0.9 million due primarily to distributions made to the minority partners in the Three Rivers Hospital Limited Partnership. In addition, the current portion of long-term debt increased approximately $7.7 million since June 30, 1995 due to a) the Company's commitment to reduce the credit exposure of its bank group by $3.0 million on July 1, 1996 and b) principal payments on the senior secured notes of $3.1 million and $3.5 million which came due within one year on September 30, 1995 and March 31, 1996, respectively. These increases were offset by $1.5 million in payments during the nine months ended March 31, 1996 on the amount outstanding at June 30, 1995 under the Company's former working capital facility. The Company fully paid down and terminated this working capital facility in December 1995. See "Liquidity and Capital Resources" below.

         The Company has net deferred tax assets of approximately $8.0 million at March 31, 1996. Management has considered the effects of implementing tax planning strategies, consisting of the sales of certain appreciated property, as the primary basis for not recognizing a valuation allowance related to its deferred tax assets at March 31, 1996. The ultimate realization of deferred tax assets may be affected by changes in the underlying values of the properties considered in the Company's tax planning strategies, which values are dependent upon the operating results and cash flows of the individual properties. The Company evaluates the realizability of its deferred tax assets on a quarterly basis by reviewing its tax planning strategies and assessing the need for a valuation allowance.

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

Liquidity and Capital Resources

         The Company's credit facilities include $34.2 million in senior secured notes, approximately $20 million in letters of credit and $1.8 million in subordinated secured notes. The senior secured notes bear interest at 11.6% and are payable as follows: a) $3.1 million due on September 30, 1996, b) semi-annual principal payments of $3.5 million from March 31, 1997 through September 30, 1998 and c) semi-annual principal payments of $5.65 million from

March 31, 1999 through March 31, 2000. The subordinated secured notes bear interest at 15.6% and require semi-annual principal payments of $0.2 million through March 31, 2000. Required annual principal payments on the variable rate demand revenue bonds total $0.8 million through year 2000 and $0.9 million to $1.3 million in years 2001 through 2015.

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

     In connection with the Company's integration strategy, the Company is pursuing a transaction involving one of its facilities which has been financed, in part, by variable rate revenue bonds, which bonds are supported by a letter of credit from the Company's bank group. Under the current structure of the proposed transaction, the Company would contribute the facility and its operations to a new entity which would be jointly owned by the Company and a medical/surgical facility in the same market area. The medical/surgical facility would contribute cash and other consideration to the new entity. Through economies of scale, infrastructure savings and new business opportunities of the new entity, the Company believes its income from the new entity could approximate the income currently realized from this facility. In connection with this transaction, the revenue bonds outstanding on the facility would be redeemed or a substitute letter of credit would be issued, thereby also achieving the Company's commitment to reduce the exposure of its bank group by an additional $3.0 million.

         In May 1996, the Company signed a letter of intent to sell its Three Rivers facility to an independent party. The Company expects to receive approximately $2.2 million from the sale of this facility prior to July 31, 1996.

         At the current time, the Company does not have any commitments to make any material capital expenditures. The Company's current primary cash requirements relate to its normal operating expenses, the requirement to reduce its banks' credit exposure as discussed above, principal payments on its senior secured notes (which resume on September 30, 1996) and routine capital improvements at its facilities.

     On the basis of its historical experience and projected identifiable cash needs, the Company believes that its existing cash resources, internally generated funds from operations, repayments of certain of the amounts owed by Ramsay Managed Care, Inc. and funds/debt reductions derived from the above-mentioned transactions will be sufficient to meet its current cash requirements and future identifiable needs.

PART II - OTHER INFORMATION

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

     Further, during fiscal years 1994 and 1995, certain private psychiatric facilities in Louisiana, including the Company's Three Rivers and Bayou Oaks facilities, received additional disproportionate share payments based on the facilities' classification as Louisiana teaching hospitals. The Company has been notified that the State of Louisiana is investigating whether all facilities receiving these payments were qualifying teaching hospitals at the time these payments were made. Further, the Company believes that the State will take the position that approximately $4 million in teaching disproportionate share payments were improperly paid to its facilities. The Company believes that, based on its understanding of the rules and regulations in place at the time these payments were made, payments received as a result of the teaching classification were appropriate.

     In neither of the foregoing matters has the State of Louisiana made a final determination or demand for repayment by the Company. Although the Company intends to vigorously contest any position by the State of Louisiana which it considers adverse, the Company cannot predict the outcome of these matters at this time. In addition, the Company is considering establishing a reserve for these matters in its fourth fiscal quarter.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are as follows:

                 Exhibit 11      Computation of Net Income per Share

                 Exhibit 27      Financial Data Schedule

         (b)     Current Reports on Form 8-K

                 There were no Current Reports on Form 8-K filed with the Commission during the quarter ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereupon duly authorized.


                                            RAMSAY HEALTH CARE, INC.
                                            Registrant


                                             /s/ Daniel A. Sims
                                            ------------------------------
                                            Daniel A. Sims
                                            Corporate Controller




Date: May 15, 1996