Form 10-K
period 1996-06-30
RAMSAY HEALTH CARE INC
filed 1996-10-15
CIK 773136

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)
            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     For the fiscal year ended June 30, 1996
                                       OR
          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                        For the transition period from to

                         Commission file number 0-13849

                            RAMSAY HEALTH CARE, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                  63-0857352
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
   of incorporation or organization)

            Entergy Corporation Building
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The number of shares of the registrant's Common Stock outstanding as of October 2, 1996 was 8,307,131. The aggregate market value of Common Stock held by non-affiliates on such date was $14,952,713.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the registrant's definitive Proxy Statement to be filed for the 1996 Annual Meeting of Stockholders are incorporated by reference into
Part III.

                                     PART I

Item 1.     Business.

General

                  Ramsay Health Care, Inc. ("RHCI" or the "Company") is one of the leading providers of behavioral health services in the country. The Company offers a continuum of patient care through integrated networks of mental health delivery systems in 11 states, principally in the southeast and southwest, organized around 15 inpatient hospitals with 1,369 licensed beds (including 77 medical subacute beds) and outpatient centers. The Company also manages the mental health programs of certain public and private health care providers under management contracts.

Overview

                  The  Company   currently  offers  a  comprehensive   range  of
behavioral health services, including acute psychiatric inpatient treatment, less intensive inpatient treatment (including residential), partial hospitalization treatment and group and individual outpatient treatment programs. Each of the Company's integrated delivery systems is centered around a core hospital facility from which market-responsive mental health services are arranged with and provided by physicians, psychologists and other mental health professionals under contract or affiliated with the Company. Certain of these systems also manage behavioral health services on behalf of other providers and offer medical subacute services.

Recent Developments

                  On October 1, 1996, the Company and Ramsay Managed Care, Inc. ("RMCI") entered into an agreement and plan of merger providing for the acquisition of RMCI by the Company. The merger has been approved by the Board of Directors of each of the Company and RMCI following the recommendation by a special committee of the Board of Directors of each company. Upon consummation of the merger, (i) each share of common stock of RMCI will be converted into one- third (1/3) of a share of common stock of the Company, and (ii) each share of Preferred Stock, Series 1996, of RMCI (each of which is convertible into 30 shares of RMCI common stock) will be converted into one share of Class B Preferred Stock, Series 1996, of the Company (each of which will be convertible into 10 shares of RHCI common stock). The merger is intended to qualify for federal income tax purposes as a tax-free reorganization within the meaning of
Section 368 (a) of the Internal Revenue Code of 1986, as amended.

                  The merger is subject to the approval of (i) the holders of a majority of the shares of RHCI common stock and RHCI Class B Preferred Stock, Series C (voting on an as converted basis into RHCI common stock and voting together with the RHCI common stock as a single class) voting at a meeting of shareholders at which a quorum is present, and (ii) the holders of a majority of the issued and outstanding shares of RMCI common stock and RMCI Preferred Stock, Series 1996 (voting on an as converted basis into RMCI common stock and voting together with the RMCI common stock as a single class). Affiliates of Paul J. Ramsay, the Chairman of the Board of the Company and RMCI, hold an approximate 35% voting interest in the Company and an approximate 69% voting interest in

RMCI, and have indicated that they will vote their shares of capital stock of each company in favor of the merger. The merger is also subject to various other conditions, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the receipt of necessary lender and other consents, and the declaration of effectiveness by the Securities and Exchange Commission of a registration statement to be filed by the Company. Subject to the satisfaction of these conditions, it is expected that the merger will be consummated in March, 1997.

Strategy

                  The Company's strategy is to maintain its reputation as a high-quality provider of behavioral health services, meeting the needs of its patients for therapeutic care in the least restrictive setting, its payors for cost-effective and accountable treatment programs, and its shareholders for consistent earnings and business growth.

Additional Management Resources Strengthen Organizational Structure

                  In January 1996, the Company announced the appointment of Luis Lamela as Vice Chairman of the Board, followed in August 1996 by the appointments of Bert Cibran as President and Chief Operating Officer and Carol Lang as Chief Financial Officer. Reynold Jennings became Executive Vice President of the Company and President of the recently restructured Behavioral Hospital Division, assuring his continued leadership over the core behavioral health business. The new management team has over 40 years of healthcare operations, management and financing experience and a demonstrated history of success in the industry. With this leadership infrastructure, the Company believes it has the resources to seek and execute diversification opportunities, expand the delivery of health care, and establish a capital structure appropriate for a long-term, high-quality health care company.

Decreasing Dependence on Revenue from Acute Psychiatric Inpatient Care

                  The behavioral health industry in the United States has experienced severe cost- containment pressures imposed by managed care organizations, governmental and other third-party payors. Under increasingly stringent admissions guidelines, restrictive length of stay criteria, and other treatment constraints imposed by payors, the Company's acute inpatient care programs have generated less revenue, even though admissions to these programs have increased.

                  To mitigate the revenue declines of acute inpatient treatment, the Company is expanding its inpatient behavioral care programs which require longer lengths of stay but less intensive treatment to accomplish effective outcomes, including residential treatment and youth- oriented correctional service programs. This will allow the Company to capitalize on its national recognition as a leading provider of certain youth offender treatment programs. To this end, the Company is seeking contracts with state agencies and judicial systems in a number of states to provide these services.

Reformation and Expansion of Outpatient Programs

                  The Company's outpatient services consist primarily of partial hospitalization and group and individual therapy sessions based in or nearby its inpatient facilities. These services were originally developed as ancillary sites to deliver patient care, without specific regard to outpatient care protocols being developed and encouraged by managed care organizations. As the influence of managed care organizations increased in certain of the Company's markets, certain of the Company's outpatient programs which did not deliver care protocols consistent with managed care requirements suffered declines in patient volumes and, in some cases, were closed due to their unprofitability. In recognition of the marketplace need to satisfy both patient and payor, the Company has begun a restructuring of its outpatient product lines in markets, including markets in which managed care is a dominant payor, to provide screening, therapeutic protocols, and outcome reviews which are consistent with managed care requirements. Also, in suitable markets, the Company will look to open and/or reopen previously closed outpatient care delivery sites. This restructuring is designed to strengthen existing relationships and foster new relationships with managed care organizations.

Maintain Dominance in Selected Markets

                  The Company is the sole or primary provider of behavioral health services in certain of its markets, particularly those markets with populations of fewer than 200,000 people. The Company's strategy is to dominate the provision of behavioral health care in these markets by expanding its delivery network within a 50-mile geographic area surrounding its inpatient hospital facility and by aggressively pursuing joint ventures, contract arrangements and alliances to serve public and private sector behavioral health care needs. The Company believes that recognition as the dominant provider of behavioral health care in particular markets enhances the viability of its facilities and increases the potential for business expansion opportunities in these markets.

Strengthen Alliances with General Medical/Surgical Hospitals

                  In certain markets, the Company has initiated discussions with significant local medical/surgical (acute-care) hospitals to explore possible "vertical" integration with the Company's inpatient facilities. This integration strategy is designed to appeal to managed care organizations which seek to develop relationships with large, acute-care hospitals that provide a full spectrum of health care services, including behavioral health care. The Company believes that in certain markets a joint venture, partnership or other form of alliance with the medical/surgical hospital enhances the long-term viability of the Company's facility. To date, no such agreements of significance have been signed.

Asset Utilization

                  Of the Company's 15 inpatient facilities, four currently operate medical subacute units. These units were opened in late fiscal 1994/early fiscal 1995 after a determination was made that the demand for inpatient behavioral health services would not be sufficient to fully utilize the existing bed capacity of the facility. Also, two of the currently operational subacute units are being expanded to meet increased market demand for the subacute service.

Restructure Lending Relationships

                  The Company's capital structure currently involves two lending groups and a real estate investment trust. A bank group consisting of three banks currently provides letter of credit support for five variable rate demand revenue bonds which total approximately $19 million and have been outstanding since 1985. Also, a consortium of three life insurance companies has loans outstanding to the Company totalling approximately $36 million. The Company has no short-term access to a working capital facility at the present time. The Company intends to refinance its debt during the next fiscal year to provide funds for growth and working capital, as well as to reschedule the current level of principal repayment required under the life insurance company debt.

                  In connection with the "safe-harbor" provision of the Private Securities Litigation Reform Act of 1995, the Company notes that this Annual Report on Form 10-K contains forward- looking statements about the Company. The Company is hereby setting forth cautionary statements identifying important factors that may cause the Company's actual results to differ materially from any forward-looking statement. Some of the most significant factors include (i) accelerating changes occurring in the health care industry, including competition from consolidating and integrated health care provider systems, the imposition of more stringent admission criteria by payors, increased payor pressures to limit lengths of stay, limitations on reimbursement rates and limitations on annual and lifetime patient health benefits, (ii) federal and state governmental budgetary constraints which could have the effect of limiting the amount of funds available to support governmental health care programs, including Medicare and Medicaid, and (iii) statutory, regulatory and administrative changes or interpretations of existing statutory and regulatory provisions affecting the conduct of the Company's business and affecting current and prior reimbursement for the Company's services. While the Company believes that implementing the above-described strategies will enable the Company to improve its operations and financial condition, there can be no assurance that the Company will be successful in doing so.

Facility Operations

                  The Company's facilities specialize in the treatment of behavioral disorders. Substance abuse treatment is provided to patients who have a primary diagnosis of alcohol or substance abuse; however, many of these patients have a secondary diagnosis of, and are treated for, mental illness. Also, almost all of the Company's facilities conduct outpatient programs within the facility and/or at clinics located in the surrounding area. In response to the demands of payors, particularly managed care companies, the Company anticipates expanding its outpatient network in its continued effort to provide a less costly, yet effective level of mental health care for patients whose illness does not require intensive inpatient care.

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

                  The most common disorders for which adult patients are admitted to the Company's hospitals are mood and affective disorders (such as depression), schizophrenia, situational crises and alcohol and drug dependency. These disorders are also common in children and adolescents admitted to the Company's facilities. The Company has evaluation and treatment programs designed specifically for adults, adolescents and children. Specialized programs focusing upon neuropsychiatric disorders and pain and sleep disorders have also been developed. All programs emphasize family involvement in the evaluation and treatment process.

                  Residential treatment programs are provided by nine of the Company's facilities for low-functioning and troubled youths affected by conduct disorders, psychiatric illness, substance abuse and sexual dysfunction. These programs provide long-term inpatient care within a safe, therapeutic environment for youths displaying an inability to function at home, school, with peers or in the community in general. The highly structured programs assist the youth in learning how to change ineffective or violent behavior and cope with the difficulties and stresses of life. The primary objective of the program is behavioral awareness and self-control, leading the youth to a successful return to his/her home setting.

                  Each psychiatric hospital has a multidisciplinary team of health care professionals, including psychiatrists, psychologists, social workers, nurses, mental health and substance abuse counselors and therapists. Generally, physician members of the professional staff maintain private practices. In certain situations, the Company guarantees minimum incomes, usually for one year, to psychiatrists willing to relocate to certain facilities. All of the Company's hospitals have a medical director who acts as liaison between the professional staff and the hospital administration staff. In addition, each clinical program has a medical unit administrator.

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

                  All of the Company's hospitals have been accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). The JCAHO is a voluntary national organization which undertakes a comprehensive review for purposes of accreditation of health care facilities. In general, hospitals and certain other health care facilities are initially surveyed by JCAHO within 12 months after the commencement of operations and resurveyed at appropriate intervals thereafter. Of the Company's 15 hospitals, one was resurveyed in fiscal 1996 and three were resurveyed in fiscal 1995 and, in each instance, the facilities retained their JCAHO accreditation for an additional three years.

                  The following table summarizes certain operating data related to (i) the facilities currently operated by the Company and which were also operated by the Company during each of the fiscal years referred to below ("same facilities") and (ii) all facilities operated by the Company during the fiscal years referred to below ("all facilities"). The difference between the same facilities amounts and the all facilities amounts relates to Three Rivers Hospital, which was closed on June 30, 1995, two facilities which were sold during fiscal 1994, Benchmark Behavioral Hospital, which commenced operations in May 1995, and the Company's subacute units, which commenced operations in late fiscal 1994 and early fiscal 1995.


                                 Same Facilities
                                                      Year Ended June 30
                                              1996       1995         1994

  Acute psychiatric admissions .........      12,875     12,221       11,136
  Residential treatment admissions .....         537        551          471
  Total inpatient admissions ...........      13,412     12,772       11,607

  Acute psychiatric inpatient days .....     130,522    139,571      153,444
  Residential treatment inpatient days .      87,257     63,633       40,973
  Total inpatient days .................     217,779    203,204      194,417

  Average bed days available ...........     392,352    369,380      400,770
  Overall inpatient occupancy percentage          56%        55%          49%

  Partial hospitalization days (1) .....      54,041     65,280       57,414
  Outpatient visits (2) ................      37,005     44,218       30,984

                              All Facilities

  Acute psychiatric admissions .........      13,333     12,304       11,545
  Residential treatment admissions(3) ..         588        948(3)       883(3)
  Subacute admissions ..................         692        323           46
  Total admissions .....................      14,613     13,575       12,474

  Acute psychiatric inpatient days .....     135,037    140,064      159,602
  Residential treatment inpatient days (3)    93,038     77,509(3)    64,729(3)
  Subacute inpatient days ..............      15,378      6,548        1,061
  Total inpatient days .................     243,453    224,121      225,392

  Average bed days available ...........     449,814    422,670      448,585
  Overall inpatient occupancy percentage          54%        53%          50%

  Partial hospitalization days (1) .....      54,463     65,280       60,699
  Outpatient visits (2) ................      84,438     82,240       47,725
_______________________

(1) Partial hospitalization days refer to behavioral health patient services which generally exceed three hours but do not require an overnight stay at an inpatient facility.

(2) Outpatient visits refer to behavioral health patient services which generally do not exceed three hours in a given day. Also, the "All Facilities" amounts include visits related to a facility-based home health agency.

(3) 1995 and 1994 statistics for the "All Facilities" include significant residential treatment admissions and inpatient days related to Three Rivers Hospital, which was closed on June 30, 1995.

Competition

                  At June 30, 1996, the Company operated 15 inpatient facilities in 11 states. The Company's facilities are located in rural areas and in suburban areas of large metropolitan cities. Each facility competes with other facilities, including proprietary free-standing hospitals, not-for-profit hospitals, governmental free-standing hospitals and psychiatric units of acute care hospitals. The number of behavioral health service competitors located within each of the Company's service areas varies significantly. Some of these other facilities are larger and have greater financial resources than the Company's hospitals. In addition, some of these competing hospitals are substantially exempt from income and property taxation. The impact of competition on the Company's facilities varies depending on the proximity of the competing facility and its referral sources to the Company's facility.

                  The Company's outpatient centers are generally located in areas near its inpatient facilities and compete with private practitioners, community mental health centers, and other companies which provide outpatient services in the markets in which the Company's outpatient centers are doing business. Also, in certain markets, the Company treats certain patient populations (e.g., adolescents or geriatrics) or provides services which are different from those provided by the Company's competitors in the particular market. The Company does not consider any of the behavioral health service competitors in its markets as dominant providers that place the Company at a competitive disadvantage.

                  The ability of a psychiatric facility to compete with other facilities depends on the number and quality of psychiatrists and clinical psychologists practicing at the facility, and the number, type and quality of other psychiatric facilities in the area. Another factor affecting the competitiveness of psychiatric facilities is the extent to which the facility's clinical programs satisfy community needs in an effective manner from both a clinical and an economic standpoint. The Company believes that the quality of its professional staff as well as the quality and effectiveness of its programs permit it to compete effectively with the other providers of psychiatric, residential treatment, and chemical dependency care in the communities served by the Company's facilities. In addition, the Company's facilities actively seek relationships with managed care companies, which are increasingly responsible for steering patients to high quality, cost-effective providers of behavioral health services.

Industry Trends

                  The  Company's   inpatient   facilities  have  been  adversely
affected by factors influencing the entire psychiatric hospital industry. Factors which have affected the Company's acute psychiatric inpatient business include (i) the imposition of more stringent length of stay and admission criteria by payors; (ii) the failure of reimbursement rate increases from certain payors that reimburse on a per diem or other discounted basis to offset increases in the cost of providing services; (iii) an increase in the percentage of payors that reimburse on a per diem or other discounted basis; (iv) the trend toward higher deductibles and co-insurance for individual patients; and (v) the trend by self-insured employers and managed mental health organizations toward limiting employee health benefits, including annual and lifetime limits on mental health coverage. In response to these conditions, the Company has (i) tightened its staffing levels within its facilities, particularly in the areas which are not directly responsible for the provision of patient care, (ii) renegotiated contracts to reduce other operating expenses within its facilities and (iii) developed strategies to restructure its outpatient services and partial hospitalization programs to meet the demands of the marketplace. Further, the Company's business strategy includes reducing its dependence on acute psychiatric inpatient services through an expansion of residential treatment and outpatient services. See also "Strategy" above.

Sources of Revenue

                  The Company's facilities receive payments from third-party reimbursement sources, including commercial insurance carriers (which provide coverage to insureds on both an indemnity basis and through various managed care plans), Medicare, Medicaid, the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"), Blue Cross and, for residential treatment services, various state agencies (including state judicial systems). In addition, certain payments are received directly from patients.

                  Third-party reimbursement programs generally reimburse facilities either on the basis of facility charges (charge-based), on the basis of the facility's costs as audited or projected by the third-party payor (cost-based), or on the basis of negotiated rates (per diem-based). Generally, charge-based programs are more profitable to the Company. The following table sets forth, by category, the approximate percentages of the Company's inpatient days derived from various sources for the periods indicated.

                                                     Year Ended June 30
                                                     1996  1995   1994

Charge-based programs:
  Commercial Insurance ..........................     8%    10%    15%
  Blue Cross ....................................     1      1      1
  Private Pay ...................................     5      6      5
       Sub-total ................................    14     17     21

Cost-based and per diem-based programs:
  Blue Cross ....................................     4      6      6
  CHAMPUS .......................................     3      5      7
  Medicare ......................................    24     22     21
  Medicaid ......................................    30     31     32
  State, HMO and PPO ............................    25     19     13
       Sub-total ................................    86     83     79
            Total ...............................   100%   100%   100%

                  Most commercial insurance carriers reimburse their policyholders or reimburse the Company's facilities directly for charges at rates and limits specified in their policies. Patients generally remain responsible to the facilities for any amounts not covered under their insurance policies. The trend in reimbursement for psychiatric inpatient and chemical dependency care by commercial insurance carriers is to limit inpatient days to a maximum number per year or for the patient's lifetime, or to limit the maximum dollar amount expended for a patient in a given period.

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

                  Medicare reimbursement to exempt psychiatric and chemical dependency hospitals and units is currently subject to the payment limitations and incentives established in the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"). These facilities are paid on the basis of each facility's historical costs trended forward, with a limit placed on the rate of increase in per case reimbursable costs. These TEFRA "target" rates are updated annually. Facilities with costs less than the target rate per discharge are reimbursed based on allowable Medicare costs plus an additional incentive payment. Beginning in federal fiscal year 1992, providers with costs exceeding their target rates are subject to a payment ceiling of the target amount plus the lesser of a percentage (currently 10%) of the target amount or a percentage (currently 50%) of the amount in excess of the target amount. Exemptions and exceptions are available to hospitals when events beyond the hospitals' control result in an increase in costs for a reporting period. Moreover, "new hospitals" are eligible to be exempt from the limits until they have been in operation for three years. At June 30, 1996, all of the Company's facilities were subject to the TEFRA provisions.

                  The Health Care Financing Administration ("HCFA") has implemented changes to Medicare covering inpatient psychiatric services which are reimbursed under TEFRA. These changes provide for an increase to the TEFRA payment limitations, subject to annual revision. However, since 14 of the Company's 15 facilities which are subject to the TEFRA payment limitations are currently operating at cost levels below their respective TEFRA payment limitations, any increase in the TEFRA payment limitations has a minimal effect on the Company's results of operations. In addition, each year HCFA modifies the fee reimbursement schedules related to physician services. While these changes affect Medicare reimbursement paid directly to physicians, they do not affect the rate of Medicare reimbursement to the Company's facilities. These changes in physician reimbursement have had only a minimal effect on the Company's results of operations since most of the physicians practicing at the Company's facilities bill their fees directly.

                  Medicaid is the federal/state health insurance program for the underprivileged. Subject to certain minimum federal requirements, each state defines the extent and duration of the services covered by its Medicaid program. Moreover, although there are certain federal requirements governing the payment levels for Medicaid services, each state has its own methodology for making payment for services provided to Medicaid patients. Various state Medicaid programs cover payment for services provided to Medicaid patients at all of the Company's facilities. During fiscal years 1995 and 1994, the Company received significant payments from the Louisiana Medicaid program pursuant to enhanced reimbursement rates under the State's "disproportionate share" program. Disproportionate share payments from the State of Louisiana were virtually eliminated effective July 1, 1995. Accordingly, the Company expects that any future payments made under this program will be minimal. See "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

                  In 1991, Congress imposed a reduction in the annual reimbursable length of stay for patients covered under the CHAMPUS program. Effective October 1, 1991, CHAMPUS began to limit its coverage for inpatient psychiatric services to 30 days for adult patients, 45 days for child and adolescent patients and 150 days for residential treatment services, subject to waivers which are available under limited circumstances if an extension of the length of stay can be justified. Although the lengths of stay experienced by the Company on CHAMPUS adult, child and adolescent beneficiaries have generally been within these limits, the volume of CHAMPUS patients treated at the Company's facilities has declined. As set forth in the above table, the amount of the Company's patient revenues attributable to CHAMPUS have decreased from 7% in fiscal 1994 to 3% in fiscal 1996.

                  Blue Cross plans reimburse based on charges or negotiated rates in all areas in which the Company presently operates facilities, except Alabama and Michigan. In many states in which the Company operates, Blue Cross charges are approved through a rate-setting process and, therefore, Blue Cross may reimburse the Company at a rate less than billed charges. Under cost-based Blue Cross programs, such as those in Alabama and Michigan, direct reimbursement to hospitals typically is lower than the hospital's charges, and patients are not responsible for the difference between the amount reimbursed by Blue Cross and the hospital's charges.

Marketing

                  The Company's marketing programs are aimed at referral sources within a selected service area rather than to the general public and are designed to increase awareness of a facility's programs and services. Referral sources include psychiatrists, medical practitioners, managed mental health organizations, courts and probationary officers, law enforcement agencies, schools and clergy. Each facility's marketing staff, together with other facility personnel, maintains direct contact with referral sources to support their needs. These needs may be related to a particular treatment program, the desires of the patient's family, hospital policies or the timely receipt of accurate information. Each facility establishes admission targets for each referral source and results are monitored and evaluated at the facility and by the corporate staff.

Regulation

                  Operations of psychiatric hospitals are subject to extensive federal, state and local government regulations, including periodic inspection and licensing requirements. These regulations are primarily concerned with the fitness and adequacy of the facility, equipment and personnel, standards of medical care provided, the dispensing of drugs and the adequacy of fire prevention measures and other building standards. In addition, the admission and treatment of patients at the Company's hospitals are subject to certain state regulation regarding involuntary admissions, patient rights and the confidentiality of patient medical records.

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

                  Capital expenditures for the construction of new facilities, the addition of beds or the acquisition of facilities or medical equipment are reviewable by governmental authorities in certain states in which approximately half the Company's facilities are located. State certificate of need or similar statutes generally provide that prior to the construction of new beds or facilities or the introduction of a new service, a state agency must determine that a need exists for those beds, facilities or services. A certificate of need is generally issued for a specific maximum amount of expenditures, number of beds or services to be provided and the holder is generally required to implement the approved project within a specific time period. In most cases, state certificate of need or similar statutes do not restrict the ability of the Company or its competitors from offering new or expanded outpatient services. Except for Arizona, Texas, Louisiana and Utah, all of the states in which the Company operates facilities have adopted certificate of need or similar statutes.

                  Federal law contains a number of provisions designed to ensure that services rendered by health care facilities to Medicare and Medicaid patients are medically necessary, meet professionally recognized standards and are billed properly. These provisions include a requirement that admissions of Medicare and Medicaid patients to hospitals must be reviewed in a timely manner to determine the medical necessity of the admissions. In addition, the Peer Review Improvement Act of 1982 ("Peer Review Act") provides that a hospital may be required by the federal government to reimburse the government for the cost of Medicare paid services determined by a peer review organization to have been medically unnecessary. Each of the Company's hospitals has developed and
implemented  a  quality  assurance   program  and  implemented   procedures  for
utilization review and retrospective patient care evaluation to meet its obligations under the Peer Review Act. As a result of legislation passed in Texas in September 1993 and as described below, Peer Review Organizations ("PRO's") in that state began applying extremely restrictive interpretations to the medical necessity of admissions and other services. Consequently, significant amounts of the Texas facilities' charges in fiscal 1994 were denied by such organizations until the facilities gained a full understanding of the PRO's interpretations and modified their internal systems accordingly. Charges denied in the Company's Texas facilities in fiscal 1996 and 1995 were less than 2% of these facilities' gross charges in these years.

                  The Medicare and Medicaid Anti-Fraud and Abuse Amendments (the "Amendments") to the Social Security Act prohibit individuals or entities participating in the Medicare or Medicaid programs from knowingly and willfully offering, paying, soliciting, or receiving remuneration in order to induce referrals for items or services reimbursed under those programs. The policy objective of the Amendments is to ensure that the purpose for a referral is quality of care and not monetary gain by the referring individual. The Amendments' prohibitions only apply to Medicare and Medicaid patients and impose felony criminal penalties and civil sanctions, as well as exclusion from the Medicare and Medicaid programs. In 1989, CHAMPUS adopted regulations authorizing it to exclude from the CHAMPUS program any provider who has committed fraud or engaged in abusive practices. The term "abusive practices" is defined broadly to include, among other things, the provision of medically unnecessary services, the provision of care of inferior quality, and the failure to maintain adequate financial or medical records. The Company believes that it is in compliance with all aspects of these regulations.

                  The Company has entered into various types of agreements  with physicians and other health care providers in the ordinary course of operating its facilities, many of which provide for payments to physicians or other health care providers by the Company as compensation for services or other consideration by the providers. In order to provide guidance to healthcare providers with respect to the statute that makes certain remuneration arrangements between hospitals and physicians and other healthcare providers illegal, the United States Department of Health and Human Services (the
"Department") issued regulations in 1991 and 1993 outlining certain "safe harbor" practices, which, although potentially capable of inducing prohibited referrals of business, would not be subject to enforcement action under the illegal remuneration statute. The practices covered by the regulations include, among others, certain investment transactions, lease of space and equipment, personal services and management contracts, sales of physician practices, payments to employees and waivers of beneficiary deductibles and co-payments. Although a relationship that fails to satisfy a safe harbor is not necessarily illegal, that relationship will not be exempt from scrutiny under the Amendments. The Company believes that its agreements and arrangements in this area comply with the Amendments or are otherwise protected under the safe harbors provided. However, there can be no assurance that (i) government enforcement agencies will not assert that certain of these arrangements are in violation of the illegal remuneration statute, or (ii) the statute will ultimately be interpreted by the courts in a manner consistent with the Company's practices.

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

Acquisitions, Sales and Lease Commitments

* Three Rivers Hospital. In November 1992, the Company purchased a 64-bed hospital facility in Covington, Louisiana for $2,000,000. The facility, Three Rivers Hospital, opened in January 1993. On June 30, 1995, the hospital was closed due to reduced patient volume and projected negative operating margins, and its operations were consolidated with the Company's facility located less than five miles away. In May 1996, the Company signed a letter of intent to sell Three Rivers Hospital to an independent party for approximately $2.2 million (net of transaction costs). This sale is expected to close during October 1996. See "Ownership Arrangements and Operating Agreements" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

* Harbor Oaks Hospital. In January 1993, the Company leased Harbor Oaks Hospital in Fort Walton Beach, Florida to another health care provider for a period of three years. The lease was extended to October 1996, at which time the Company anticipates resuming operations at the facility.

* Cumberland Hospital. In August 1993, the Company sold its 175-bed Cumberland Hospital in Fayetteville, North Carolina for approximately $12 million.

* Ramsay Managed Care, Inc. RHCI, through its former subsidiary RMCI, entered the managed mental health business in October 1993 with the acquisition of Florida Psychiatric Management, Inc. ("FPM") for a purchase price of $6.5 million. The managed care division expanded in June 1994 with the acquisition of a Phoenix, Arizona-based managed mental health business and, in fiscal 1995, through the award of contracts in Hawaii and West Virginia.

For a variety of reasons deemed by management to be reasonable at the time, on April 24, 1995, the Company distributed, on a pro rata basis in the form of a dividend, the common stock of RMCI held by the Company to the holders of record on April 21, 1995 of the Company's common and preferred stock (the "RMCI Distribution"). Subsequent to this distribution, RMCI became a separate, publicly traded Company and ceased being a subsidiary of the Company.

On October 1, 1996, the Company and RMCI entered in a merger agreement pursuant to which RMCI would merge into a wholly-owned subsidiary of the Company. See "Recent Developments" above.

* Atlantic Shores Hospital. In February 1994, the Company sold its 50-bed Atlantic Shores Hospital in Daytona Beach, Florida for approximately $4.8 million.

* Sale/Leaseback. In April 1995, the Company consummated a sale/leaseback transaction whereby the Company sold the land, buildings and fixed equipment of two of its inpatient facilities (Desert Vista Hospital in Mesa, Arizona and Mission Vista Hospital in San Antonio, Texas) for $12.5 million and agreed to lease this property back over a term of 15 years (with three successive renewal options of five years each). The leases, which are treated as operating leases under generally accepted accounting principles, currently require aggregate annual minimum rentals of $1.58 million, payable monthly. Effective April 1 of each year, the lease payments are subject to any upward adjustment (not to exceed 3% annually) in the Consumer Price Index over the preceding 12 months.

* Sale of Land. In March and April 1995, the Company sold certain real estate located in Flagstaff, Arizona and Houston, Texas. These properties were initially acquired for development approximately 10 years ago and, as of the date of sale, the properties had an aggregate book value of $1.15 million. Total net proceeds from the sales of this real estate approximated $0.75 million.

* Benchmark Behavioral Hospital. Effective April 1995, the Company agreed to lease an 80-bed facility near Salt Lake City, Utah from Charter Medical Corporation for four years, with an option to renew for an additional three years. The lease, which is treated as an operating lease under generally accepted accounting principles, requires annual base rental payments of $456,000, payable monthly. In addition, the lease provides for percentage rent payments to the lessor equal to 2% of the net revenues of the facility, payable quarterly.

Ownership Arrangements and Operating Agreements

                  One physician owns a 4% interest in the subsidiary which owns the Company's Harbor Oaks Hospital. The Company may be required to repurchase, and the minority shareholder may be required to sell, the minority interest at a formula price dependent upon many factors, including the earnings per share of the subsidiary which owns the subject hospital and the price/earnings multiple of the Company, after a fixed period of time. Although the amount of the Company's repurchase obligation cannot be precisely determined, the Company does not believe that this obligation will require a material payment by the Company in the foreseeable future.

                  In 1985, the Company and Bethany General Hospital in Bethany, Oklahoma entered into a joint development project. The general hospital and the Company hold a joint certificate of need by which they have converted 23 medical/surgical beds to psychiatric beds, and constructed a psychiatric pavilion containing an additional 20 psychiatric beds. Pursuant to a joint venture agreement entered into in December 1985, the Company began managing the 23 existing beds in December 1985 and completed construction of the 20-bed pavilion in October 1986. Under the joint venture agreement, the Company is obligated to provide working capital to operate the 43-bed psychiatric unit. The Company may, at its option, continue to operate and manage the unit in three-year terms through 2004. The Company is entitled to an annual management fee of 5% of the unit's gross revenues and 65% of the net profits or losses of the unit. The agreement also provides that the Company will recover construction costs amortized over 15 years and working capital advances from operating revenue, unless the Company does not renew or breaches the agreement.

                  In November 1992, the Company formed a limited partnership to operate Three Rivers Hospital, a 64-bed facility located in Covington, Louisiana. Pursuant to the terms of the partnership agreement, the Company, as general partner, had a 55% interest in the operations of the business and limited  partners  maintained a 45% interest.  A wholly-owned  subsidiary of the
Company owns the facility and leased it to the partnership at $276,000 per annum. Due to reduced patient volume and projected negative operating margins, effective June 30, 1995, Three Rivers Hospital was closed. The Company has signed a letter of intent and expects to sell Three Rivers Hospital to an independent party in October 1996. See "Acquisitions, Sales and Lease Commitments" above. Further, in July 1996, the Three Rivers Hospital Limited Partnership was dissolved.

Insurance

                  The Company and its facilities are insured on a "claims-made" basis for professional and general liability incidents in the aggregate amount of $25,000,000, with a self-insured retention of $500,000 per claim. The Company's self-insurance program also includes "tail" coverage for prior acts retroactive to the date on which the Company could become responsible for such acts. This prior occurrence coverage operates with the same self-insured retention level. It is the Company's policy to record the liability for uninsured professional and general liability losses related to asserted and unasserted claims arising from reported and unreported incidents based on independent valuations which consider claim development factors, the specific nature of the facts and circumstances giving rise to each reported incident and the Company's history with respect to similar claims.

Employees

                  As of June 30, 1996, the Company employed  approximately 1,625 full-time and 1,540 part-time employees in its facilities and contract services operations, including approximately 400 full- time equivalent nurses. In addition, the Company has a corporate headquarters staff of approximately 25, which includes individuals who specialize in various areas of hospital operations to assist facilities with particular management issues. The Company considers its relationship with its employees to be good.

Executive Officers of the Registrant

Certain information with respect to the executive officers of the Company is set forth below:

                            Position With the Company and Principal Occupations
Name of Executive Officer   During the Past Five Years

Luis E. Lamela....... 46    Vice  Chairman  of  the  Board of  the Company since
                               January 1996; President and CEO of CAC Medical Centers, a division of United Health Care of Florida, since May 1994; President and CEO of Ramsay - HMO, Inc. from prior to 1991 to May 1994.

Bert G. Cibran....... 42    President and Chief Operating Officer of the Company
                               since August 1996; President, Summa Healthcare Group, Inc. (a healthcare consulting firm) from February 1996 through August 1996; President and Chief Operating Officer for the Florida operations of Physician Corporation of America from February 1994 to February 1996; Executive Vice President of Operations with Ramsay- HMO, Inc. from 1991 to February 1994.

Reynold J. Jennings.. 50    Executive   Vice   President   of  the  Company  and
                               President of its Behavioral Hospital Division since August 1996; President, President/Chief Operating Officer or President/CEO of the Company from September 1994 to August 1996; Executive Vice President and Chief Operating Officer of the Company from November 1993 until September 1994; various management and administrative positions with National Medical Enterprises, Inc. from prior to 1991 to October 1993.

Carol C. Lang........ 49    Chief Financial  Officer of the Company since August
                               1996; President of HealthLink Enterprises, Inc. (a healthcare consulting firm) from prior to 1991 to August 1996.

Brent J. Bryson...... 47    Vice President of the Company  since  October  1994;
                               (including medical leave from January 1996 through August 1996); Senior Vice President, Southern Region, with National Medical Enterprises, Inc. from November 1991 to October 1994; Vice President with National Medical Enterprises, Inc. from prior to 1991 to November 1991.

John A. Quinn........ 42    Vice President of the Company since  September 1991;
                               various administrative and management positions with Community Psychiatric Centers, Inc. from prior to 1991 to September 1991.

Wallace E. Smith..... 53    Vice President of the Company since prior to  1991.

William N. Nyman..... 43    Vice President  of the Company  since  August  1993.
                               Regional Controller of the Company from prior to 1991 to July 1993.

Daniel A. Sims....... 36    Corporate  Controller of the Company since  December
                               1993; Chief Financial Officer of a 175-bed medical/surgical hospital from prior to 1991 to December 1993.

Item 2.  Properties.

                  The following table provides information concerning the 15 inpatient facilities owned and operated or leased and operated by the Company at June 30, 1996.

                                                                         Total
                                                     Date Opened        Licensed
  Hospital (7)                                       or Acquired          Beds
Havenwyck Hospital
  Auburn Hills, MI .........................         November 1983           166
Brynn Marr Hospital
  Jacksonville, NC .........................         December 1983            76
Hill Crest Hospital
  Birmingham, AL ...........................         January 1984            130
Heartland Hospital
  Nevada, MO ...............................         April 1984              152
Greenbrier Hospital
  Covington, LA ............................         October 1984             67
Coastal Carolina Hospital
  Conway, SC ...............................         November 1984            98
Bayou Oaks Hospital
  Houma, LA(1) .............................         November 1985            98
The Bethany Pavilion
  Bethany, OK(2) ...........................         December 1985            43
Meadowlake Hospital
  Enid, OK .................................         February 1986            50
Benchmark Regional Hospital
  Woods Cross, UT ..........................         August 1986              76
Desert Vista Hospital
  Mesa, AZ (6) .............................         February 1987           100
Chestnut Ridge Hospital
  Morgantown, WV(3) ........................         November 1987            70
The Haven Hospital
  DeSoto, TX ...............................         April 1990              102
Mission Vista Hospital
  San Antonio, TX (6) ......................         November 1991            61
Benchmark Behavioral Hospital
  Midvale, UT (4) ..........................         June 1995                80
       Total (5) ...........................                               1,369

(1) The building in which the Company's facility in Houma, Louisiana is located is leased for an initial period ending January 31, 2005 (with an option to renew for 20 years).
(2) The Bethany, Oklahoma facility is operated as a joint venture in which the Company operates and manages the behavioral health services of Bethany General Hospital. See "Item 1. Business --Ownership Arrangements and Operating Agreements."
(3) The Company has entered into a 50-year ground lease for the property on which its 70-bed facility in Morgantown, West Virginia is located.
(4) The building in which the Company's facility in Midvale, Utah is located is leased for an initial period ending June 24, 1999 (with an option to renew for an additional three years). See "Item 1. Business-Acquisitions, Sales and Lease Commitments."
(5) Excludes Harbor Oaks Hospital and Three Rivers Hospital. Harbor Oaks Hospital, a 98-bed facility in Fort Walton Beach, Florida is owned by the Company but, as of June 30, 1996, was leased to another health care provider. Three Rivers Hospital, a 64-bed facility located in Covington, Louisiana, was closed on June 30, 1995. See "Item 1. Business -- Acquisitions, Sales and Lease Commitments and Ownership Arrangements and Operating Agreements."
(6) In April 1995, the Company sold and immediately leased back the land, buildings and fixed equipment associated with these facilities. The leases have an initial term of 15 years and three successive renewal options of five years each. See "Item 1. Business -- Acquisitions, Sales and Lease Commitments."
(7) The Company believes that its facilities are well maintained and are of adequate size for present needs.

                  In March 1995, the Financial Accounting Standards Board (FASB) issued Statement Number 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (the "Statement"). As required by the Statement, the Company periodically reviews the long-lived assets (land, buildings, fixed equipment and related cost in excess of net asset value of purchased businesses) of each of its inpatient facilities to determine if the carrying value of these assets is recoverable, based on the future cash flows expected from the assets. Based on this review, the Company determined that the carrying value of certain long-lived assets was impaired (within the meaning of the Statement) at June 30, 1996 and 1995. The amount of the impairment, calculated as the excess of carrying value of the long-lived assets over the discounted future cash flows expected from the assets, totalled approximately $4 million and $20 million at June 30, 1996 and 1995, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." and "Item 8. Financial Statements and Supplementary Data."

                  In connection with the Company's decision to relocate its corporate headquarters from New Orleans, Louisiana to Coral Gables, Florida, the Company has entered into an office lease in Coral Gables for a term of three years ending in August 1999. Upon relocation, the Company's lease in New Orleans will be terminated.

Item 3.   Legal Proceedings.

                  The Company is subject to claims and suits arising in the ordinary course of business. In addition, during fiscal 1996, the State of Louisiana requested repayment of disproportionate share payments received by the Company in fiscal years 1995 and 1994 totalling approximately $5,000,000. On the basis of discussions to date between the Company and the State, the Company believes that this matter may be settled for an amount significantly less than the State's initial request. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

                  The Company has established reserves at June 30, 1996 for the estimated amounts which might be recovered from the Company as a result of all outstanding legal proceedings. In the opinion of management, the ultimate resolution of these pending legal proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity. See "Item 8. Financial Statements and Supplementary Data."

Item    4.   Submission of Matters to a Vote of Security Holders.

                  Not applicable.

                                     PART II


Item    5.    Market  For The  Registrant's  Common  Equity and  Related
              Stockholder Matters.

                  The Company's Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol RHCI. On September 27, 1996, there were 660 holders of record of the Company's Common Stock. No cash dividends have been declared on the Common Stock since the Company was organized. The Company's credit documents governing its credit facilities include provisions which prohibit the payment of dividends unless the sum of (i) all dividends, redemptions and all other distributions in respect of its capital stock and (ii) all restricted investments (as defined) during the applicable fiscal year would not exceed an amount equal to 50% of the consolidated net income of the Company for the immediately preceding fiscal year and provided that, at the time of such dividend and after giving effect thereto, certain specified financial ratio covenants would not be violated and no other default or event of default would occur. Further, in connection with waivers received from the Company's lenders as of June 30, 1996, the Company agreed not to pay future cash dividends in respect of its Class B Preferred Stock, Series
C. Prior to this time, the Company's credit facilities permitted the payment of the full amount of regular fixed dividends on the Class B Preferred Stock, Series C, provided that such dividends did not exceed $387,200 in each 12-month period and provided that no event of default existed or occurred as a result of the payment.

                  The following table sets forth the range of high and low closing sales prices per share of the Company's Common Stock for each of the quarters during the years ended June 30, 1996 and 1995, as reported on the NASDAQ National Market System:

                                              High        Low

  Year ended June 30, 1996
  First Quarter ......................       $4 5/8     $3 3/8
  Second Quarter .....................        3 3/4      2 1/2
  Third Quarter ......................        3 15/16    2 7/8
  Fourth Quarter .....................        4 3/8      2 7/8


  Year ended June 30, 1995
  First Quarter ......................       $8 1/8     $6
  Second Quarter .....................        8 1/8      6 1/4
  Third Quarter ......................        7 7/8      5 3/4
  Fourth Quarter * ...................        7 1/2      3 5/8


                  On October 2, 1996, the closing sales price of the Company's Common Stock was $2 3/8 per share.

                  * The distribution of Ramsay Managed Care, Inc. occurred during the fourth quarter of fiscal 1995. See "Item 1. Business--Acquisitions, Sales and Lease Commitments".

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

                                      Year  Ended  June 30
                            1996    1995      1994     1993     1992
                             (in  thousands,  except per share data)

Statement of Operations
Data:
  Net revenues ......... $ 117,423  $136,418 $137,002 $136,354 $136,946

  Salaries, wages and
     benefits ..........    66,259   72,061   64,805   63,810   60,626
  Other operating
     expenses ..........    42,387   44,741   42,907   40,454   40,161
  Provision for
     doubtful accounts .     5,805    5,086    5,846    8,148    8,628
  Depreciation and
     amortization ......     5,490    7,290    6,836    6,605    5,439
  Interest and other
     financing charges .     6,892    8,347    8,906    9,494   10,488
  Losses related to
     asset sales and
     closed businesses .     4,473    6,431      802    7,524       --
  Asset impairment
     charges ...........     5,485   21,815       --       --       --
  Restructuring and
     other charges .....        --       --       --    1,367    2,283
                           136,791  165,771  130,102  137,402  127,625
  Income (loss) before
     minority interests,
     income taxes,
     extraordinary items
     and cumulative
     effect of accounting
     change ............   (19,368) (29,353)   6,900   (1,048)   9,321
  Minority interests ...        --      887    4,824    1,126       --
  Income (loss) before
     income taxes,
     extraordinary items
     and cumulative effect
     of accounting change  (19,368) (30,240)   2,076   (2,174)   9,321
 Provision (benefit) for
     income taxes ......    (2,887) (13,195)     599      159    3,974
    Income (loss) before
     extraordinary items
     and cumulative effect
     of accounting change  (16,481) (17,045)   1,477   (2,333)   5,347
  Extraordinary items:
    Loss from early
     extinguishment of debt,
     net of income tax benefit  --     (257)    (155)  (1,580)    (366)
    Income tax benefit from
     net operating loss
     carryovers ........        --       --       --       --      953
  Cumulative effect of change
    in accounting for
    income taxes .......        --       --       --    2,353       --
  Net income (loss) .... $ (16,481)$(17,302)   1,322  $(1,560) $ 5,934

Primary earnings per share:
  Income (loss) per common
    and dilutive common
    equivalent share before
    extraordinary items and
    cumulative effect of
    accounting change ..   $ (2.12) $ (2.25) $  0.15  $ (0.29) $  0.68
  Net income  (loss) ...   $ (2.12) $ (2.28) $  0.14  $ (0.20) $  0.75
  Weighted average shares
    outstanding(1) .....     7,929    7,743    9,641    7,932    7,886

(1)   Includes common and dilutive common equivalent shares outstanding.

                                             June 30
                            1996     1995     1994     1993     1992
                                          (in thousands)

Balance Sheet Data:
  Working capital       $   11,715 $ 24,098 $ 21,148 $ 23,811 $ 26,718
  Total assets             132,758  139,236  183,168  190,370  194,357
  Long-term debt            44,664   55,568   67,707   77,429   84,879
  Class B preferred
     stock, Series 1987        ---      ---      ---      ---    2,500
  Stockholders' equity      46,053   61,779   80,468   79,997   76,068

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              RESULTS OF OPERATIONS

                  Patient revenues of the Company's inpatient facilities are affected by changes in the rates the Company charges, changes in reimbursement rates by third-party payors, the volume of patients treated and changes in the mix of payors and patient types. The Company's facilities provide services to patients requiring intensive inpatient care, less intensive residential treatment care and outpatient treatment. Also, at four of the Company's facilities, medical subacute services are provided. The reimbursement rates for intensive inpatient care are generally greater than the rates paid for residential treatment care. However, the average length of stay for patients in residential treatment programs is significantly greater than that for patients in intensive inpatient programs.

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

                  The Company records amounts due to or from third-party reimbursement sources based on its best estimates of amounts to be ultimately received or paid under cost reports filed with appropriate intermediaries. The final determination of amounts earned under reimbursement programs is subject to review and audit by these intermediaries. Differences between amounts recorded as estimated settlements and the audited amounts are reflected as adjustments to the Company's net revenues in the period in which the final determination is made. During the years ended June 30, 1995, and 1994, the Company recorded contractual adjustment benefits related to intermediary audits of prior year cost reports of approximately $1,000,000 and $1,400,000, respectively. During the year ended June 30, 1996, the Company recorded contractual adjustment expenses related to intermediary audits of prior year cost reports of approximately $1,900,000. As a result of this negative experience, the Company recorded reserves totalling $3,500,000 in its June 30, 1996 financial statements related to possible future adjustments of its cost report estimates by intermediaries. Management believes that adequate provision has been made for any adjustments that may result from future intermediary reviews and audits.

                  Several years ago, the Federal Government established a funding mechanism, known as disproportionate share, which was meant to adequately reimburse facilities serving a disproportionately high volume of Medicaid patients, relative to other providers. Disproportionate share funding was established under Title XIX of the Social Security Act, administered at the State level and approved/overseen by the Health Care Financing Administration, since Medicaid services are jointly funded by each State as well as the Federal Government. In fiscal years 1995 and 1994, the Company received significant disproportionate share payments from the Louisiana Medicaid program. Statutory changes virtually eliminated the disproportionate share funding mechanism in

Louisiana and, for the year ended June 30 1996, disproportionate share payments received by the Company's Louisiana facilities were not material.

                  The impact of Louisiana disproportionate share payments on net revenues and income from continuing operations in fiscal 1995 was approximately $5,600,000 and $3,700,000, respectively, and the impact of Louisiana disproportionate share payments on net revenues and income from continuing operations in fiscal 1994 was approximately $14,300,000 and $9,300,000, respectively. The majority of Louisiana disproportionate share payments was received at the Company's Three Rivers Hospital facility, which treated primarily Medicaid-eligible adolescents diagnosed with various behavioral disorders. This facility was further adversely impacted by the State of Louisiana's application of significantly more restrictive admission criteria in December 1994 for adolescents seeking inpatient psychiatric treatment in the State. Due to a negative operating margin in the fourth quarter of fiscal 1995 and a significant decrease in admissions since December 1994, on June 30, 1995, the Company closed Three Rivers Hospital and consolidated its operations with the Company's Greenbrier Hospital facility located less than five miles away.

                  During fiscal 1996, the State of Louisiana requested repayment of disproportionate share payments received by two of the Company's Louisiana facilities in fiscal years 1995 and 1994 totalling approximately $5,000,000. The repayment requests related to a) alleged overpayments made to Three Rivers Hospital because the State believed Three Rivers' actual annual inpatient volume was less than its projection of annual inpatient volume made at the beginning of its 1994 cost reporting year and b) alleged improper teaching hospital payments made to Three Rivers Hospital and Bayou Oaks Hospital because the State believed these facilities were not qualifying teaching hospitals at the time these payments were made. The Company believes that certain of the calculations which support the State's calculation of annual inpatient volume in 1994 are in error and that other relevant factors affecting the State's calculation have not been considered. Further, the Company believes that, based on its understanding of the rules and regulations in place at the time the teaching hospital payments were made, payments received as a result of the teaching classification were appropriate.

                  On the basis of discussions to date between the Company and the State, the Company believes that this matter may be settled for an amount significantly less than the State's initial requests. Any settlement of this matter will be contingent upon the execution of settlement documentation, the terms of which have not been agreed upon. Further, there can be no assurance that the Company and the State will agree on a settlement amount or the terms and conditions of settlement documentation. The Company intends to vigorously contest any position by the State of Louisiana which the Company considers adverse and believes that adequate provision has been made at June 30, 1996 for the estimated amount which might be recovered from the Company as a result of this matter. See "Item 8. Financial Statements and Supplementary Data."

                  The following table sets forth, for the periods indicated, certain items of the Company's consolidated statements of operations as a percentage of the Company's net revenues. For comparison purposes, the prior year percentages exclude the operations of RMCI which, as discussed elsewhere, was distributed in the form of a dividend to the Company's stockholders in April 1995, and the amount of Louisiana disproportionate share payments recorded as net revenues in 1995 and 1994. The discussion following this table quantifies the significant fluctuations in amounts reported in the Company's consolidated statements of operations between periods.

                                                 As a Percentage of Net Revenues
                                                        Year Ended June 30,
                                                       1996    1995    1994
Net revenues ........................................ 100.0%  100.0%  100.0%

Salaries, wages and benefits ......................... 56.4    56.4    54.1
Other operating expenses ............................. 36.1    32.6    33.8
Provision for doubtful accounts ......................  4.9     4.3     5.0
Depreciation and amortization ........................  4.7     5.4     5.5
Interest and other financing charges .................  5.9     6.9     7.5
Losses related to asset sales and closed businesses ..  3.8     5.5     0.7
Asset impairment charges .............................  4.7    18.5     --
Loss before minority interests,
  income taxes and extraordinary item ................(16.5)% (29.6)%  (6.6)%

1996 Compared to 1995

                  The following are the significant changes in the Company's operations between fiscal 1996 and 1995. These changes affect the comparison of revenues and expenses of the Company between years as discussed below.

                  * The RMCI Distribution on April 24, 1995.

                  * Virtual  elimination  of  Louisiana  disproportionate  share payments to the Company, as discussed above.

                  * The closure of Three Rivers Hospital on June 30, 1995.

                  * Commencement of operations in April 1995 at an 80-bed leased facility near Salt Lake City, Utah (Benchmark South).

                  * The  closure of several  day  treatment  centers  and
                    outpatient clinics during fiscal 1996 and 1995 due to negative operating margins.

                  * Significant  increase in occupancy at the Company's subacute units, as well as an expansion of the Company's contract services division.

                  * Significant  asset impairment  charges and losses related to asset sales and closed businesses in fiscal 1996 and 1995.

                                     ________________________

                  Net revenues decreased from $136.4 million in 1995 to $117.4 million in 1996 primarily because $12.9 million of revenues related to RMCI were included in the prior year total and because same facility net inpatient revenues decreased $7.3 million between years. During fiscal 1996, the Company replaced approximately $6.4 million in patient revenues related to Three Rivers Hospital and $5.5 million in disproportionate share revenues recorded in fiscal

1995 with a $4.7 million increase in revenues from Benchmark South, a $6.6 million increase in subacute revenues and a $1.6 million increase in contract services revenues. Net outpatient revenues remained stable between 1996 and 1995, increasing $0.3 million, or 2%.

                  Same facility net inpatient revenues decreased $7.3 million between periods primarily due to the impact of intermediary audits of prior year cost reports, which reduced same facility net inpatient revenues by $5.4 million in 1996 (including the establishment of a $3.5 million reserve for possible future adjustments) and increased same facility net inpatient revenues in 1995 by $1 million. In addition, the Company's same facility net inpatient revenue per patient day decreased 8% between years due to the growth in residential treatment services, which are less intensive and generally reimbursed at rates which are less than the rates received for acute psychiatric inpatient services. During fiscal 1996, same facility residential treatment patient days comprised 40% of same facility patient days, compared to 31% in fiscal 1995. Further, in 1996 and 1995, the Company's residential treatment net revenue per patient day was approximately $200 less than its acute psychiatric net revenue per patient day (excluding disproportionate share revenues).

                  Total salaries, wages and benefits in fiscal 1996 were $66.3 million, compared to $72.1 million in fiscal 1995. The material changes in salaries, wages and benefits included (a) a $1.1 million increase in same facility salaries, wages and benefits, (b) a $4.8 million decrease related to the closure of the Three Rivers facility, (c) a $2.6 million increase related to the opening of Benchmark South, (d) an increase of $1.4 million related to increased volume in the Company's subacute units and e) salaries, wages and benefits of $5.5 million in fiscal 1995 related to RMCI.

                  Other operating expenses in fiscal 1996 were $42.4 million, compared to $44.7 million in fiscal 1995. The material changes in other operating expenses between periods included (a) a $3.0 million decrease related to the closure of the Three Rivers facility, (b) a $2.5 million increase related to the opening of Benchmark South, (c) an increase of $2.4 million related to increased volume in the Company's subacute units, and (d) other operating expenses in fiscal 1995 related to RMCI of $6.2 million. The Company's same facility other operating expenses remained stable between periods, increasing $0.3 million, or 1%. And, during 1996, the Company increased its liability for self-insurance claims and incurred certain other expenses which were not present in fiscal 1995.

                  The provision for doubtful accounts increased from $5.1 million in fiscal 1995 to $5.8 million in fiscal 1996. This increase primarily related to the same facilities, which recorded additional provisions on per-diem based residential treatment business in 1996. These provisions were necessary as doubt arose with respect to the ability of certain payors to repay the Company for services rendered in fiscal 1996.

                  Depreciation and amortization in fiscal 1996 totalled $5.5 million, compared to $7.3 million in fiscal 1995. Depreciation expense decreased by $0.4 million on two facilities which were sold and leased back in April 1995. Also, in June 1995, the book values of four facilities were considered impaired pursuant to the provisions of FASB Statement Number 121, which reduced depreciation expense in fiscal 1996 by an additional $0.6 million. Finally, depreciation and amortization expense in fiscal 1995 related to RMCI totalled $0.9 million.

                  Interest expense decreased from $8.3 million in 1995 to $6.9 million in 1996. This decrease related to debt reductions made in fiscal 1995 on the Company's senior and subordinated secured notes (including a $7.5 million prepayment in April 1995), which reduced interest expense in 1996 by $1.2 million. Also, interest expense in fiscal 1995 related to RMCI totalled $0.2 million.

                  Primarily in the fourth quarter of fiscal 1996, the Company recorded losses totalling approximately $4.5 million related to additional asset write-downs, cost report settlements and other adjustments related to businesses which closed at various times prior to fiscal 1996, a reserve for disproportionate share payments which the State of Louisiana has contended were improperly paid to two of the Company's Louisiana facilities in fiscal 1995 and 1994 (see "Results of Operations" above) and lease commitments and other costs incurred in connection with the Company's decision to relocate its corporate headquarters. In fiscal 1995, the Company recorded losses totalling approximately $6.4 million related to a sale/leaseback transaction, the sale of real estate, the closure of Three Rivers Hospital, the closure of other outpatient operations and the abandonment of certain development projects. See "1995 Compared to 1994" below.

                  In March 1995, the Financial Accounting Standards Board (FASB) issued Statement Number 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " (the "Statement"). The Statement requires companies to compare the recorded values of long-lived assets (defined as land, buildings, fixed equipment and related cost in excess of net asset value of purchased businesses) against the expected future cash flows to be generated by these assets. Pursuant to the principles of measurement contained in the Statement and the Company's expectations, the Company recorded asset impairment charges in its 1996 and 1995 statement of operations totalling approximately $4 million and $20 million, respectively.

                  In June 1996 and 1995, the Company recorded additional asset impairment charges related to its investment in other healthcare enterprises of approximately $1.5 million, based on an assessment of the future cash flows expected to be realized by the Company from these businesses.

                  Minority interests in 1995 primarily reflects the limited partners' share of net income of Three Rivers Hospital prior to its closure on June 30, 1995.

                  The Company recorded a $2.9 million benefit for income taxes in fiscal year 1996 compared to a $13.2 million benefit for income taxes in fiscal year 1995. The income tax benefit recorded in fiscal year 1996 was recorded at an effective tax rate significantly less than the statutory tax rate due to a deferred tax valuation allowance of $4.4 million at June 30, 1996.

1995 Compared to 1994

                  The following are the significant changes in the Company's operations between 1995 and 1994. These changes affect the comparison of revenues and expenses of the Company between years as discussed below.

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

                  * Louisiana disproportionate share payments received by the Company during fiscal 1995 were approximately $8.7 million less than the amount received in fiscal 1994.

                  * In February 1994, the Company sold its Atlantic Shores facility in Daytona Beach, Florida. In addition, the Company closed several day treatment centers and outpatient clinics during 1995 and 1994 due to negative operating margins. The sale and these closures are referred to in this section as the "sold/closed facilities".

                  * The Company opened four subacute units in late fiscal 1994/early fiscal 1995.

                  * The Company expanded its contract services division during fiscal 1995.

                  *        Significant  asset  impairment   charges  and  losses
                           related to asset sales and closed businesses in fiscal 1995.

                                            __________________________

                  Net revenues for fiscal 1995 were $136.4 million, compared to $137.0 million in fiscal 1994. The material changes in net revenues consisted of
(a) a $12.6 million decrease (11%) in same facility net inpatient revenues, (b) a $2.9 million increase (21%) in same facility net outpatient revenues, (c) a $4.5 million increase in net revenues attributable to the Company's subacute operations, (d) a $7.1 million increase (from $5.8 million to $12.9 million) in net revenues related to RMCI, (e) a $0.6 million increase (from $0.5 million to $1.1 million) in revenues associated with contract services and (f) a $3.1 million decrease in net patient revenues related to the sold/closed facilities (excluding the Three Rivers facility which, for purposes of comparing 1995 to 1994, is included in the same facility totals).

                  Same facility net inpatient revenues decreased $12.6 million between years. Of this amount, $8.7 million was related to a reduction in disproportionate share payments to Three Rivers Hospital and Bayou Oaks Hospital. Excluding the change in disproportionate share payments between periods, same facility net inpatient revenues decreased approximately $3.9 million. Of this amount, $3.6 million is attributable to the decline in admissions at the Three Rivers facility, which decline resulted from the State of Louisiana's application of significantly more restrictive admission criteria to facilities in the State treating the behavioral disorders of adolescents. The inpatient census at this facility decreased from an average of 65 patients in fiscal 1994 to 36 patients in fiscal 1995, with an average of 20 patients subsequent to December 1, 1994 when the new admission rules became effective. As stated earlier, on June 30, 1995, the Company closed Three Rivers Hospital and consolidated the operations of this facility with its Greenbrier facility located less than five miles away.

                  Excluding the above factors, net inpatient revenues related to all other inpatient facilities were stable and patient days and admissions related to these facilities increased 4.5% and 10%, respectively, between periods. The growth rate in admissions exceeded that in patient days due to an overall decline in the inpatient average length of stay from 17.6 days in 1994 to 15.7 days in 1995. In addition, these facilities experienced a decrease in net inpatient revenue per patient day due to a continued shift in patient mix from charge-based payors to cost-based and negotiated per-diem rate payors, as well as an increase in same facility residential treatment days as a percentage of total same facility patient days. Net revenue per patient day on cost-based and negotiated per-diem rate payors is generally less than that for charge-based payors.

                  Same facility net outpatient revenues totalled $17.0 million in 1995 compared to $14.1 million in 1994. This increase is primarily due to an expansion of partial hospitalization day services because of an increased market focus by facility administrators.

                  Total salaries, wages and benefits in fiscal 1995 were $72.1 million, compared to $64.8 million in fiscal 1994. The material changes in this expense item consisted of (a) a $1.7 million (or 3.0%) increase in same facility salaries, wages and benefits, (b) an increase in salaries, wages and benefits of $2.1 million attributable to the Company's subacute operations, (c) a $3.9 million increase (from $1.6 million to $5.5 million) in salaries, wages and benefits related to RMCI, (d) a $0.7 million increase in salaries, wages and benefits associated with contract services and (e) a $1.2 million decrease in salaries, wages and benefits attributable to the sold/closed facilities.

                  Other operating expenses in fiscal 1995 were $44.7 million, compared to $42.9 million in fiscal 1994. The material changes in other operating expenses consisted of (a) a $2.3 million decrease (6%) in same facility other operating expenses, (b) an increase in other operating expenses of $3.4 million attributable to the subacute operations, (c) a $2.8 million increase (from $3.4 million to $6.2 million) in other operating expenses related to RMCI, (d) a $0.2 million increase in other operating expenses associated with contract services and (e) a decrease of $2.2 million in other operating expenses attributable to the sold/closed facilities. The decrease in same facility other operating expenses was due to focused cost-cutting initiatives within these facilities during the year.

                  The provision for doubtful accounts in fiscal 1995 was $5.1 million, compared to $5.8 million in fiscal 1994. A $1.2 million decrease in same facility provision for doubtful accounts (from $5.7 million in fiscal 1994 to $4.5 million in fiscal 1995) was offset by increases in the provision for doubtful accounts associated with subacute and contract services of $0.1 million and $0.3 million, respectively. The decrease in same facility provision for doubtful accounts was primarily the result of a continued shift in patient mix and the corresponding shift from charge-based payors (which requires a larger amount to be paid by the patient) to cost-based and negotiated commercial insurance per-diem rate payors.

                  Depreciation and amortization in fiscal 1995 totalled $7.3 million, compared to $6.8 million in fiscal 1994. The overall change in this expense item was primarily due to (a) a $0.5 million increase in depreciation and amortization related to subacute operations, (b) a $0.5 million increase in depreciation and amortization related to RMCI and (c) a $0.5 million decrease in depreciation and amortization attributable to the sold/closed facilities.

                  Interest expense decreased from $8.9 million in 1994 to $8.3 million in 1995. Debt levels were reduced between periods through scheduled principal payments of (a) $5.65 million on the Company's senior secured notes,
(b) $0.5 million on the Company's subordinated secured notes and (c) $0.8 million on the Company's variable rate demand revenue bonds. In addition, on May 1, 1995, the Company prepaid $7.5 million of principal on the senior secured notes and, in connection with the sale of Atlantic Shores Hospital in February 1994, the variable rate demand revenue bonds associated with that facility, totalling $4.3 million, were redeemed. The reduction in interest as a result of these principal payments was offset by an increase in interest rates on the variable rate demand revenue bonds, interest on a working capital facility drawing and interest incurred in fiscal 1995 prior to the RMCI Distribution on debt incurred in connection with RMCI acquisitions made during the second half of fiscal 1994.

                  In fiscal 1995, the Company recorded losses associated with asset sales and closed businesses of approximately $6.4 million. This amount is comprised of the following significant items:

                  1. Sale/Leaseback Transaction: On April 12, 1995, the Company consummated a sale/leaseback transaction whereby the Company sold the land, buildings and fixed equipment of two of its inpatient facilities for $12.5 million and agreed to lease these properties back over a term of 15 years (with three successive renewal options of five years each). The leases, which are treated as operating leases under generally accepted accounting principles, require aggregate annual minimum rental payments of approximately $1.5 million, payable monthly. Each April 1, the lease payments are subject to any upward adjustment (not to exceed 3% annually) to the Consumer Price Index over the preceding 12 months.

                  Net sale proceeds associated with this transaction totalled $12.1 million which, when compared to the net book value of assets sold of $15.7 million, resulted in a loss of $3.6 million. On May 1, 1995, the Company utilized a portion of the proceeds from the above transaction and prepaid $7.5 million of principal due on the senior secured notes as follows: $3.5 million due on September 30, 1995, $3.5 million due on March 31, 1996 and $0.5 million due on September 30, 1996. In connection with this prepayment, the Company wrote down a proportionate amount of unamortized loan costs related to the senior secured notes, totalling $229,000, and incurred a yield maintenance charge from the holders of the senior secured notes, totalling $234,000. These amounts are recorded as a loss from early extinguishment of debt, net of applicable income taxes, in the 1995 statement of operations.

                  2. Real Estate Sales: In March and April 1995, the Company sold certain real estate located in Flagstaff, Arizona and Houston, Texas, respectively. These properties were acquired for development approximately 10 years ago and had an aggregate book value of $1.15 million. Net proceeds from the sale of this real estate totalled approximately $0.75 million, resulting in a loss of $0.4 million.

                  3. Closure of Day Treatment and Other  Outpatient  Operations:
During 1995, the Company closed its remaining day treatment centers as well as certain outpatient clinics which were producing negative operating margins. In addition, the Company recorded cost report settlements and asset write-downs totalling $380,000 and $190,000, respectively, which became evident in 1995 subsequent to these closures and subsequent to the closure of day treatment centers in late fiscal 1994. Finally, the Company sold an outpatient rehabilitation clinic in San Antonio, Texas in June 1995. The total losses incurred related to these events was approximately $1.3 million.

                  4. Closure of Three Rivers Hospital: The Company recorded certain losses, totalling approximately $0.2 million, resulting from its decision to close Three Rivers Hospital on June 30, 1995 and consolidate the operations of this facility with its Greenbrier facility.

                  5. Development Projects: The Company pursued several development opportunities during 1995 including the potential acquisition of a competitor, the development of rural health clinics and the potential acquisition of a contract management company. These efforts were abandoned or otherwise terminated during the year resulting in a charge against earnings of approximately $0.8 million.

                  In the fourth quarter of fiscal 1994, the Company decided to terminate its development activities related to its day treatment division and to close certain of these centers due to the poor operating performance of this division. In addition, the Company also decided to close four outpatient clinics related to its Heartland Hospital facility during this quarter. Finally, certain adjustments were made which resulted in gain recognition on the sale of Atlantic Shores Hospital, which was sold in February 1994. The total net losses related to these closures and sale in fiscal 1994 was $0.8 million.

                  In the fourth quarter of fiscal 1995, the Company elected to adopt FASB Statement Number 121 and, after applying the principles of measurement contained in the Statement and the Company's expectations, recorded a charge against earnings, before taxes, of $20.3 million. This amount is reflected as an asset impairment charge in the 1995 consolidated statement of operations.

                  In June 1995, the Company recorded an additional asset impairment charge related to its investment in a healthcare enterprise in Germany of approximately $1.5 million, based on a reassessment of the future expected cash flows to be realized by the Company from this business.

                  Minority interests primarily reflects the limited partner's share of net income of Three Rivers Hospital prior to its closure on June 30, 1995.

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

                               FINANCIAL CONDITION

                  The  Company  records  amounts  due  to  or  from  third-party contractual  agencies  (Medicare,  Medicaid  and Blue  Cross)  based on its best estimate, using the principles of cost reimbursement, of amounts to be ultimately received or paid under current and prior years' cost reports filed (or to be filed) with the appropriate intermediaries. Ultimate settlements and other lump-sum adjustments due from and paid to these intermediaries occur at various times during the fiscal year. At June 30, 1996, amounts due from Medicare, Medicaid and Blue Cross totalled $3.6 million, $2.4 million and $0.5 million, respectively. Also, at June 30, 1996, amounts due to Medicare, Medicaid and Blue Cross totalled $6.3 million, $1.0 million and $1.1 million, respectively. See "Results of Operations" above.

                  At June 30, 1996, net cash advances made by the Company to or on behalf of RMCI totalled $8.2 million. Of this amount, $6 million primarily related to the funding of certain RMCI acquisitions and is represented by an unsecured, interest-bearing (8%), subordinated promissory note due from RMCI and issued on October 25, 1994. The remaining amount includes $0.36 million of accrued interest on the promissory note since October 1, 1995 and $1.85 million of additional amounts paid by RHCI on behalf of RMCI and charges by RHCI to RMCI for certain administrative services (the "Additional Amount"). Of the $6 million due on the promissory note, approximately $1.4 million is due on or before June 30, 1997 and the remainder is payable in 13 quarterly installments of approximately $353,000, beginning September 30, 1997. RHCI has agreed that the payment of interest on the promissory note for the period October 1, 1995 through June 30, 1996, as well as the Additional Amount will not be required until after July 1, 1997, all on terms and conditions to be mutually agreed to by RHCI and RMCI.

                  In June 1996 and 1995, the Company recorded a write-down of fixed and intangible assets associated with certain of its inpatient facilities totalling approximately $4 million and $20 million, respectively. In accordance with FASB Statement Number 121, the facilities' carrying amount of cost in excess of net asset value of purchased businesses, if applicable, was eliminated prior to making a reduction of these facilities' carrying amounts of impaired property and equipment. The property and equipment impairment, which totalled approximately $4.0 million and $16.5 million, respectively, was recorded pursuant to the Statement as a direct reduction in the cost basis of the related property and equipment (rather than as an increase to accumulated depreciation on these assets).

                  The   Company   has  net   deferred   tax   assets   totalling
approximately $11.5 million, which includes a valuation allowance of $4.4 million, at June 30, 1996. Management has considered the effects of implementing tax planning strategies, consisting of the sales of certain appreciated property, as the primary basis for recognizing deferred tax assets at June 30, 1996. The ultimate realization of deferred tax assets may be affected by changes in the underlying values of the properties considered in the Company's tax planning strategies, which values are dependent upon the operating results and cash flows of the individual properties. The Company evaluates the realizability of its deferred tax assets on a quarterly basis by reviewing its tax planning strategies and the adequacy of its valuation allowance.

                  At June 30, 1996, the current portion of long-term debt was $10.9 million, compared to $3.8 million at June 30, 1995. This increase was due to (a) the Company's commitment during 1996 to reduce the credit exposure of its bank group by $3.0 million by December 31, 1996 (see "Liquidity and Capital Resources" below) and (b) principal payments on the senior secured notes of $6.6 million which came due within one year during fiscal 1996. These increases were offset by payments during 1996 of $1.5 million on the amount outstanding at June 30, 1995 under the Company's former working capital facility and payments of $0.9 million on a former capital lease obligation. At June 30, 1995, no amounts were classified as current on the senior secured notes based on a prepayment of principal on these notes in April 1995.

                  Noncurrent  other  accrued  liabilities  increased  from  $1.3 million at June 30, 1995 to $7.2 million at June 30, 1996 due to the establishment of reserves as discussed in "Results of Operations" above.

                  During 1996, amounts owed to minority interests decreased by $0.7 million based on distributions to the minority partners in the Three Rivers Hospital Limited Partnership. In July 1996, the Three Rivers Limited Partnership was dissolved.

                  In October 1995 and August 1996, a corporate affiliate of Paul
J. Ramsay, the Chairman of the Board of the Company, acquired through private placements 275,863 shares and 275,546 shares, respectively, of Common Stock of the Company at a price of $3.625 and $2.75 per share, respectively. Of the total shares acquired in October 1995, 121,363 were issued for cash and 154,500 were issued for management fees due during the remainder of fiscal 1996 under the Company's management agreement with another corporate affiliate of Mr. Ramsay. The shares acquired in August 1996 were issued for management fees due under the management agreement during fiscal 1997. With the issuance of the additional shares, the voting the interest in the Company held by Mr. Ramsay increased from approximately 30.9% to approximately 34.8%.

                         LIQUIDITY AND CAPITAL RESOURCES

                  The Company's credit facilities include $34.2 million in senior secured notes, approximately $20 million in letters of credit and $1.8 million in subordinated secured notes. The senior secured notes bear interest at 11.6% and require a principal payment of approximately $3.1 million on September 30, 1996, semi-annual principal payments of approximately $3.5 million from

March 31, 1997 through September 30, 1998 and semi-annual principal payments of $5.65 million from March 31, 1999 through March 31, 2000. The subordinated secured notes bear interest at 15.6% and require semi-annual principal payments of $0.2 million through March 31, 2000. Required annual principal payments on the variable rate demand revenue bonds total $0.8 million through year 2000 and $0.9 million to $1.2 million in years 2001 through 2015. In December 1995, the Company fully paid down and terminated its working capital facility with its bank group. In September 1995, and again in August 1996, the Company and banks supporting the Credit Agreement agreed to terms which extended the expiration date of the Credit Agreement from May 15, 1996 to February 15, 1997 and from February 15, 1997 to August 15, 1997, respectively. In connection with the initial extension, the Company agreed to reduce the banks' exposure by an additional $3 million on or before July 1, 1996. This requirement was extended by the bank group to December 31, 1996 as part of the August 1996 extension.

                  The Company's credit facilities require that the Company meet certain convenants, including (a) the maintenance of a minimum level of consolidated tangible net worth, (b) the maintenance of a working capital ratio and (c) the maintenance of certain fixed charge coverage and debt service ratios. From time to time, the lenders have agreed to waive or otherwise adjust certain of these ratios and levels. In connection with these waivers and adjustments, the Company pays additional fees and expenses. Further, as part of the waivers and adjustments obtained as of June 30, 1996, the Company agreed to provide its Hillcrest Hospital facility and related assets as additional collateral to the lenders and agreed not to pay future cash dividends in respect of its Class B Preferred Stock, Series C.

                  In  connection  with  the  Company's  business  strategy,  the
Company is currently pursuing a transaction involving one of its facilities which has been financed, in part, by variable rate revenue bonds, which bonds are supported by the letter of credit from the Company's bank group. Under the current structure of the proposed transaction, the Company would contribute the facility and its operations to a new entity which would be jointly owned by the Company and a medical/surgical facility in the same market area. The medical/surgical facility would contribute cash and other consideration to the new entity. Through economies of scale, infrastructure savings and new business opportunities of the new entity, the Company believes its income from the new entity could approximate the income currently realized from this facility. In connection with this transaction, the revenue bonds outstanding on the facility would be redeemed or a substitute letter of credit would be issued, thereby achieving the Company's commitment to reduce the exposure of its bank group by the required $3.0 million.

                  In May 1996, the Company signed a letter of intent to sell its Three Rivers facility to an independent party. The Company expects to receive approximately $2.2 million from the sale of this facility prior to October 31, 1996.

                  In response to market demands, the Company is currently converting an additional 37 beds at its Texas facilities from psychiatric care to subacute care. Renovation costs associated with this project, which is expected to be completed by January 1, 1997, will approximate $1.1 million. No other commitments to make material capital expenditures exists at this time.

                  The Company's current primary cash requirements relate to its normal operating expenses, the requirement to reduce its banks' credit exposure as discussed above, principal payments on its senior secured notes (which resume on September 30, 1996), routine capital improvements at its facilities and the above mentioned renovation project. Also, the State of Louisiana has taken the position that certain disproportionate share payments were improperly paid to two of the Company's Louisiana facilities. See "Results of Operations" above and "Item 3. Legal Proceedings."

                  On the basis of its historical cash collection experience and projected cash needs, the Company believes that its existing cash resources, internally generated funds from operations, proceeds from the sale of Three Rivers Hospital, debt reductions derived from its business strategy and a refinancing of the Company's outstanding debt will be sufficient to meet its current cash requirements and future identifiable needs. At this time, the Company has not entered into a definitive agreement to sell its Three Rivers Hospital and does not have any commitment to refinance its outstanding debt. Further, the Company believes that the resolution of the matter with the State of Louisiana will not have a material adverse effect on its liquidity.

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

                                    PART III


Item 10.    Directors and Executive Officers of the Registrant.

                  Information with respect to the Company's executive officers is contained in Part I under "Item 1. Business -- Executive Officers of the Registrant." The information required by this Item with respect to directors will be contained in the Company's definitive Proxy Statement ("Proxy Statement") for its 1996 Annual Meeting of Stockholders to be held on November 21, 1996 and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 1996.

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

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

            (a) Documents filed as Part of the Report:

                1.  Financial Statements

                    Information with respect to this Item is contained on Pages
                F-1 to F-26 of this Annual Report on Form 10-K.

                2.   Financial Statement Schedules

                     All   schedules   have  been   omitted   because  they  are
               inapplicable or the information is provided in the consolidated financial statements, including the notes thereto.

                3. Exhibits

                   Information  with  respect  to  this  Item is  contained  in the attached Index to Exhibits.

            (b) Reports on Form 8-K:

                There  were  no  reports on  Form 8-K filed by  the Company for the quarter ended June 30, 1996. On October 2, 1996, the Company filed a Current Report on Form 8-K relating to a proposed merger between the Company and Ramsay Managed Care, Inc.

            (c) Exhibits Required by Item 601 of Regulation S-K:

                Exhibits  required to be filed by the  Company  pursuant to Item
             601 of Regulation S-K are contained in Exhibits listed in response to Item 14(a)3, and are incorporated herein by reference. The agreements, management contracts and compensatory plans and arrangements required to be filed as an Exhibit to this Form 10-K are listed in Exhibits 4.4, 10.4, 10.58, 10.88, 10.93, 10.94,
             10.95, 10.96, 10.97 and 10.98.

                                POWER OF ATTORNEY

         The Registrant, and each person whose signature appears below, hereby appoints Bert G. Cibran and Thomas M. Haythe as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.

                                    RAMSAY HEALTH CARE, INC.


Dated:  10/7/96                     By /s/ Bert G. Cibran
                                       Bert G. Cibran
                                       President and Principal Executive Officer


Dated:  10/7/96                     By /s/ Carol C. Lang
                                       Carol C. Lang
                                       Principal Financial Officer


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Signature/Title


Dated:  10/8/96                     By /s/ Paul J. Ramsay
                                       Paul J. Ramsay
                                       Chairman of the Board and Director



Dated:  10/7/96                    By  /s/ Luis E. Lamela
                                       Luis E. Lamela
                                       Executive Vice Chairman of the Board and
                                       Director

                                 Signature/Title



Dated:  10/7/96                     By  /s/ Aaron Beam, Jr.
                                        Aaron Beam, Jr.
                                        Director




Dated:  10/7/96                     By  /s/ Peter J. Evans
                                        Peter J. Evans
                                        Director




Dated: __________________           By__________________________________________
                                        Robert E. Galloway
                                        Director




Dated:  10/7/96                     By  /s/ Thomas M. Haythe
                                        Thomas M. Haythe
                                        Director




Dated:  10/7/96                     By  /s/ Steven J. Shulman
                                        Steven J. Shulman
                                        Director




Dated:  10/8/96                     By  /s/ Michael S. Siddle
                                        Michael S. Siddle
                                        Director

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES


         The following consolidated financial statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 14(a)(1):

                                                                     Page
                                                                    Number

Report of Independent Auditors...........................             F-3
Consolidated Balance Sheets -- June 30, 1996 and 1995....             F-4
Consolidated Statements of Operations-- For the Years
     Ended June 30, 1996, 1995 and 1994..................             F-6
Consolidated Statements of Stockholders' Equity  -- For
     the Years Ended June 30, 1996, 1995 and 1994........             F-7
Consolidated Statements of Cash Flows -- For the Years
     Ended June 30, 1996, 1995 and 1994..................             F-8
Notes to Consolidated Financial Statements...............             F-9

         All schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes thereto.

                                       F1

                      [THIS PAGE INTENTIONALLY LEFT BLANK]



                                       F2

                         REPORT OF INDEPENDENT AUDITORS




Board of Directors and Stockholders
Ramsay Health Care, Inc.

         We have audited the accompanying consolidated balance sheets of Ramsay Health Care, Inc. and Subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ramsay Health Care, Inc. and Subsidiaries at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

         As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for the impairment of long-lived assets in 1995.

                                            ERNST & YOUNG LLP

New Orleans, Louisiana
October 8, 1996

                                       F3

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                                                June 30
                                                          1996         1995

ASSETS

Current assets
   Cash and cash equivalents ......................... $  7,605,000 $  9,044,000
   Patient accounts receivable, less allowances for
     doubtful accounts of $4,573,000 and $3,886,000
     at June 30, 1996 and 1995, respectively .........   23,410,000   21,564,000
   Amounts due from third-party contractual agencies . 6,479,000 5,956,000 Current portion of receivable from affiliated
     company .........................................    1,412,000      325,000
   Other receivables .................................    2,985,000    3,330,000
   Deferred income taxes .............................    1,398,000           --
   Other current assets ..............................    2,372,000    2,764,000
     Total current assets ............................   45,661,000   42,983,000



Other assets
   Cash held in trust ................................      745,000    1,778,000
   Cost in excess of net asset value of purchased
     businesses ......................................      591,000      663,000
   Unamortized preopening and loan costs .............    1,040,000    2,221,000
   Receivable from affiliated company, less current
     portion                                              6,795,000    7,170,000
   Deferred income taxes .............................   10,141,000    8,652,000
   Other noncurrent assets ...........................    1,392,000    2,301,000
                                                         20,704,000   22,785,000

Property and equipment
   Land ..............................................    5,025,000    5,383,000
   Buildings and improvements ........................   69,200,000   77,630,000
   Equipment, furniture and fixtures .................   20,325,000   19,611,000
                                                         94,550,000  102,624,000
   Less accumulated depreciation .....................   28,157,000   29,156,000
                                                         66,393,000   73,468,000

                                                      $ 132,758,000 $139,236,000






                 See notes to consolidated financial statements.



                                       F4

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                            June 30
                                                    1996               1995


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable........................ $    4,990,000     $    3,868,000
     Accrued salaries and wages..............      5,169,000          4,843,000
     Other accrued liabilities...............      4,412,000          1,347,000
     Amounts due to third-party
       contractual agencies..................      8,435,000          4,996,000
     Current portion of long-term debt.......     10,940,000          3,831,000
          Total current liabilities..........     33,946,000         18,885,000


Noncurrent liabilities
     Other accrued liabilities ..............      7,170,000         1,337,000
     Long-term debt, less current portion....     44,664,000        55,568,000
     Minority interests......................        925,000         1,667,000
          Total noncurrent liabilities.......     52,759,000        58,572,000



Stockholders' equity
     Class B convertible preferred stock,
       Series C, $1 par value--authorized
       152,321 shares; issued 142,486
       shares (liquidation value of
       $7,244,000) including accrued
       dividends of $91,000 .................        233,000           233,000
     Common stock, $.01 par value--
       authorized 20,000,000 shares;
       issued 8,605,108 shares at
       June 30, 1996 and 8,290,795
       shares at June 30, 1995...............         86,000             83,000
     Additional paid-in capital..............     99,899,000         99,147,000
     Retained earnings (deficit) ............    (50,266,000)       (33,785,000)
     Treasury stock--581,550 common
       shares at June 30, 1996
       and June 30, 1995, at cost............    ( 3,899,000)        (3,899,000)
          Total stockholders' equity.........     46,053,000         61,779,000



                                              $  132,758,000     $  139,236,000




                 See notes to consolidated financial statements.

                                       F5

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 Year Ended June 30
                                          1996         1995             1994

NET REVENUES ...................... $ 117,423,000  $ 136,418,000  $ 137,002,000
Expenses:
 Salaries, wages and benefits .....    66,259,000     72,061,000     64,805,000
 Other operating expenses .........    42,387,000     44,741,000     42,907,000
 Provision for doubtful accounts ..     5,805,000      5,086,000      5,846,000
 Depreciation and amortization ....     5,490,000      7,290,000      6,836,000
 Interest and other financing
   charges ........................     6,892,000      8,347,000      8,906,000
 Losses related to asset sales
  and closed businesses ...........     4,473,000      6,431,000        802,000
 Asset impairment charges .........     5,485,000     21,815,000             --

TOTAL EXPENSES ....................   136,791,000    165,771,000    130,102,000

INCOME (LOSS) BEFORE MINORITY
 INTERESTS, INCOME TAXES AND
 EXTRAORDINARY ITEM ...............   (19,368,000)   (29,353,000)     6,900,000
Minority interests ................          --          887,000      4,824,000

INCOME (LOSS) BEFORE INCOME
 TAXES AND EXTRAORDINARY ITEM .....   (19,368,000)   (30,240,000)     2,076,000

Provision (benefit) for income
 taxes ............................    (2,887,000)   (13,195,000)       599,000

INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM ...............   (16,481,000)   (17,045,000)     1,477,000
Extraordinary item:
 Loss from early extinguishment
 of debt, less applicable income
 tax benefit of $206,000 in 1995
 and $103,000 in 1994 .............          --         (257,000)      (155,000)

NET INCOME (LOSS) ................. $ (16,481,000) $ (17,302,000) $   1,322,000

Income (loss) per common and
 dilutive common equivalent
 share:
 Primary:
 Before extraordinary item ........ $       (2.12) $       (2.25) $        0.15
 Extraordinary item:
  Loss from early
  extinguishment of debt ..........          --            (0.03)         (0.01)

                                    $       (2.12) $       (2.28) $        0.14
 Fully diluted:
  Before extraordinary
   item ........................... $       (2.12) $       (2.24) $        0.15
  Extraordinary item:
   Loss from early
    extinguishment of debt ........          --            (0.03)         (0.01)

                                    $       (2.12) $       (2.27) $        0.14
Weighted average number of
 common and dilutive common
 equivalent shares
 outstanding:
 Primary ..........................     7,929,000      7,743,000      9,641,000
 Fully diluted ....................     7,929,000      7,794,000      9,679,000





                  See notes to consolidated financial statements.

                                       F6

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                       Class B
             Class A  Convertible
           Convertible Preferred         Additional    Retained
            Preferred   Stock   Common    Paid-In      Earnings       Treasury
              Stock   Series C  Stock     Capital      (Deficit)        Stock


BALANCE AT
JULY 1,
1993          $ 23,000 $142,000 $ 81,000 $ 99,847,000 $(17,805,000) $(2,291,000)

Exercise
 of stock
 options
 (112,834
 shares) ....      --        --    1,000      565,000           --           --
Dividends
 on
 Class B
 convertible
 preferred
 stock,
 Series C ...      --    91,000       --     (364,000)          --           --
Purchase of
 treasury
 stock
 (160,000
 shares) ....      --        --       --           --           --   (1,144,000)
Net income ..      --        --       --           --    1,322,000           --

BALANCE AT
JUNE 30,
1994 .......   23,000   233,000   82,000  100,048,000  (16,483,000)  (3,435,000)

Exercise of
 stock
 options
 (74,166
 shares) ....      --        --    1,000      378,000           --           --
Shares
 issued in
 connection
 with
 employee
 stock
 purchase
 plan
 (15,869
 shares) ....      --        --       --       89,000           --           --
Dividends on
 Class B
 convertible
 preferred
 stock,
 Series C ...      --        --       --     (364,000)          --           --
Purchase of
 treasury
 stock
 (99,800
 shares) ...       --        --       --           --           --     (464,000)
Redemption
 of Class A
 convertible
 preferred
 stock ...... (23,000)       --       --     (100,000)          --           --
Distribution
 of
 subsidiary
 to
 stockholders      --        --       --     (904,000)          --           --
Net loss ....      --        --       --           --  (17,302,000)          --

BALANCE AT
JUNE 30,
1995 ........      --   233,000   83,000   99,147,000  (33,785,000)  (3,899,000)


Exercise of
 stock
 options
 (3,000
 shares) ....      --        --       --       10,000           --           --
Shares issued
 in
 connection
 with
 employee
 stock
 purchase
 plan
 (21,760
 shares) ...       --        --       --       70,000           --           --
Other shares
 issued
 (289,553
 shares) ....      --        --    3,000    1,034,000           --           --
Dividends on
 Class B
 convertible
 preferred
 stock,
 Series C ...      --        --       --     (362,000)          --           --
Net loss ....      --        --       --           --  (16,481,000)          --

BALANCE AT
JUNE 30,
1996 ........    $ --  $233,000  $86,000 $ 99,899,000 $(50,266,000) $(3,899,000)




































                 See notes to consolidated financial statements.

                                       F7

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Year Ended June 30
                                     1996                1995              1994
Cash flows from
 operating activities
Net income (loss) .............    $(16,481,000)   $(17,302,000     $ 1,322,000
Adjustments to
 reconcile net income
 (loss) to net cash
 provided by operating
 activities:
   Depreciation and
    amortization ..............       6,003,000       8,074,000       7,638,000
   Asset impairment
    charges ...................       5,485,000      21,815,000              --
   Loss on early
    extinguishment of
    debt ......................              --         463,000         258,000
   Write-off of
    development and
    other costs ...............         381,000         716,000              --
   Loss on disposal
    of assets .................              --       5,096,000         722,000
   Deferred income tax
    benefit ...................      (2,887,000)    (13,584,000)     (1,188,000)
   Provision for
    doubtful accounts .........       5,805,000       5,086,000       5,846,000
   Management and
    director fees paid
    in common stock ...........         600,000              --              --
   Minority interests .........              --         887,000       4,824,000
   Cash flows from
    (increase) decrease
    in operating assets:
     Patient accounts
      receivable ..............      (7,651,000)     (4,410,000)     (2,169,000)
     Other current
      assets ..................      (1,632,000)       (522,000)     (2,071,000)
     Other noncurrent
      assets ..................         225,000         616,000        (554,000)
   Cash flows from
    increase (decrease)
    in operating
    liabilities:
     Accounts payable .........       1,105,000       2,466,000      (2,484,000)
     Accrued salaries,
      wages and other
      liabilities .............       9,202,000        (749,000)      2,072,000
     Amounts due to
      third-party
      contractual
      agencies ................       3,439,000         267,000      (1,385,000)
       Total
        adjustments ...........      20,075,000      26,221,000      11,509,000
          Net cash
           provided by
           operating
           activities ...........     3,594,000       8,919,000      12,831,000
Cash flows from
 investing activities
   Proceeds from sales
    of assets ...................            --         970,000      16,422,000
   Acquisitions of
    businesses ..................            --              --      (6,022,000)
   Expenditures for
    property and
    equipment ...................    (1,467,000)     (2,726,000)     (5,070,000)
   Development project
    costs .......................            --      (2,124,000)       (388,000)
   Preopening costs .............            --        (329,000)     (2,195,000)
   Restricted cash
    (reserved) used for
    debt payments ...............            --       5,311,000      (5,311,000)
   Cash held in trust ...........     1,033,000        (974,000)        806,000
          Net cash
           provided by
           (used in)
           investing
           activities ...........      (434,000)        128,000      (1,758,000)
Cash flows from
 financing activities
   Loan costs ...................      (217,000)       (290,000)       (222,000)
   Proceeds from
    sale/leaseback of
    facilities and
    equipment ...................            --      12,015,000              --
   Distributions to
    minority interests ..........      (742,000)     (2,466,000)     (2,741,000)
   Proceeds from
    working capital
    facility ....................            --       2,500,000              --
   Proceeds from
    private placement
    of shares of
    subsidiary ..................            --       3,320,000              --
   Reduction in cash
    due to distribution
    of subsidiary ...............            --      (1,427,000)             --
   Payment of costs
    related to
    distribution of
    subsidiary ..................            --      (1,696,000)             --
   Net proceeds from
    exercise of options
    and stock purchases .........       517,000         468,000         566,000
   Payments on debt .............    (3,795,000)    (17,683,000)    (11,734,000)
   Payment of preferred
    stock dividends .............      (362,000)       (364,000)       (273,000)
   Cancellation of
    Class A preferred
     stock ......................            --        (123,000)             --
   Purchase of treasury
     stock ......................            --        (464,000)     (1,144,000)
          Net cash used
           in financing
           activities ...........    (4,599,000)     (6,210,000)    (15,548,000)
Net increase (decrease)
 in cash and cash
 equivalents ....................    (1,439,000)      2,837,000      (4,475,000)
Cash and cash
 equivalents at
 beginning of year ..............     9,044,000       6,207,000      10,682,000
Cash and cash
 equivalents at
 end of year ....................   $ 7,605,000    $  9,044,000    $  6,207,000





                 See notes to consolidated financial statements.

                                       F8

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of Ramsay Health Care, Inc. and its majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Industry

     The Company is a provider of a full continuum of behavioral health services. It offers patient care through integrated networks of mental health delivery systems in eleven states, principally in the southeast and southwest, built around 15 inpatient hospitals with 1,369 licensed beds (including 77 medical subacute beds), outpatient centers and management contracts. Nine of the Company's facilities also provide less intensive residential treatment services. During fiscal years 1995 and 1994, the Company operated a managed mental health business through a subsidiary, the stock of which was distributed in the form of a dividend to the Company's stockholders in April 1995. See Note 2.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. See Notes 4, 9 and 11.

Reclassifications

     Certain amounts in the fiscal 1995 and 1994 financial statements have been reclassified to conform with the fiscal 1996 presentation.

Cash Equivalents

     Cash  equivalents  include  short-term,   highly  liquid   interest-bearing
investments consisting primarily of certificates of deposit, commercial paper, money market mutual funds and demand revenue bonds.

Cash Held in Trust

     Cash held in trust is revocable by the Company under certain circumstances and includes cash and short-term investments set aside for the payment of losses in connection with the Company's self-insurance program for hospital professional and general liability claims.


                                       F9

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Intangible Assets and Deferred Costs

     Cost in excess of net asset value of purchased businesses is amortized on a straight- line basis over 40 years. The carrying value of cost in excess of net asset value of purchased businesses is reviewed by Company management if the facts and circumstances suggest that it may be impaired. If this review indicates that these costs will not be recoverable, as determined based on the undiscounted cash flows of the entity over the remaining amortization period, the Company's carrying value of these costs is reduced by the estimated shortfall of cash flows.

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

     Accumulated amortization of the Company's intangible assets and deferred costs as of June 30, 1996 and 1995 was $6,880,000 and $7,544,000, respectively.

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

Medicare, Medicaid and Other Contracted Reimbursement Programs

     Net revenues include estimated reimbursable amounts from Medicare, Medicaid and other contracted reimbursement programs. Amounts received by the Company for treatment of patients covered by such programs, which may be based on the cost of services provided or predetermined rates, are generally less than the established billing rates of the Company's hospitals. Final determination of

                                       F10

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

amounts earned under contracted reimbursement programs is subject to review and audit by the appropriate agencies. Differences between amounts recorded as estimated settlements and the audited amounts are reflected as adjustments to net revenues in the period the final determination is made. See Note 11.

Professional and General Liability Insurance

     The Company maintains a self-insurance program for its hospital professional and general liability insurance. The Company and its facilities are insured for professional and general liability in the aggregate amount of $25 million with self-insured retentions of $500,000 per claim and $1,500,000 aggregate per year. The Company records the liability for uninsured professional and general liability losses related to asserted and unasserted claims arising from reported and unreported incidents based on independent valuations which consider claim development factors, the specific nature of the facts and circumstances giving rise to each reported incident and the Company's history with respect to similar claims. The development factors are based on a blending of the Company's actual experience with industry standards.

Income Taxes

     Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Minority Interests

     The equity of minority partners in subsidiaries is reported on the balance sheet as minority interests. Minority interests reflect changes for the respective share of income of the subsidiaries attributable to the minority partners, the effect of which is also reflected in the results of operations of the Company, and for distributions made to the minority partners.

Earnings Per Share

     Primary earnings per share are calculated by dividing income before extraordinary items and net income by the weighted average number of common and dilutive common equivalent shares outstanding during each period. The Company's common stock equivalents include Class A convertible preferred stock (which was redeemed by the Company in June 1995), Class B convertible preferred stock, Series C and stock options and warrants to purchase Common Stock. Fully diluted earnings per share are calculated as if all conversions and exercises had occurred at the beginning of the year.

                                       F11

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


Stock Options

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

2.  Transactions with Affiliated Companies

     In October 1993, the Company, through its subsidiary Ramsay Managed Care, Inc. ("RMCI"), entered the managed mental health business through an acquisition of Florida Psychiatric Management, Inc. The managed care division expanded in June 1994 with the acquisition of a Phoenix, Arizona-based managed mental health business and, in fiscal 1995, through the award of contracts in Hawaii and West Virginia. On April 24, 1995, the Company distributed the stock of RMCI held by it to the holders of record on April 21, 1995 of the Company's Common and Preferred Stock. Subsequent to this distribution, which was recorded at net book value, RMCI ceased being a subsidiary of the Company.

      The distribution of RMCI reduced additional paid-in capital of the Company by $904,000. In addition, costs related to the distribution of RMCI, which included accounting, legal, printing, investment banking and distribution agent fees and expenses, were charged to the operations of RMCI (and not the Company) effective on the date of the distribution and costs related to a private placement and rights offering by RMCI were deducted from additional paid-in capital of RMCI (and not the Company) on the effective date of the distribution.

      RMCI is governed by a Board of Directors which is substantially the same as the Company's Board of Directors. At June 30, 1996, total net cash advances made by the Company to or on behalf of RMCI, including for purposes of partially funding acquisitions and for working capital and other corporate purposes, totalled $8,207,000. Of this amount, $6,000,000 is represented by an unsecured, interest-bearing (8%), subordinated promissory note due from RMCI and issued on October 25, 1994. The remaining amount, which is also unsecured, includes $360,000 of accrued interest on the promissory note since October 1, 1995 and $1,847,000 (of which approximately $1,600,000 was outstanding on the distribution date) of additional amounts paid by RHCI on behalf of RMCI or charges by RHCI to RMCI for certain administrative services. Of the $6,000,000 due on the promissory note, approximately $1,412,000 is due on or before June 30, 1997 and the remainder is payable in 13 quarterly installments of approximately $353,000, beginning September 30, 1997. RHCI has agreed that the payment of interest on the promissory note for the period October 1, 1995 through June 30, 1996, as well as the $1,847,000 of additional amounts owed, will not be required until after July 1, 1997, all on terms and conditions to be mutually agreed to by RHCI and RMCI. During fiscal 1996 and 1995, total income

                                       F12

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

recorded on amounts advanced to RMCI were approximately $600,000 and $110,000, respectively.

     On October 1, 1996, the Company and RMCI entered into an agreement and plan of merger providing for the acquisition of RMCI by the Company. Upon consummation of the merger, in exchange for all of the outstanding shares of common and preferred stock of RMCI, the Company will issue approximately 2,130,000 shares of Common Stock and 100,000 shares of Class B Preferred Stock, Series 1996, which will be convertible into 1,000,000 shares of Common Stock of the Company. In addition, following the merger, all amounts owed by RMCI to the Company will become an intercompany payable and receivable between RMCI and RHCI, respectively. The merger is subject to approval by the shareholders of each company, the receipt of lender, governmental and other consents and the declaration of effectiveness by the Securities and Exchange Commission of a registration statement to be filed by the Company. Subject to the satisfaction of these conditions, it is expected that the merger will be consummated in March, 1997.

      At June 30, 1996, Ramsay Holdings HSA Limited owns approximately 17.5% of the outstanding Common Stock of the Company and 50% of the outstanding Class B Preferred Stock, Series C of the Company. Paul Ramsay Holdings Pty. Limited ("Pty. Limited") owns approximately 3.4% of the outstanding Common Stock of the Company and the remaining 50% of the outstanding Class B Preferred Stock, Series C.

      In October 1995 and August 1996, Pty. Limited, a corporate affiliate of Paul J. Ramsay, the Chairman of the Board of the Company, acquired through private placements 275,863 shares and 275,546 shares, respectively, of Common Stock of the Company at a price of $3.625 and $2.75 per share, respectively. Of the total shares acquired in October 1995, 121,363 were issued for cash and 154,500 were issued for management fees due during the remainder of fiscal 1996 under the Company's management agreement with another corporate affiliate (the "Management Fee Affiliate") of Mr. Ramsay. The shares acquired in August 1996 were issued for management fees due under the management agreement during fiscal 1997. With the issuance of the additional shares, the voting interest in the Company held by Mr. Ramsay increased to approximately 34.8%.

      On September 10, 1996, the Company entered into a letter agreement with the Management Fee Affiliate and Pty. Limited which terminates the management agreement effective July 1, 1997. In consideration for this termination, the Company issued warrants to Pty. Limited to purchase 250,000 shares of Common Stock at an exercise price of $2.63 per share. These warrants are fully exercisable as of September 10, 1996 and expire on September 10, 2006.


                                       F13

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

      During the years ended June 30, 1996, 1995 and 1994, pursuant to the management agreement, the Company incurred management fee expenses of $737,000, $716,000 and $698,000, respectively.

3.  Impairment of Assets

      In the fourth quarter of fiscal 1995, the Company elected to adopt early the provisions of FASB Statement Number 121 (the "Statement"). The Statement requires that a new cost basis be established for impaired assets (within the meaning of the Statement) based on the fair value of the assets as of the date the assets are determined to be impaired, and that previously recorded accumulated depreciation related to the impaired assets be eliminated.

      As required by the Statement, the Company periodically reviews the long-lived assets (land, buildings, fixed equipment and related cost in excess of net asset value of purchased businesses) of each of its inpatient facilities to determine if the carrying value of these assets is recoverable, based on the future cash flows expected from the assets. Based on this review, the Company determined that the carrying value of certain long-lived assets was impaired (within the meaning of the Statement) at June 30, 1996 and 1995. The amount of the impairment, calculated as the excess of carrying value of the long-lived assets over the fair value of the assets (estimated using discounted future cash flows expected from the assets), totalled approximately $4,000,000 ($3,400,000 after tax) and $20,300,000 ($11,400,000 after tax) at June 30, 1996 and 1995, respectively. In accordance with the Statement, the facilities' carrying amount of cost in excess of net asset value of purchased businesses, totalling $3,800,000 in 1995 (zero in 1996), was written off prior to recording an impairment to the carrying amount of property and equipment.

      In 1996 and in 1995, the Company recorded additional asset impairment charges totalling approximately $1,500,000 related to its investments in other healthcare enterprises. The amount of the impairment charges was based on an assessment of the future expected cash flows to be realized by the Company from these enterprises.

4.  Losses Related to Asset Sales and Closed Businesses

      Primarily in the fourth quarter of fiscal 1996, the Company recorded losses totalling approximately $4,500,000 related to additional asset write-downs, cost report settlements and other adjustments related to businesses which closed at various times prior to fiscal 1996, a reserve for disproportionate share payments which the State of Louisiana has contended were improperly paid to two of the Company's Louisiana facilities in fiscal 1995 and 1994, and lease commitments and other costs incurred in connection with the Company's decision to relocate its corporate headquarters.


                                       F14

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

      During fiscal 1996, the State of Louisiana requested repayment of disproportionate share payments received by two of the Company's Louisiana facilities in fiscal years 1995 and 1994 totalling approximately $5,000,000. The repayment requests related to a) alleged overpayments made to Three Rivers Hospital because the State believed Three Rivers' actual annual inpatient volume was less than its projection of annual inpatient volume made at the beginning of its 1994 cost reporting year and b) alleged improper teaching hospital payments made to Three Rivers Hospital and Bayou Oaks Hospital because the State believed these facilities were not qualifying teaching hospitals at the time these payments were made. The Company believes that certain of the calculations which support the State's calculation of annual inpatient volume in 1994 are in error and that other relevant factors affecting the State's calculation have not been considered. Further, the Company believes that, based on its understanding of the rules and regulations in place at the time the teaching hospital payments were made, payments received as a result of the teaching classification were appropriate.

      On the basis of discussions to date between the Company and the State, the Company believes that this matter may be settled for an amount significantly less than the State's initial requests. Any settlement of this matter will be contingent upon the execution of settlement documentation, the terms of which have not been agreed upon. Further, there can be no assurance that the Company and the State will agree on a settlement amount or the terms and conditions of settlement documentation. The Company intends to vigorously contest any position by the State of Louisiana which the Company considers adverse and believes that adequate provision has been made at June 30, 1996 for the estimated amount which might be recovered from the Company as a result of this matter.

      During the third quarter of fiscal 1995, the Company recorded a $3,600,000 loss in connection with the sale and leaseback of two inpatient facilities and a $400,000 loss in connection with the sale of real estate. In addition, the Company closed certain outpatient operations during fiscal 1995, incurred additional losses in 1995 on outpatient operations closed in fiscal 1994, and closed Three Rivers Hospital on June 30, 1995. Losses recorded in 1995 as a result of these closures totalled approximately $1,500,000.

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







                                       F15

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

5. Long-Term Debt

   The Company's long-term debt is as follows:

                                                   June 30
                                           1996               1995
11.6% senior secured notes
  due in semi-annual
  installments through
March 31, 2000 ...................    $ 34,169,000          $ 34,169,000
Variable rate revenue
  bonds through 2015 ..............     19,400,000            20,200,000
15.6% subordinated secured
  notes due in semi-annual
  installments through
  March 31, 2000 ..................      1,846,000             2,308,000
Capital lease obligation ..........             --               919,000
Working capital facility ..........             --             1,500,000
Other .............................        189,000               303,000
                                        55,604,000            59,399,000
Less amounts due within
 one year .........................     10,940,000             3,831,000
                                      $ 44,664,000          $ 55,568,000

      The aggregate scheduled maturities of long-term debt during the five years subsequent to June 30, 1996 are as follows: 1997 -- $10,940,000; 1998 --
$8,260,000; 1999 -- $10,343,000; 2000 -- $12,462,000; and 2001 -- $800,000.

      The Company has pledged substantially all of its real property as collateral on the Company's long-term debt.

      In 1984 and 1985, the Company entered into loan agreements with various state and local governmental agencies for the purpose of financing or providing reimbursement for the construction costs of certain of the Company's psychiatric hospitals. Each state governmental agency funded its loan with proceeds of tax-exempt variable rate demand revenue bonds in the same amount as its loan. These loans, which generally have a term of 30 years, have an outstanding balance at June 30, 1996 of $19,400,000. The interest rates on the loans are the same as the applicable revenue bonds and ranged from 3.4% to 6.6% at June 30, 1996. The Company is required to maintain an irrevocable standby letter of credit for each bond in an amount equal to the total principal payments due under the bond, plus approximately one quarter's interest. Such letters of credit are provided in a credit facility with a group of banks finalized in May 1993 (the "1993 Credit Facility").

      The 1993 Credit Facility originally included approximately $27,500,000 in letters of credit and $4,000,000 in a working capital facility. Due to principal payments and the redemption of the variable rate revenue bonds associated with the sale of a facility in 1994, the letters of credit outstanding at June 30, 1996 totalled $20,300,000. In addition, the Company fully paid down and terminated its working capital facility with its bank group in December 1995.


                                       F16

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

      In September 1995, and again in August 1996, the Company and banks supporting the 1993 Credit Facility agreed to terms which extended its expiration date from May 15, 1996 to February 15, 1997 and from February 15, 1997 to August 15, 1997, respectively. In connection with the initial extension, the Company agreed to reduce the bank group's exposure under the 1993 Credit Facility by an additional $3 million on or before July 1, 1996. This requirement was extended by the bank group to December 31, 1996 as part of the August 1996 extension.

      On April 30, 1990, the Company entered into credit facilities (the "1990 Credit Facilities") with a group of insurance companies and banks. The 1990 Credit Facilities included $56,500,000 in senior secured notes and $3,000,000 in subordinated secured notes. The senior secured notes bear interest at 11.6% and require a principal payment of $3,093,250 on September 30, 1996, semi-annual principal payments of $3,531,250 from March 31, 1997 through September 30, 1998 and semi-annual principal payments of $5,650,000 from March 31, 1999 through March 31, 2000. The subordinated secured notes bear interest at 15.6% and are due in semi-annual installments of $230,769 that began on March 31, 1994 and end on March 31, 2000. In connection with a $7,500,000 prepayment of principal on the senior secured notes in May 1995, the Company wrote down a proportionate amount of unamortized loan costs related to the senior secured notes, totalling $229,000, and incurred a yield maintenance charge from the holders of the senior secured notes, totalling $234,000. These amounts, net of an applicable income tax benefit of $206,000, are reported as a loss from early extinguishment of debt in the 1995 statement of operations.

      Under the 1993 and 1990 Credit Facilities, the Company is required to meet certain covenants, including: (1) the maintenance of a minimum level of consolidated tangible net worth; (2) the maintenance of a working capital ratio; and (3) the maintenance of certain fixed charge coverage and debt service ratios. From time to time, the lenders under the 1993 and 1990 Credit Facilities have agreed to waive or otherwise adjust certain of these ratios and levels. In connection with these waivers and adjustments, the Company pays additional fees and expenses. Further, as part of the waivers and adjustments obtained as of June 30, 1996, the Company agreed to provide its Hillcrest Hospital facility and related assets as additional collateral to the lenders and agreed not to pay future cash dividends in respect of its Class B Preferred Stock, Series C.

6.  Operating Leases

      In April 1995, the Company sold and leased back the land, buildings and fixed equipment of two of its inpatient facilities. The leases have a primary term of 15 years (with three successive renewal options of 5 years each) and currently require aggregate annual minimum rentals of $1.58 million, payable monthly. Effective April 1 of each year, the lease payments are subject to any upward adjustment (not to exceed 3% annually) in the consumer price index over the preceding twelve months. Effective April 1995, the Company agreed to lease an 80-bed facility near Salt Lake City, Utah for four years, with an option to renew for an additional three years. The lease requires annual base rental payments of $456,000, payable monthly, and percentage rental payments equal to 2% of the net revenues of the facility, payable quarterly. The Company leases office space for various other purposes over terms ranging from one to five years. Rent expense related to noncancellable operating leases amounted to


                                      F17

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


$3,269,000,  $2,718,000 and  $2,052,000 for the years ended June 30, 1996,  1995 and 1994, respectively.

      Future minimum lease payments required under noncancellable operating leases as of June 30, 1996 are as follows: 1997--$2,993,000; 1998--$2,699,000;
1999--$2,464,000;       2000--      $1,783,000;       2001--$1,770,000;      and
thereafter--$14,520,000.

7.  Stockholders' Equity

      The Certificate of Incorporation of the Company, as amended, authorizes the issuance of 20,000,000 shares of Common Stock, $.01 par value, 800,000 shares of Class A Preferred Stock, $1.00 par value, and 1,000,000 shares of Class B Preferred Stock, $1.00 par value, of which 333,333 shares have been designated as Class B Preferred Stock, Series 1987, $1.00 par value, and 152,321 shares have been designated as Class B Preferred Stock, Series C, $1.00 par value ("Series C Preferred Stock").

      Outstanding capital stock at June 30, 1996 included 8,605,108 shares of Common Stock, of which 581,550 shares are held in treasury, and 142,486 shares of Series C Preferred Stock. The shares of Series C Preferred Stock were issued in June 1993 in connection with a recapitalization of the interests of Paul J. Ramsay, the Company's chairman. The shares are entitled to cumulative dividends at a rate of 5% per annum, payable quarterly in arrears, and to a liquidation preference of $50.84 per share under certain circumstances. The shares are convertible into that number of fully paid and nonassessable shares of Common Stock that results from dividing the conversion price in effect at conversion into $50.84 and multiplying the quotient obtained by the number of shares of Series C Preferred Stock being converted. The current conversion price is $5.084 per share. Each share of Series C Preferred Stock is entitled to ten (10) votes on all matters put to a vote of the shareholders of the Company and otherwise has voting rights and powers equal to the voting rights and powers of the Common Stock.

      The Board of Directors has adopted a Stockholders Rights Plan, under which the Company distributed a dividend of one common share purchase right for each outstanding share of the Company's Common Stock (calculated as if all outstanding shares of Series C Preferred Stock were converted into shares of Common Stock). Each right becomes exercisable upon the occurrence of certain events for a number of shares of the Company's Common Stock having a market price totalling $24 (subject to certain anti-dilution adjustments which may occur in the future). The rights currently are not exercisable and will be exercisable only if a new person acquires 20% or more of the Company's Common Stock or announces a tender offer resulting in ownership of 20% or more of the Company's Common Stock. The rights, which expire on August 14, 2005, are redeemable in whole or in part at the Company's option at any time before a 20% or greater position has been acquired, for a price of $.01 per right.


                                       F18

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

      The Company's credit documents governing its credit facilities include provisions which prohibit the payment of dividends unless the sum of (i) all dividends, redemptions and all other distributions in respect of its capital stock and (ii) all restricted investments (as defined) during the applicable fiscal year would not exceed an amount equal to 50% of the consolidated net income of the Company for the immediately preceding fiscal year and provided that, at the time of such dividend and after giving effect thereto, certain specified financial ratio covenants would not be violated and no other default or event of default would occur. Further, in connection with waivers received from the Company's lenders under the 1993 and 1990 Credit Facilities as of June 30, 1996, the Company agreed not to pay future cash dividends in respect of its Series C Preferred Stock. Prior to this time, the Company's credit facilities permitted the payment of regular fixed dividends on the Series C Preferred Stock, provided that such dividends did not exceed $387,200 in each 12-month period and provided that no event of default existed or occurred as a result of such payment.

8.  Options and Warrants

      The Company's stock option plans provide for options to various key employees and non-employee directors to purchase shares of Common Stock at no less than the fair market value of the stock on the date of grant. Options granted become exercisable in varying increments including (a) 100% one year after the date of grant, (b) 50% each year beginning one year after the date of grant and (c) 33% each year beginning on the date of grant. Options issued to employees and directors are subject to anti-dilution adjustments and generally expire the earlier of 10 years after the date of grant or 60 days after the employee's termination date or the director's resignation date. At June 30, 1996, the weighted average remaining life of all outstanding options was seven years.

      During 1996, in connection with a repricing opportunity authorized by the Company's Board of Directors on November 10, 1995, approximately 1,500,000 of options were voluntarily repriced by the optionholders. Under the repricing opportunity, the exercise prices of the holders' outstanding options were reduced to $2.50 per share, the closing price for the Common Stock on the NASDAQ National Market System on November 10, 1995. The repriced options are not exercisable until the closing price for the Common Stock, as quoted on the NASDAQ National Market System, equals or exceeds $7.00 per share for at least 15 trading days, which need not be consecutive, subsequent to November 10, 1995. The closing price for the Company's Common Stock has not exceeded $7.00 per share since November 10, 1995 and, therefore, none of the repriced options were exercisable at June 30, 1996.














                                       F19

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

      At June 30, 1996, there were no shares available for grant under the 1990 Stock Option Plan and 79,057, 64,802 and 178,142 shares available for grant under the 1991, 1993 and 1995 Stock Option Plans, respectively. The table below summarizes the activity in the plans in fiscal years 1996, 1995 and 1994.

                                  1990 Plan                   1991 Plan

                             Number      Price Range     Number    Price Range
                            of Options    Per Share    of Options   Per Share

Outstanding,
July 1, 1993 .........      332,001           $5.00    1,061,501    $5.00-$6.25
Granted ..............           --              --      173,000    $6.88-$7.88
Canceled .............           --              --      (33,991)   $5.00-$7.88
Exercised ............      (38,332)          $5.00      (74,502)   $5.00-$5.31

Outstanding,
 June 30, 1994 .......      293,669           $5.00    1,126,008    $5.00-$7.88
Granted ..............           --              --           --             --
Canceled .............      (52,013)          $4.01      (66,885)   $4.25-$7.88
Exercised ............      (31,999)          $5.00      (42,167)   $5.00-$5.31
Effect of
 Distribution
 of Subsidiary .......       64,972                      266,924

Outstanding,
 June 30, 1995 .......      274,629     $4.01-$5.00    1,283,880    $3.75-$6.31
Granted ..............           --                                          --
Canceled/expired           (110,885)          $4.01      (39,736)   $4.01-$6.31
Exercised ............           --                                          --

Outstanding,
 June 30, 1996 .......      163,744     $2.50-$4.01    1,244,144    $2.50-$6.31

Exercisable,
 June 30, 1996 .......       63,252                      166,961

Exercisable,
 June 30, 1995 .......      274,629                      909,390

Exercisable,
 June 30, 1994 .......      293,669                      982,669

                                  1993 Plan                   1995 Plan

                             Number      Price Range     Number    Price Range
                            of Options    Per Share    of Options   Per Share

Outstanding,
 July 1, 1993 ........           --              --           --             --
Granted ..............      271,500     $6.88-$7.88           --             --
Canceled .............      (15,505)          $7.88           --
Exercised ............           --              --           --             --

Outstanding,
 June 30, 1994 .......      255,995     $6.88-$7.88           --             --
Granted ..............       65,000     $3.75-$6.63           --             --
Canceled .............     (101,037)    $5.51-$7.88           --             --
Exercised ............           --              --           --             --
Effect of
 Distribution
 of Subsidiary .......       46,930                           --             --

Outstanding,
 June 30, 1995 .......      266,888     $3.75-$6.31           --             --
Granted ..............      108,750           $3.38      321,858    $2.50-$4.01
Canceled .............      (49,756)    $2.50-$6.31           --             --
Exercised ............       (3,000)          $3.38           --             --

Outstanding,
 June 30, 1996 .......      322,882     $2.50-$6.31      321,858    $2.50-$4.01

Exercisable,
 June 30, 1996 .......       67,774                        4,161

Exercisable,
 June 30, 1995 .......      210,669                           --

Exercisable,
 June 30, 1994 .......        9,999                           N/A

                                       F20

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

            On September 10, 1996, the Company entered into an Exchange Agreement with a corporate affiliate of Paul J. Ramsay whereby Mr. Ramsay exchanged 476,070 options with an exercise price of $2.50 per share (pursuant to the repricing opportunity discussed above), for warrants to purchase an aggregate of 500,000 shares for Common Stock at $2.75 per share. The warrants, which expire in June 2003, are not exercisable until the closing price for the Common Stock, as quoted on the NASDAQ National Market System, equals or exceeds $7.00 per share for at least 15 trading days, which need not be consecutive, subsequent to September 10, 1996. Most of the options exchanged were originally granted under the 1991 Plan.

            As part of the 1990 Credit Facilities, the Company issued warrants to Aetna Life Insurance Company and Monumental Life Insurance Company to purchase an aggregate of 113,301 shares of the Company's Common Stock at $9.61 per share. As a result of anti-dilution adjustments, at June 30, 1996, the purchase price is $6.43 per share and a total of 139,597 warrants are outstanding. These warrants are exercisable on or before March 31, 2000.

9.  Income Taxes

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                              June 30
                                                         1996          1995
Deferred tax liabilities:
   Book basis of fixed assets over tax basis .......   $ 2,710,000   $ 4,023,000
   Change in tax accounting methods ................            --       685,000
   Economic performance ............................       237,000       316,000
      Total deferred tax liabilities ...............     2,947,000     5,024,000
Deferred tax assets:
   Allowance for doubtful accounts .................     1,211,000       609,000
   General and professional liability insurance ....       899,000       635,000
   Accrued employee benefits .......................       374,000       417,000
   Investment in nonconsolidated subsidiaries ......     1,644,000     1,401,000
   Impairment of investment ........................       677,000       568,000
   Other accrued liabilities .......................     2,280,000            --
   Other ...........................................     1,307,000       356,000
   Net operating loss carryovers ...................     8,962,000     8,146,000
   Alternative minimum tax credit carryovers .......     1,544,000     1,544,000
      Total deferred tax assets ....................    18,898,000    13,676,000
   Valuation allowance for deferred tax assets .....    (4,412,000)           --
      Deferred tax assets, net of valuation allowance   14,486,000    13,676,000
      Net deferred tax assets ......................   $11,539,000   $ 8,652,000


                                       F21

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

       The provision (benefit) for income taxes consists of the following:

                                               Year Ended June 30
                                       1996             1995           1994

Income taxes currently payable:
   Federal ..........            $         --      $         --    $    810,000
   State ............                      --           183,000         874,000

Deferred income taxes:
   Federal ..........              (2,577,000)      (12,154,000)     (1,196,000)
   State ............                (310,000)       (1,430,000)          8,000
                                 $ (2,887,000)     $(13,401,000)   $    496,000

           The  provision   (benefit)  for  income  taxes  is  reported  in  the
consolidated statements of operations as follows:

                                               Year Ended June 30
                                       1996             1995           1994

Provision (benefit) for income
  taxes......                    $ (2,887,000)     $(13,195,000)   $    599,000
Income tax benefit from loss
  on early extinguishment
  of debt.................                 --          (206,000)       (103,000)
                                 $ (2,887,000)     $(13,401,000)   $    496,000

           The provision (benefit) for income taxes included in the consolidated statements of operations differs from the amounts computed by applying the statutory rate to income (loss) before income taxes, as follows:

                                               Year Ended June 30
                                       1996        1995            1994

Income (loss) before income
  taxes,extraordinary items
  and cumulative effect of
  accounting change............  $(19,368,000)     $(30,240,000)   $  2,076,000
Federal statutory income tax
  rate.........                            34%               34%             34%
                                   (6,585,000)      (10,282,000)        706,000
Benefit of net operating loss
  recognized                              ---        (2,503,000)       (921,000)
Increase in valuation allowance     4,412,000               ---             ---
Write-off of cost in excess of
  net asset value of purchased
  businesses..........                    ---           956,000             ---
Income tax benefit from loss
  on early extinguishment of
  debt ................                   ---          (206,000)       (103,000)
State income taxes.............      (310,000)       (1,247,000)        882,000
Other..........................      (404,000)         (119,000)        (68,000)
                                 $ (2,887,000)     $(13,401,000)   $    496,000

            The  Company  has  net  deferred  tax  assets  of  $11,539,000   and
$8,652,000 at June 30, 1996 and 1995, respectively. In evaluating the realizability of its deferred tax assets and the need for a valuation allowance, management has considered the effects of implementing tax planning strategies, consisting of the sales of certain appreciated property. The Company's valuation

                                       F22

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

allowance related to deferred tax assets was increased from zero at June 30, 1995 to $4,412,000 at June 30, 1996, based on increases in the Company's deferred tax assets which are not considered realizable given the estimated effects of management's tax planning strategies.

      At June 30, 1996, net operating loss carryovers of approximately $23,600,000 (of which $17,600,000 expires from 2000 to 2003, $3,800,000 expires in 2010 and $2,200,000 expires in 2011) and alternative minimum tax credit carryovers of approximately $1,500,000 are available to reduce future federal income taxes, subject to certain annual limitations.

10.  Fair Values of Financial Instruments

           The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments:

Cash and cash equivalents and cash held in trust: The carrying amount reported in the balance sheet for cash and cash equivalents and cash held in trust approximates its fair value.

Receivable from affiliated company: It was not practicable to estimate the fair value of the receivable from affiliated company as the borrowing rate of the affiliate was not determinable. Management believes this receivable is not impaired at June 30, 1996 and 1995.

Debt: The fair value of the Company's senior secured and subordinated secured notes is estimated using discounted cash flow analyses, based on the Company's estimated current incremental borrowing rate for similar types of borrowing arrangements. The carrying amounts of all other debt instruments approximate estimated fair value.

           The carrying amounts and estimated fair values of the Company's financial instruments at June 30, 1996 and 1995 are as follows:

                                      1996                       1995

                             Carrying       Fair        Carrying        Fair
                              Amount        Value        Amount         Value

Cash and cash
 equivalents ...........   $ 7,605,000   $ 7,605,000   $ 9,044,000   $ 9,044,000
Cash held in trust .....       745,000       745,000     1,778,000     1,778,000
Receivable from
 affiliated company ....     8,207,000   (see above)     7,495,000   (see above)
Debt:
   Senior and
    subordinated
    notes ..............    36,015,000    36,904,000    36,477,000    38,226,000
   Other ...............    19,589,000    19,589,000    22,922,000    22,922,000

11.  Reimbursement from Third-Party Contractual Agencies

           The Company records amounts due to or from third-party contractual agencies based on its best estimates of amounts to be ultimately received or paid under cost reports filed with the appropriate intermediaries. Final determination of amounts earned under contractual reimbursement programs is subject to review and audit by these intermediaries. Differences between amounts recorded as estimated settlements and the audited amounts are reflected as

                                       F23

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

adjustments to net revenues in the period the final determination is made. During the years ended June 30, 1995 and 1994, the Company recorded contractual reimbursement benefits of approximately $1,000,000 and $1,400,000, respectively, related to intermediary audits of prior year cost reports. During the year ended June 30, 1996 the Company recorded contractual adjustment expenses of approximately $1,900,000 related to intermediary audits of prior year cost reports. As a result of this negative experience, the Company recorded reserves in the fourth quarter of fiscal 1996 totalling $3,500,000 related to possible future adjustments of its cost report estimates by intermediaries. Management believes that adequate provision has been made for any adjustments that may result from future intermediary reviews and audits.

     During the fiscal year ended June 30, 1996, the Company derived approximately 70% of its net revenues from services provided to patients covered by various federal and state governmental programs. Management believes it is reasonably possible that the volume of patients or amount of reimbursement received under these programs could be curtailed, resulting in decreases in the Company's net revenues.

12.  Savings Plan

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

     The Company did not contribute to the plan in 1996 and 1995. In 1994, the Company contributed $160,000 to the plan.

13.  Litigation

     The Company is subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material adverse effect on the Company's financial position, results of operations or liquidity. See Note 4.

14.  Allowance for Doubtful Accounts

     Activity in the Company's allowance for doubtful accounts consists of the following:

                                                  Year Ended June 30
                                         1996           1995            1994

Balance at beginning of year.......  $ 3,886,000   $  3,925,000   $   4,955,000
Provision for doubtful accounts ...    5,805,000      5,086,000       5,846,000
Write-offs of uncollectible
  patient accounts receivable......   (5,118,000)    (5,125,000)     (6,876,000)

Balance at end of year.............  $ 4,573,000   $  3,886,000   $   3,925,000

                                       F24

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

15.  Supplemental Cash Flow Information

     The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

                                                    Year Ended June 30
                                             1996          1995         1994

Distribution of subsidiary to
   stockholders ......................   $        --   $   904,000    $       --
Receivable from subsidiary
   distributed to
   stockholders ......................            --     7,600,000            --
Issuance of debt in connection
   with acquisitions .................            --            --     3,500,000
Issuance of stock in lieu of
   cash payment for management
   and director fees .................       600,000            --            --

Cash paid during the year for:
Interest (net of amount
   capitalized) ......................   $ 5,260,000   $ 6,518,000    $8,064,000
Income taxes .........................       249,000     1,231,000       398,000
























                                       F25

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

16.  Quarterly  Results  of  Operations  and  Other   Supplemental   Information
     (Unaudited)

     Following is a summary of the Company's quarterly results of operations for the years ended June 30, 1996 and 1995.

                                            Quarter Ended
                    September 30     December 31   March 31(2)       June 30(3)
         1996
Net revenues ....   $ 29,129,000    $ 31,815,000   $ 31,888,000    $ 24,591,000
Income (loss)
 before income
 taxes ..........       (631,000)      1,336,000      1,040,000     (21,113,000)
Net income
 (loss) .........       (391,000)        835,000        638,000     (17,563,000)

Income (loss)
 per common
 and dilutive
 common
 equivalent
 share(1)
 Primary:
   Income
   (loss) per
   common
   share ........         $(0.06)          $0.09          $0.07          $(2.23)
 Fully diluted:
   Income (loss)
   per common
   share ........         $(0.06)          $0.09          $0.07          $(2.23)

      1995
Net revenues ....   $ 35,823,000    $ 35,634,000   $ 33,547,000    $ 31,414,000
Income (loss)
  before income
  taxes and
  extraordinary
  items .........        939,000         613,000     (5,315,000)    (26,477,000)
Income (loss)
  before
  extraordinary
  items .........        588,000         437,000     (3,960,000)    (14,110,000)
Net income
  (loss) ........        588,000         437,000     (4,321,000)    (14,006,000)

Income (loss)
 per common
 and dilutive
 common
 equivalent
 share(1)
 Primary:
   Before
   extraordinary
   items ........          $0.06           $0.05         $(0.52)         $(1.83)
   Extraordinary
    items .......             --              --          (0.05)           0.01
   Income (loss)
    per common
    share .......          $0.06           $0.05         $(0.57)         $(1.82)
  Fully diluted:
   Before
    extraordinary
    items .......          $0.06           $0.05         $(0.52)         $(1.83)
   Extraordinary
    items .......             --              --          (0.05)           0.01
    Income (loss)
     per common
     share ......          $0.06           $0.05         $(0.57)         $(1.82)

(1) The quarterly earnings per share amounts may not equal the annual amounts due to changes in the average common and dilutive common equivalent shares outstanding during the year.
(2) As further described in Note 4, during the third quarter of fiscal 1995, the Company recorded losses totalling $4.0 million ($2.9 million after estimated income tax benefit) related to a sale/leaseback transaction and the sale of real estate.
(3) As further described in Note 3, in the fourth quarter of fiscal 1996 and 1995, the Company recorded asset impairment charges primarily related to the application of the principles of FASB Statement No. 121 of $5.5 million ($4.7 million after estimated income tax benefit) and $21.8 million ($12.3 million after estimated income tax benefit), respectively. As further described in Notes 4 and 11, in the fourth quarter of fiscal 1996, the Company recorded losses related to asset sales and closed businesses of approximately $4.5 million ($3.8 million after estimated income tax benefit) and contractual adjustment expenses related to cost report settlements/reserves of approximately $7 million ($6 million after estimated income tax benefit). Also, the Company recorded additional asset write- downs/reserves of approximately $2.9 million ($2.4 million after estimated income tax benefit) in the fourth quarter of fiscal 1996.



                                       F26

                                INDEX OF EXHIBITS


                                                                            Page
                                                                          Number

2.1       Recapitalization Agreement dated as of June 30, 1993 by and among the Company,  Ramsay  Holdings HSA Limited and Paul
          Ramsay Holdings Pty. Limited  (incorporated  by reference
          to Exhibit 2.2 to the Company's Annual Report on Form 10-K
          for the year ended June 30, 1994) .........................         --

2.2       Agreement  of sale and  purchase  dated  April 12, 1995 by and between Mesa  Psychiatric  Hospital,  Inc.  and Capstone
          Capital  Corporation (incorporated  by  reference  to
          Exhibit 2.7 to the Company's Annual Report on Form 10-K for
          the year ended June 30, 1995).  Pursuant to Reg. S-K, Item
          601(b)(2),  the Company agrees to furnish a copy of the
          Schedules and Exhibits to such Agreement to the Commission
          upon request ..............................................         --

2.3       Agreement  of sale and  purchase  dated  April 12, 1995 by and between RHCI San Antonio, Inc. and Capstone Capital
          Corporation  (incorporated by reference  to Exhibit 2.8 to the Company's Annual Report on Form 10-K for the year ended
          June 30, 1995). Pursuant to Reg.  S-K,  Item 601(b)(2), the
          Company agrees to furnish a copy of the Schedules and
          Exhibits to such Agreement to the Commission upon request .         --

2.4       Agreement  and Plan of Merger dated as of October 1, 1996
          among Ramsay Managed  Care, Inc., the Company and RHCI
          Acquisition Corp. (incorporated  by  reference to Exhibit 2 to the Company's Current Report on Form 8-K dated
          October 2, 1996).  Pursuant to Reg. S-K, Item 601(b)(2), the
          Company  agrees to  furnish a copy of the  Disclosure
          Schedules to such Agreement to the Commission upon request          --

3.1       Restated Certificate of Incorporation of the Company, as
          amended (incorporated by reference to Exhibit 3.1 to the
          Company's Annual Report on Form 10-K for the year ended
          June 30, 1990).............................................         --

3.2       Certificate of Amendment of Restated  Certificate of
          Incorporation of the Company  filed on April 17, 1991
          (incorporated  by  reference  to Exhibit  3.2 to the
          Company's  Registration  Statement  on Form  S-2,
          Registration No. 33-40762) ................................         --

3.3       Certificate  of  Correction  to  Certificate  of Amendment
          of Restated Certificate  of  Incorporation  of the Company
          filed on April 18, 1991 (incorporated   by   reference  to
          Exhibit  3.3  to  the Company's Registration Statement  on
          Form Registration No. 33-40762) ...........................         --

3.4       By-Laws of the Company,  as amended to date (incorporated
          by reference to Exhibit  3.4 to the  Company's  Annual
          Report on Form 10-K for the year ended June 30, 1994) .....         --

3.5       Certificate of Designation of Preferred  Stock of the Company
          filed on June  27,  1991  (incorporated  by  reference  to
          Exhibit  3.5 to the Company's Registration Statement on
          Form  S-2,  Registration  No. 33-40762) ...................         --

3.6       Certificate of Designation of Preferred  Stock of the Company
          filed on July  9,  1991  (incorporated  by  reference  to
          Exhibit  3.6  to the Company's Registration Statement on
          Form  S-2,  Registration  No. 33-40762) ...................         --

3.7       Certificate of Designation of Preferred  Stock of the Company
          filed on June  29,  1993(incorporated  by  reference  to
          Exhibit  3.7  to  the Company's Annual Report on Form 10-K
          for the year ended June 30, 1994) .........................         --

                                                                            Page
                                                                          Number

4.1       Trust  Indenture  dated as of March 31, 1990, between  the
          Company, Bountiful Psychiatric Hospital,  Inc., Cumberland
          Mental Health, Inc., East Carolina  Psychiatric Services
          Corporation,  Havenwyck Hospital, Inc., Mesa Psychiatric
          Hospital, Inc., Psychiatric Institute of West Virginia, Inc.,
          and The Citizens and Southern National Bank and Susan L.
          Adams (incorporated by reference to Exhibit 4.1 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1990)        --

4.2       First Supplemental Trust Indenture dated as of June 15, 1991 between the Company, Bountiful Psychiatric Hospital, Inc.,
          Cumberland Mental Health,  Inc.,  East  Carolina Psychiatric
          Services Corporation, Havenwyck Hospital, Inc., Mesa
          Psychiatric  Hospital, Inc. and Psychiatric  Hospital of
          West Virginia, Inc. and The Citizens and Southern National
          Bank, a national banking  association, and an individual
          trustee, as Trustees  (incorporated by reference to Exhibit
          4.4 to the Company's  Registration Statement on Form S-2,
          Registration No.33-40762) .................................         --

4.3       Second Supplemental Trust Indenture dated as of May 15, 1993 between the Company, Bountiful Psychiatric Hospital, Inc., Cumberland Mental Health, Inc., East Carolina Psychiatric
          Services Corporation, Havenwyck  Hospital, Inc., Mesa
          Psychiatric Hospital,Inc. and Psychiatric  Hospital of West
          Virginia,  Inc.  and  NationsBank  of Georgia,  National
          Association  and Susan L. Adams  (incorporated  by reference to Exhibit 4.3 to the Company's  Annual Report on Form 10-K
          for the year ended June 30, 1994) .........................         --

4.4 Third Supplemental Trust Indenture dated as of April 12, 1995 between the Company, Bountiful Psychiatric Hospital, Inc., Cumberland Mental Health, Inc., East Carolina Psychiatric Services Corporation, Havenwyck Hospital, Inc., Mesa Psychiatric Hospital, Inc. and Psychiatric Hospital of West Virginia, Inc., and NationsBank of Georgia,
          National Association and Elizabeth Talley, as Trustee .....

4.5       Fourth  Supplemental  Trust  Indenture  dated as of
          September 15, 1995 between the Company,  Bountiful
          Psychiatric Hospital, Inc., Cumberland Mental Health,
          Inc., East Carolina  Psychiatric  Services,  Havenwyck
          Hospital,  Inc.,  Mesa Psychiatric  Hospital, Inc. and
          Psychiatric Institute of West Virginia, Inc. and NationsBank
          of Georgia,  National Association  and  Elizabeth  Talley,
          as Trustee (incorporated  by reference to Exhibit 10.100 to the Company's  Quarterly Report on Form 10-Q for the quarter
          ended September 30, 1995) .................................         --

4.6       Subsidiary Borrower Note of Atlantic Treatment Center, Inc.
          dated May 21, 1993 in the principal amount of $4,607,945
          payable to the order of Societe Generale, New York Branch (incorporated by reference to Exhibit 4.5 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1994)        --

4.7       Subsidiary  Borrower Note of Carolina Treatment Center, Inc.
          dated May 21, 1993 in the principal amount of $5,030,000
          payable to the order of Societe Generale, New York Branch
          (substantially  identical to Exhibit 4.6) .................         --

4.8       Subsidiary  Borrower Note of Greenbrier  Hospital,  Inc.
          dated May 21, 1993 in the  principal  amount of  $5,973,125 payable to the order of Societe Generale, New York Branch
          (substantially identical to Exhibit 4.6) ..................         --

4.9       Subsidiary Borrower Note of Gulf Coast Treatment Center,
          Inc. dated May 21, 1993 in the principal amount of
          $4,392,500  payable to the order of Societe Generale,
          New York Branch (substantially identical to Exhibit 4.6) ..         --

                                                                            Page
                                                                          Number

4.10      Subsidiary Borrower Note of Houma Psychiatric Hospital, Inc.
          dated May 21, 1993 in the principal amount of $3,979,589
          payable to the order of Societe Generale, New York Branch
          (substantially  identical to Exhibit 4.6) ..................        --

 4.11     Subsidiary  Borrower Note of HSA of Oklahoma,  Inc. dated
          May 21, 1993 in the principal amount of $3,445,562  payable to the order of Societe Generale, New York Branch
          (substantially identical to Exhibit 4.6) ...................        --


10.1      Note Purchase Agreement dated as of March 31, 1990, among
          the Company, Bountiful Psychiatric Hospital,  Inc.,
          Cumberland Mental Health, Inc., East Carolina  Psychiatric
          Services  Corporation,  Havenwyck Hospital, Inc., Mesa
          Psychiatric Hospital,  Inc.,  Psychiatric Institute of West
          Virginia, Inc., and Aetna Life Insurance Company regarding the purchase  by Aetna Life  Insurance  Company of
          $26,000,000  principal amount of 11.6% Senior Secured
          $1,000,000 principal amount of 15.6% Subordinated Secured
          Notes, and Warrants to Purchase Common Stock of the Company (incorporated by reference to Exhibit 10.2 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1990)        --

10.2      Note Purchase  Agreement  pursuant to which  Monumental Life
          Insurance Company purchased $15,500,000 principal amount of
          11.6% Senior Secured Notes, $2,000,000  principal  amount
          of 15.6%  Subordinated  Secured Notes, and  Warrants to
          Purchase Common Stock of the Company (substantially identical
          to Exhibit 10.1) ..........................................         --

10.3      Note  Purchase  Agreement  pursuant to which  Connecticut
          Mutual Life Insurance  Company  purchased  $15,000,000
          principal  amount of 11.6% Senior Secured Notes(substantially
          identical to Exhibit 10.1) ................................         --

10.4 Pledge and Security Agreement between Bountiful Psychiatric Hospital, Inc. and The Citizens and Southern National Bank

10.5      Pledge and Security  Agreement dated as of March 31, 1990, between the Company and The Citizens and Southern National
          Bank  (substantially identical to Exhibit 10.4) ...........         --

10.6      Pledge and Security Agreement between Michigan  Psychiatric
          Services, Inc.  and The  Citizens  and  Southern  National
          Bank (substantially identical to Exhibit 10.4) .............        --

10.7      Pledge and Security Agreement between Americare of Galax,
          Inc. and The Citizens  and  Southern  National  Bank
          (substantially  identical  to Exhibit 10.4) ...............         --

10.8      Deed of Trust, Security Agreement, and Financing Statement
          dated as of March 31, 1990 from Bountiful  Psychiatric
          Hospital,  Inc. to Merrill Title  Company for the benefit
          of The Citizens and Southern National Bank and Susan L. Adams
          covering  certain  property  in Woods  Cross, Utah
          (incorporated by reference to Exhibit 10.10 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1990)        --

10.9      Deed of Trust and Security  Agreement from  Cumberland
          Mental Health, Inc. to First American Title Insurance
          Company for the benefit of The Citizens  and  Southern
          National  Bank and  Susan L.  Adams  covering certain
          property in Fayetteville, North Carolina (substantially
          identical to Exhibit 10.8) ................................         --

10.10     Deed of Trust and Security  Agreement  from East Carolina
          Psychiatric Services Corporation to First American Title
          Insurance Company for the benefit of The Citizens and
          Southern National Bank and Susan L. Adams covering certain property in Jacksonville, North Carolina (substantially
          identical to Exhibit 10.8) ................................         --

                                                                            Page
                                                                          Number

10.11     Mortgage  and  Security  Agreement  dated as of March  31,
          1990  from Havenwyck  Hospital,  Inc. to The Citizens and
          Southern  National Bank and Susan L. Adams covering certain property in Auburn Hills, Michigan (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K
          for the year ended June 30, 1990) ..........................        --

10.12     Leasehold  Deed of Trust,  Assignment of Rents and Security
          Agreement with  Financing  Statement  dated  as of  March  31,
          1990  from  Mesa Psychiatric Hospital, Inc. to Transamerica
          Title Insurance Company for the benefit of The Citizens and
          Southern  National  Bank and Susan L. Adams covering certain property in Mesa, Arizona (incorporated by reference to
          Exhibit 10.13 to the Company's Annual Report on Form 10-K for
          the year ended June 30, 1990) .............................         --

10.13     Leasehold  Deed of  Trust  and  Security  Agreement  from
          Psychiatric Institute of West Virginia,  Inc. to J. Nicholas
          Barth,  Esq., for the benefit of The Citizens and Southern
          National Bank and Susan L. Adams covering certain property in Morgantown,  West Virginia (substantially identical to
          Exhibit 10.12) ............................................         --

10.14     Obligor Subrogation and Contribution Agreement dated as of
          April 30, 1990 among The Citizens and Southern  National
          Bank, Susan L. Adams, the Company,  Bountiful Psychiatric
          Hospital, Inc., Cumberland Mental Health,  Inc.,  East
          Carolina   Psychiatric   Services   Corporation, Havenwyck
          Hospital,  Inc.,  Mesa  Psychiatric  Hospital,  Inc., and
          Psychiatric Institute of West Virginia, Inc. (incorporated by reference to Exhibit 10.15 to the Company's Annual Report
          on Form 10-K for the year ended June 30, 1990) ............         --

10.15     Credit  Agreement  dated as of May 15,  1993  among  the
          Company  and certain of its subsidiaries named therein,
          Societe Generale, New York Branch,  First Union  National
          Bank of North  Carolina  and  Hibernia National Bank, as
          lenders, and Societe Generale, as issuing bank and agent (incorporated by reference to Exhibit 10.16 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1994)        --

10.16     Security  Agreement dated as of May 15, 1993 by Atlantic
          Treatment Center,  Inc. in favor of Societe  Generale, as
          agent for the lenders which are  parties  to that  certain
          Credit  Agreement  described  in Exhibit 10.15 above, and
          covering  certain property in Daytona Beach, Florida
          (incorporated by reference to Exhibit 10.17 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1994)        --

10.17     Security  Agreement  dated as of May 15,  1993 by Carolina
          Treatment Center,  Inc. in favor of Societe  Generale,  as agent for the lenders which are  parties  to that  certain
          Credit  Agreement  described  in Exhibit 10.15 above
          (substantially identical to Exhibit 10.16) ................         --

10.18     Security  Agreement dated as of May 15, 1993 by Great Plains
          Hospital, Inc. in favor of Societe Generale,  as agent for the lenders which are parties to that certain  Credit
          Agreement  described in Exhibit 10.15 above (substantially
          identical to Exhibit 10.16) ...............................         --

10.19     Security  Agreement  dated as of May 15, 1993 by Greenbrier
          Hospital, Inc. in favor of Societe Generale,  as agent for the lenders which are parties to that certain  Credit
          Agreement  described in Exhibit 10.15 above (substantially
          identical to Exhibit 10.16) ...............................         --

10.20     Security  Agreement  dated as of May 15, 1993 by Gulf Coast
          Treatment Center,  Inc. in favor of Societe  Generale,  as agent for the lenders which are  parties  to that  certain
          Credit  Agreement  described  in Exhibit 10.15 above
          (substantially identical to Exhibit 10.16) ................         --

                                                                            Page
                                                                          Number

10.21     Security  Agreement dated as of May 15, 1993 by Houma
          Psychiatric Hospital,  Inc.  in favor of Societe  Generale, as agent for the lenders which  are parties to that certain
          Credit Agreement described  in Exhibit 10.15 above
          (substantially  identical  to Exhibit 10.16) ...............        --

10.22     Security  Agreement  dated as of May 15, 1993 by HSA of
          Oklahoma, Inc. in favor of Societe Generale, as agent for
          the lenders which are parties to that certain Credit
          Agreement described in Exhibit 10.15 above (substantially
          identical to Exhibit 10.16) ................................        --

10.23     Security  Agreement  dated  as of  May  15,  1993  by  The
          Haven Hospital,  Inc.  in favor of Societe  Generale,  as
          agent for the lenders  which  are  parties  to that  certain
          Credit  Agreement described  in Exhibit  10.15 above
          (substantially  identical to Exhibit 10.16) ................        --

10.24     Security  Agreement dated as of May 15, 1993 by the Company in favor of Societe  Generale, as agent for the lenders which are parties to that  certain  Credit  Agreement  described in
          Exhibit 10.15 above (substantially identical to Exhibit 10.16)      --

10.25     Accounts  Receivable  Security Agreement dated as of
          May 15, 1993 by  Americare  of Galax,  Inc. in favor of
          Societe  Generale, as agent for the lenders  which are parties to that  certain  Credit Agreement described in Exhibit 10.15 above (incorporated by reference to Exhibit 10.26 to the
          Company's Annual Report on Form 10-K for the year ended
          June 30, 1994) ............................................         --

10.26     Accounts  Receivable  Security Agreement dated as
          May 15, 1993 by Bountiful Psychiatric Hospital, Inc. in
          favor of Societe Generale, as agent for the lenders which
          are parties to that certain  Credit Agreement described in
          Exhibit  10.15 above (substantially identical to
          Exhibit 10.25) ............................................         --

10.27     Accounts  Receivable  Security Agreement dated as of
          May 15, 1993 by Cumberland  Mental Health,  Inc. in favor of
          Societe Generale, New York  Branch,  as agent for the lenders which are parties to that certain  Credit  Agreement  described in Exhibit 10.15 above (substantially identical to
          Exhibit 10.25) ............................................         --

10.28     Accounts  Receivable  Security  Agreement  dated as of
          May 15, 1993 by East Carolina  Psychiatric  Services
          Corporation  in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain
          Credit Agreement described in Exhibit 10.15 above
          (substantially identical to Exhibit 10.25) ................         --

10.29     Accounts  Receivable  Security Agreement dated as of
          May 15, 1993 by Havenwyck  Hospital,  Inc. in favor of
          Societe  Generale,  New York  Branch as agent for the
          lenders  which are parties to that certain  Credit Agreement described in Exhibit  10.15  above (substantially identical
          to Exhibit 10.25) .........................................         --

10.30     Accounts  Receivable  Security Agreement dated as of
          May 15, 1993 by Mesa Psychiatric Hospital,  Inc. in favor
          of Societe Generale, New York  Branch, as agent for the
          lenders which are parties to that certain  Credit  Agreement described in Exhibit 10.15 above (substantially identical to
          Exhibit 10.25) ............................................         --

10.31     Accounts  Receivable  Security Agreement dated as of
          May 15, 1993 by  Michigan  Psychiatric  Services, Inc.
          in favor  of  Societe Generale,  New York  Branch, as agent for the lenders which are parties to that  certain  Credit
          Agreement described in Exhibit 10.15 above (substantially
          identical to Exhibit 10.25) ...............................         --

                                                                            Page
                                                                          Number

10.32     Accounts  Receivable  Security  Agreement  dated as of
          May 15, 1993 by Psychiatric  Institute  of West  Virginia,
          Inc.  in favor of  Societe Generale,  New York Branch, as
          agent for the lenders which are parties to that certain
          Credit  Agreement  described  in Exhibit  10.15 above
          (substantially identical to Exhibit 10.25) ................         --

10.33     Stock Pledge  Agreement dated as of May 15, 1993, among the
          Company in favor of Societe  Generale,  New York Branch, as agent for the lenders which are  parties  to that  certain
          Credit  Agreement  described  in Exhibit 10.15 above
          (incorporated by reference to Exhibit 10.34 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1994)        --

10.34     Revolving  Credit  Guarantee  dated as of May 15, 1993 by
          Americare of Galax,  Inc. in favor of Societe  Generale,
          New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (incorporated by reference to Exhibit 10.35 to the
          Company's Annual Report on Form 10-K for the year ended
          June 30, 1994) ............................................         --

10.35     Revolving  Credit  Guarantee  dated  as of May  15,  1993 by
          Bethany Psychiatric  Hospital,  Inc.  in favor of Societe
          Generale,  New York Branch,  as agent for the lenders which are  parties to that certain Credit  Agreement  described
          in Exhibit 10.15 above (substantially identical to
          Exhibit 10.34) ............................................         --

10.36     Revolving  Credit  Guarantee  dated  as of May 15,  1993 by
          Bountiful Psychiatric  Hospital,  Inc.  in favor of Societe
          Generale,  New York Branch,  as agent for the lenders which are  parties to that  certain Credit  Agreement  described in Exhibit  10.15  above  (substantially identical to
          Exhibit 10.34) ............................................         --

10.37     Revolving  Credit  Guarantee  dated as of May 15,  1993 by
          Cumberland Mental Health, Inc. in favor of Societe Generale,
          New York Branch, as agent  for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15
          above (substantially identical to Exhibit 10.34) ..........         --

10.38     Revolving  Credit  Guarantee dated as of May 15, 1993 by
          East Carolina Psychiatric  Services  Corporation in favor
          of Societe  Generale,  New York  Branch,  as agent  for the lenders which are  parties  to that certain Credit Agreement described in Exhibit 10.15 above (substantially identical to
          Exhibit 10.34) ............................................         --

10.39     Revolving  Credit  Guarantee  dated  as of May 15,  1993
          by  Havenwyck Hospital, Inc. in favor of Societe Generale,
          New York Branch, as agent for the lenders  which are parties to that  certain  Credit  Agreement described in Exhibit
          10.15 above  (substantially  identical to Exhibit 10.34) ..         --

10.40     Revolving   Credit  Guarantee  dated  as  of  May  15, 1993
          by  Mesa Psychiatric  Hospital,  Inc.  in favor of Societe
          Generale,  New York Branch,  as agent for the lenders which are  parties to that  certain Credit  Agreement  described in Exhibit  10.15  above  (substantially identical to
          Exhibit 10.34) ............................................         --

10.41     Revolving  Credit  Guarantee  dated  as of May 15,  1993
          by Michigan Psychiatric Services, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are  parties to that  certain Credit  Agreement  described in Exhibit  10.15  above  (substantially identical to
          Exhibit 10.34) ............................................         --

                                                                            Page
                                                                          Number

10.42     Revolving  Credit  Guarantee  dated as of May 15, 1993 by
          Psychiatric Institute of West  Virginia,  Inc. in favor of
          Societe  Generale,  New York  Branch,  as agent  for the
          lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (substantially identical
          to Exhibit 10.34) .........................................         --

10.43     Management Fee Subordination  Agreement dated May 15, 1993, among Paul J.  Ramsay  and  Ramsay  Health  Care Pty.  Ltd.
          in favor of  Societe Generale,  New York Branch, as agent
          for the lenders which are parties to that certain  Credit
          Agreement  described  in Exhibit  10.15 above (incorporated by reference to Exhibit 10.44 to the  Company's  Annual
          Report on Form 10-K for the year ended June 30, 1994) .....         --

10.44     Mortgage and Fixture  Filing and  Assignment of Leases and
          Rents dated as of May 15,  1993  granted by  Atlantic
          Treatment  Center,  Inc. to Societe Generale, individually and as agent for the lenders which are parties to that certain
          Credit Agreement  described in Exhibit 10.15 above,  with
          respect  to  certain  real  property  located in Volusia
          County, Florida (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year
          ended June 30, 1994) .....................................          --

10.45     Mortgage and Fixture  Filing and  Assignment of Leases and
          Rents dated as of May 15,  1993  granted by  Carolina
          Treatment  Center,  Inc. to Societe Generale, individually and as agent for the lenders which are parties to that
          certain  Credit  Agreement  described in Exhibit 10.15
          above,  with respect to certain real property located in
          Horry County, South Carolina (substantially identical to
          Exhibit 10.44) ............................................         --

10.46     Deed of Trust and Fixture  Filing and  Assignment of Leases
          and Rents dated as of May 15, 1993  granted by Great Plains
          Hospital,  Inc. to Jacob W.  Bayer,  Jr. as Trustee for the
          benefit of Societe Generale,  individually and as agent for the lenders which are parties to that certain Credit
          Agreement  described in Exhibit 10.15 above, with respect to certain real property located in Vernon County, Missouri
          (substantially identical to Exhibit 10.44) ................         --


10.47     Mortgage, Security and Assignment of Leases and Rents dated as of May 15, 1993 by Greenbrier Hospital, Inc. to Societe
          Generale individually and as agent for the lenders which are parties to that certain Credit Agreement  described in
          Exhibit  10.15 above,  with respect to certain real property located in St. Tammany Parish,  Louisiana (substantially
          identical to Exhibit 10.44) ...............................         --

10.48     Mortgage and Fixture  Filing and  Assignment of Leases and
          Rents dated as of May 15, 1993  granted by Gulf Coast
          Treatment  Center,  Inc. to Societe Generale,  individually and as agent for the lenders which are parties to that certain
          Credit  Agreement described in Exhibit 10.15 above,  with
          respect to certain  real  property  located in  Okaloosa
          County, Florida (substantially identical to Exhibit 10.44)          --

10.49     Mortgage,  Security Agreement and Assignment of Leases and
          Rents dated as of May 15, 1993 granted by Houma Psychiatric
          Hospital,  Inc. to Societe Generale,  individually and as
          agent for the lenders which are parties to that certain
          Credit  Agreement  described in Exhibit 10.15 above, with
          respect to certain real  property  located in the City of
          Houma,  Parish of Terrebonne,  Louisiana  (substantially
          identical to Exhibit 10.44) ...............................         --

                                                                            Page
                                                                          Nimber

10.50     Mortgage  with  Power of Sale and  Fixture  Filing and
          Assignment  of Leases and Rents dated as of May 15, 1993
          granted by HSA of Oklahoma, Inc. to Societe  Generale,
          individually  and as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above, with respect to certain real property located in
          Garfield County, Oklahoma (substantially identical to
          Exhibit 10.44) ............................................         --
          --

10.51     Deed of Trust and Fixture  Filing and  Assignment of Leases
          and Rents dated as of May 15,  1993 granted by The Haven
          Hospital,  Inc. to Societe Generate, individually and as
          agent for the lenders which are parties to that certain
          Credit  Agreement  described in Exhibit 10.15 above, with
          respect to certain real  property  located in the City of
          DeSoto, Dallas County, Texas (substantially identical to
          Exhibit 10.44) ............................................         --

10.52     Loan  Agreement  between  Okaloosa  County,  Florida  and
          Gulf  Coast Treatment Center, Inc. dated October 1, 1984,
          relating to the issuance of bonds  for Gulf Coast Treatment
          Center,  Inc.  (incorporated  by reference to Exhibit 10.16 to the Company's  Registration Statement on Form S-1,
          Registration No. 2-9892) ..................................         --

10.53     Loan  Agreement  between  Louisiana  Public  Facilities
          Authority and Greenbrier Hospital, Inc. dated
          November 1, 1984,  relating to the issuance  of bonds for
          Greenbrier  Hospital,  Inc. (incorporated  by reference to
          Exhibit 10.17 to the Company's  Registration Statement on
          Form S-1, Registration No. 2-98921) .......................         --

10.54     Loan  Agreement  between  Horry  County,  South  Carolina
          and Carolina Treatment Center, Inc. dated December 1, 1984, relating  to the issuance of bonds for Carolina Treatment
          Center, Inc. (incorporated by reference to Exhibit 10.18
          to the Company's  Registration Statement on Form S-1,
          Registration No. 2-98921) .................................         --

10.55     Loan Agreement between Louisiana Public Facilities Authority and Houma Psychiatric Hospital,  Inc. dated as of
          September 1, 1985, relating to the issuance of bonds for HSA
          Bayou Oaks  Hospital  (incorporated  by reference to
          Exhibit 10.56 to the Company's Annual Report on Form 10-K
          for the year ended June 30, 1994) .........................         --

10.56     Ground Lease between Facilities Management  Corporation,
          as landlord, and Psychiatric Institute of West Virginia,
          Inc., as tenant, dated as of September 30, 1985
          (incorporated  by reference to Exhibit 10.57 to the
          Company's  Annual Report on Form 10-K for the year ended
          June 30, 1994) ............................................         --

10.57     Lease Agreement between Houma Psychiatric Hospital,  Inc.
          and Hospital Service  District  No. 1  of  the  Parish of
          Terrebonne, State of Louisiana, effective February 1, 1985 (incorporated by reference to Exhibit 10.38 to the Company's
          Registration Statement on Form S- 1, Registration No. 2-98921)      --

10.58 Lease among Bethany Psychiatric Hospital, Inc., Bethany General Hospital, the City of Bethany, Oklahoma and the Bethany General Hospital Trust dated December 9, 1985
          (ground lease) ............................................

10.59     Loan  Agreement  between  The Enid  Development  Authority and HSA of Oklahoma,Inc.  dated  as of  October  1,  1985, relating  to The Enid Development  Authority  Variable Rate
          Demand Revenue Bonds (Meadowlake Hospital  Project)
          (incorporated by reference to Exhibit 10.60 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1995)        --

                                                                            Page
                                                                          Number

10.60     Ramsay  Health Care, Inc. 1990 Stock Option Plan, as amended to date (incorporated by reference to Exhibit 4.3 to the
          Company's Registration Statement on Form S-8 filed on
          March 6, 1991) ............................................         --

10.61     Lease  Agreement dated August 30, 1988 between the Company and Ayshire Land Dome Joint Venture relating to office space at One Poydras Plaza, New Orleans,  Louisiana (incorporated by reference to Exhibit 10.78 to the Company's  Registration
          Statement on Form S-2,  Registration  No. 33-40762) .......         --

10.62     Ramsay Health Care,  Inc.  Deferred  Compensation  and
          Retirement Plan (incorporated   by  reference  to
          Exhibit 10.79 to the Company's Registration Statement on
          Form S-2,Registration No. 33-40762) .......................         --

10.63     Personnel  and Facility  Sharing  Agreement  dated as of
          June 27, 1991 between the Company and Ramsay Holdings HSA
          Limited  (incorporated  by reference to Exhibit 10.83 to
          the Company's  Registration Statement on Form S-2,
          Registration No.33-40762) .................................         --

10.64     Indemnity  Agreement  dated as of June 1991  between  the
          Company and Ramsay  Holdings  HSA Limited  (incorporated
          by  reference to Exhibit 10.84  to  the   Company's
          Registration   Statement   on  Form  S-2, Registration
          No. 33-40762) .............................................         --

10.65     Management Agreement dated as of June 25, 1992 between the
          Company and Ramsay Health Care Pty. Limited (incorporated by reference to Exhibit 10.90 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1992) ...............         --

10.66     Ramsay  Health  Care,  Inc.  1991 Stock Option Plan
          (incorporated by reference to Exhibit 10.91 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1992)        --

10.67    Employment  Agreement  dated  January 23, 1992 between the
         Company and Wallace E. Smith  (incorporated  by reference to
         Exhibit 10.94 to the Company's Annual Report on Form 10-K
         for the year ended June 30, 1992) ..........................         --

10.68    Employment  Agreement  dated  January 23, 1992 between the
         Company and John A. Quinn  (incorporated  by  reference  to
         Exhibit 10.95 to the Company's Annual Report on Form 10-K
         for the year ended June 30, 1992) ..........................         --

10.69     Lease  dated  April 4, 1992  between  The Union  Labor Life
          Insurance Company and the Company (incorporated by reference to Exhibit 10.98 to the Company's Annual Report on Form 10-K
          for the year ended  June 30, 1992) ........................         --

10.70     Lease dated May 27, 1992  between Gail Buy and  Bountiful
          Psychiatric Hospital  (incorporated by reference to Exhibit
          10.99 to the Company's Annual Report on Form 10-K for the
          year ended June 30, 1992) .................................         --

10.71     Lease  Agreement  dated as of February  12,  1993 by and
          between  Gulf Coast Treatment Center, Inc and Vendell of
          Florida, Inc. (incorporated by reference to Exhibit 10.82
          to the  Company's  Annual Report on Form 10-K for the year
          ended June 30, 1994) ......................................         --

10.72     Ramsay  Health  Care,  Inc.  1993 Stock Option Plan
          (incorporated  by reference to Exhibit 10.83 to the
          Company's  Quarterly  Report on Form 10-Q for the quarter
          ended December 31, 1993) ..................................         --

                                                                            PagE
                                                                          Number
10.73     Ramsay  Health  Care,   Inc.  1993   Employee   Stock
          Purchase Plan (incorporated by reference to Exhibit 10.84
          to the Company's Quarterly Report on Form 10-Q for the
          quarter ended December 31, 1993 ...........................         --

10.74     Fourth Modification,  Extension and Amendment of Lease
          Agreement dated November 15, 1993 between the Company and
          One Poydras Plaza Venture relating to the Company's office space at One Poydras Plaza, New Orleans,  Louisiana
          (incorporated by reference to Exhibit 10.84 to the
          Company's Annual Report on Form 10-K for the year ended
          June 30, 1994) ............................................         --

10.75     Employment  Agreement dated July 19, 1994 between the
          Company and Brent J. Bryson  (incorporated  by reference
          to Exhibit 10.85 to the Company's Annual Report on Form
          10-K for the year ended June 30, 1995) ....................         --

10.76     Rights  Agreement  dated as of August 1, 1995  between
          Ramsay  Health Care, Inc. and First Union National Bank of
          North Carolina, as Rights Agent,  which includes the form
          of Right Certificate as Exhibit A and the  Summary  of
          Rights to Purchase Common Shares as Exhibit B (incorporated by reference to Exhibit 4.1 to the Company's Current Report
          on Form 8-K dated August 1, 1995) .........................         --

10.77     Letter  Agreement dated June 30, 1995 among Ramsay Health
          Care, Inc., Ramsay  Holdings  HSA Limited and Paul Ramsay
          Holdings Pty. Limited (incorporated by reference to Exhibit
          4.2 to the Company's Current Report on Form 8-K dated
          August 1, 1995) ...........................................         --

10.78     Lease Agreement dated  April  12, 1995  between Capstone
          Capital Corporation and Mesa Psychiatric Hospital, Inc.
          (incorporated by reference to Exhibit 10.88 to the
          Company's Annual Report on Form 10-K for the year ended
          June 30, 1995) ............................................         --

10.79     Lease Agreement dated April 12, 1995 between  Capstone
          Capital of San Antonio,LTD, d/b/a Cahaba of San Antonio,
          LTD. and RHCI San Antonio, Inc. (incorporated by reference to Exhibit 10.89 to the Company's Annual Report on Form
          10-K for the year ended June 30, 1995) ....................         --

10.80      Facility Lease Agreement dated June 26, 1995 by and between
          Charter Canyon Behavioral Health System, Inc. and Bountiful Psychiatric Hospital, Inc. (incorporated by reference to
          Exhibit 10.90 to the Company's Annual Report on Form 10-K
          for the year ended June 30, 1995) .........................         --

10.81     Employment  termination  letter dated  September  15, 1995 between the Company and Gregory H. Browne (incorporated by reference to Exhibit 10.91 to the Company's Annual Report
          on Form 10-K for the year ended June 30, 1995) ............         --

10.82     Second Amended and Restated Distribution Agreement between the Company and Ramsay Managed Care, Inc.  ("RMCI")
          (incorporated by reference to Exhibit 10.1 to RMCI's
          Registration Statement on Form S-1 (Registration
          No. 33-78034) filed with the Commission on April 24, 1995)          --

10.83     Employee  Benefit  Agreement  dated as of February 1, 1995 between the Company and RMCI (incorporated by reference to
          Exhibit 10.4 to RMCI's Registration Statement on Form S-1 (Registration No. 33-78034) filed with the Commission on
          April 24, 1995) ...........................................         --

                                                                            Page
                                                                          Number

10.84     Tax Sharing Agreement dated as of October 25, 1994 between the Company and RMCI(incorporated by reference to Exhibit
          10.5 to RMCI's Registration  Statement on Form S-1
          (Registration No. 33-78034) filed with the Commission
          on April 24, 1995) ........................................         --

10.85     Corporate  Services  Agreement dated as of January 2, 1995 between the Company and RMCI  (incorporated by reference to
          Exhibit 10.6 to RMCI's Registration Statement on Form S-1 (Registration No. 33-78034) filed with the Commission on
          April 24, 1995) ...........................................         --

10.86     Form of Withholding Tax Agreement between the Company,
          Ramsay Holdings HSA Limited,  Paul Ramsay Holdings Pty.
          Limited and Ramsay Health Care Pty.  Limited  (incorporated by  reference  to Exhibit 10.7 to RMCI's Registration
          Statement on Form S-1  (Registration No. 33-78034) filed
          with the Commission on April 24, 1995) ....................         --

10.87     $6,000,000   Subordinated   Promissory   Note  of  RMCI,
          as  amended (incorporated  by  reference to Exhibit  10.13 to RMCI's Registration Statement on Form S-1 (Registration
          No. 33-78034) filed with the Commission on April 24, 1995)          --

10.88 Consent and Amendment dated April 12, 1996 among the Company and certain of its subsidiaries named therein, Societe Generale, New York Branch, First Union National Bank of North Carolina and Hibernia National Bank, as lenders, and Societe Generale, as issuing bank and agent ..

10.89     Second  Amendment to Credit  Agreement  dated as of
          September 15, 1995 among the Company and certain of its subsidiaries named therein, Societe Generale, New York
          Branch, First Union National Bank of North Carolina and
          Hibernia National Bank, as lenders, and Societe Generale,
          as issuing bank and agent  (incorporated by reference to
          Exhibit 10.99 to the Company's  Quarterly  Report on Form
          10-Q for the quarter ended September 30, 1995) ............         --

10.90     Amended and Restated Stock Purchase  Agreement  dated
          October 12, 1995 by and among Paul Ramsay  Holdings Pty.
          Limited, Ramsay Health Care, Inc. and, solely  for the
          purpose  of  Section I, III and VI of the agreement,
          Ramsay Health Care Pty. Limited (incorporated by reference to Exhibit 10.101 to the Company's  Quarterly  Report on
          Form 10-Q for the quarter ended September 30, 1995) .......         --

10.91     Amendment to Rights  Agreement,  dated October 3, 1995
          between  Ramsay Health Care,  Inc. and First Union Bank
          of North  Carolina,  as Rights Agent  (incorporated  by
          reference to Exhibit  10.102 to the Company's Quarterly
          Report on Form 10-Q for the  quarter  ended  September  30,
          1995) .....................................................         --

10.92     Ramsay Health Care,  Inc. 1995 Long Term Incentive Plan
          (incorporated by reference to Exhibit  10.103 to the
          Company's  Quarterly  Report on Form 10-Q for the quarter
          ended December 31, 1995) ..................................         --

10.93 Third Amendment to Credit Agreement dated as of August 15, 1996 among the Company and certain subsidiaries named therein, Societe Generale, New York Branch, First Union National Bank of North Carolina and Hibernia National Bank, as lenders, and Societe Generale, as issuing bank and agent .................................................

10.94 Stock Purchase Agreement dated as of August 13, 1996 by and among Paul Ramsay Holdings Pty. Limited, the Company and, solely for purposes of Sections I, III and IV thereof,
          Ramsay Health Care Pty. Limited ...........................

                                                                            Page
                                                                          Number

10.95     Amended and Restated Employment  Agreement dated as of
          August 15, 1996 by and between Reynold Jennings and the
          Company ...............................................

10.96 Exchange Agreement dated September 10, 1996, by and among the Company, Paul Ramsay Hospitals Pty. Limited and
          Paul J. Ramsay, including a related Warrant Certificate dated September 10, 1996 issued to Ramsay Hospital Pty.
          Limited ...................................................

10.97     Consulting  Agreement  dated as of January 1, 1996 between the Company and Summa Healthcare Group, Inc. ..............

10.98 Letter Agreement dated as of September 10, 1996 by and among the Company, Ramsay Health Care Pty. Limited and Paul Ramsay Holdings Pty. Limited, included a related Warrant Certificate dated September 10, 1996 issued to Paul Ramsay
          Holdings Pty. Limited .....................................

11        Computation of Net Income Per Share .......................

21        Subsidiaries of the Company ...............................

23        Consent of Ernst & Young LLP ..............................

27        Financial Data Schedule ...................................

Copies of exhibits filed with this Annual Report on Form 10-K or incorporated herein by reference do not accompany copies hereof for distribution to stockholders of the Company. The Company will furnish a copy of any of such exhibits to any stockholder requesting it.