Form 10-K/A
period 1996-06-30
RAMSAY HEALTH CARE INC
filed 1996-11-12
CIK 773136

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A
(Mark One)                       AMENDMENT NUMBER 1
            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     For the fiscal year ended June 30, 1996
                                       OR
          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                        For the transition period from to

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

            (c) Exhibits Required by Item 601 of Regulation S-K:

                Exhibits  required  to be filed by the  Company  pursuant to
            Item 601 of Regulation S-K are contained in Exhibits listed in response to Item 14(a)3, and are incorporated herein by reference. The management contracts and compensatory plans and arrangements required to be filed as an Exhibit to this Form 10-K are listed in Exhibits 10.60, 10.65, 10.66, 10.67, 10.68, 10.72,
            10.73, 10.75, 10.81, 10.83, 10.92, 10.95 and 10.97.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto fully authorized.

                                    RAMSAY HEALTH CARE, INC.


Dated:  10/7/96                     By /s/ Bert G. Cibran
                                       Bert G. Cibran
                                       President and Principal Executive Officer


          Pursuant to the requirements of the Securities and Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                Signature/Title


Dated:  10/7/96                     By /s/ Carol C. Lang *
                                       Carol C. Lang
                                       Principal Financial Officer



Dated:  10/8/96                     By /s/ Paul J. Ramsay *
                                       Paul J. Ramsay
                                       Chairman of the Board and Director



Dated:  10/7/96                    By  /s/ Luis E. Lamela*
                                       Luis E. Lamela
                                       Executive Vice Chairman of the Board and
                                       Director

                                 Signature/Title



Dated:  10/7/96                     By  /s/ Aaron Beam, Jr. *
                                        Aaron Beam, Jr.
                                        Director




Dated:  10/7/96                     By  /s/ Peter J. Evans *
                                        Peter J. Evans
                                        Director




Dated: __________________           By__________________________________________
                                        Robert E. Galloway
                                        Director




Dated:  10/7/96                     By  /s/ Thomas M. Haythe *
                                        Thomas M. Haythe
                                        Director




Dated:  10/7/96                     By  /s/ Steven J. Shulman *
                                        Steven J. Shulman
                                        Director




Dated:  10/8/96                     By  /s/ Michael S. Siddle *
                                        Michael S. Siddle
                                        Director



By /s/  Bert G. Cibran
   ___________________
   Bert G. Cibran
   Attorney-in-fact

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

3.1       Restated Certificate of Incorporation of the Company, as
          amended ...................................................

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

                                                                            Page
                                                                          Number

4.1 Trust Indenture dated as of March 31, 1990, between the Company, Bountiful Psychiatric Hospital, Inc., Cumberland Mental Health, Inc., East Carolina Psychiatric Services Corporation, Havenwyck Hospital, Inc., Mesa Psychiatric Hospital, Inc., Psychiatric Institute of West Virginia, Inc., and The Citizens and Southern National Bank and Susan L.
          Adams .....................................................


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

10.8 Deed of Trust and Security Agreement dated as of March 31, 1990 from Cumberland Mental Health, Inc. to First American Title Insurance Company for the benefit of The Citizens and
          Southern National Bank and  Susan L.  Adams  covering certain property in Fayetteville, North Carolina ..................

10.9      Deed of Trust, Security Agreement, and Financing Statement
          dated as of March 31, 1990 from Bountiful  Psychiatric
          Hospital,  Inc. to Merrill Title  Company for the benefit
          of The Citizens and Southern National Bank and Susan L. Adams
          covering  certain  property  in Woods  Cross, Utah
          (substantially identical to Exhibit 10.8)..................         --

10.10     Deed of Trust and Security  Agreement  from East Carolina
          Psychiatric Services Corporation to First American Title
          Insurance Company for the benefit of The Citizens and
          Southern National Bank and Susan L. Adams covering certain property in Jacksonville, North Carolina (substantially
          identical to Exhibit 10.8) ................................         --

                                                                            Page
                                                                          Number

10.11 Mortgage and Security Agreement dated as of March 31, 1990 from Havenwyck Hospital, Inc. to The Citizens and Southern National Bank and Susan L. Adams covering certain property in Auburn Hills, Michigan  ........................

10.12 Leasehold Deed of Trust, Assignment of Rents and Security Agreement with Financing Statement dated as of March 31, 1990 from Mesa Psychiatric Hospital, Inc. to Transamerica Title Insurance Company for the benefit of The Citizens and Southern National Bank and Susan L. Adams covering certain property in Mesa, Arizona  ................................

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

10.14 Obligor Subrogation and Contribution Agreement dated as of April 30, 1990 among The Citizens and Southern National Bank, Susan L. Adams, the Company, Bountiful Psychiatric Hospital, Inc., Cumberland Mental Health, Inc., East
          Carolina   Psychiatric   Services   Corporation, Havenwyck
          Hospital,  Inc.,  Mesa  Psychiatric  Hospital,  Inc., and
          Psychiatric Institute of West Virginia, Inc.  .............

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