Form 10-Q
period 1996-09-30
RAMSAY HEALTH CARE INC
filed 1996-11-19
CIK 773136

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                                   (Mark One)
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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



                          Yes    X          No

           The number of shares of the Registrant's Common Stock outstanding at November 12, 1996 follows:

                  Common Stock, par value $0.01 per share - 8,307,131 shares

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX



                                                                            Page

Part I.   FINANCIAL INFORMATION

Item 1. Financial Statements
    Consolidated balance sheets - September 30, 1996 and
        June 30, 1996 (unaudited).........................................     1

    Consolidated statements of operations - quarter ended September 30, 1996
        and 1995 (unaudited)..............................................     3

    Consolidated statements of cash flows - quarter ended September 30, 1996
        and 1995 (unaudited)..............................................     4

    Notes to consolidated financial statements - September 30, 1996
        (unaudited).......................................................     5

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations.................................................     8


Part II.  OTHER INFORMATION

Item 5. Other Information................................................     12

Item 6. Exhibits and Current Reports on Form 8-K.........................     13

SIGNATURES ..............................................................     14

                          PART I. FINANCIAL INFORMATION

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                              September 30            June 30
                                                  1996                  1996


     ASSETS

CURRENT ASSETS
     Cash and cash equivalents............. $     6,015,000     $     7,605,000
     Patient accounts receivable, less
       allowances for doubtful accounts
       of $3,799,000 and $4,573,000 at
       September 30, 1996 and June 30,
       1996, respectively..................      23,864,000          23,410,000
     Amounts due from third-party
       contractual agencies................       3,737,000           6,479,000
     Current portion of receivable
       from affiliated company.............       1,765,000           1,412,000
     Other receivables.....................       3,440,000           2,985,000
     Deferred income taxes.................       1,398,000           1,398,000
     Other current assets..................       2,635,000           2,372,000
       TOTAL CURRENT ASSETS................      42,854,000          45,661,000



OTHER ASSETS
     Cash held in trust....................         584,000             745,000
     Cost in excess of net asset value
       of purchased businesses.............         586,000             591,000
     Unamortized preopening and loan
        costs..............................         983,000           1,040,000
     Receivable from affiliated company,
        less current portion...............       6,799,000           6,795,000
     Deferred income taxes.................      10,141,000          10,141,000
     Other noncurrent assets...............       1,452,000           1,392,000
                                                 20,545,000          20,704,000


PROPERTY AND EQUIPMENT
     Land..................................       5,025,000           5,025,000
     Building and improvements.............      69,576,000          69,200,000
     Equipment, furniture and fixtures.....      20,603,000          20,325,000
                                                 95,204,000          94,550,000
     Less accumulated depreciation.........      29,280,000          28,157,000
                                                 65,924,000          66,393,000

                                            $   129,323,000     $   132,758,000





                 See notes to consolidated financial statements.

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                   (unaudited)






                                                 September 30        June 30
                                                     1996              1996

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable.......................  $    4,307,000     $    4,990,000
     Accrued salaries and wages.............       4,478,000          5,169,000
     Other accrued liabilities..............       5,055,000          4,412,000
     Amounts due to third-party
       contractual agencies..............          9,305,000          8,435,000
     Current portion of long-term
       debt............................           12,645,000         10,940,000
       TOTAL CURRENT LIABILITIES............      35,790,000         33,946,000

NONCURRENT LIABILITIES
     Other accrued liabilities..............       7,109,000          7,170,000
     Long-term debt, less current
       portion..............................      39,531,000         44,664,000
     Minority interests.....................          25,000            925,000
                                                  46,665,000         52,759,000

STOCKHOLDERS' EQUITY
     Class B convertible preferred
       stock, Series C, $1 par value
       --authorized 152,321 shares;
       issued 142,486 shares (liquidation
       value of $7,244,000) including
       accrued dividends of $91,000 ........        233,000             233,000
     Common Stock, $.01 par value--
       authorized 20,000,000 shares;
       issued 8,888,681 shares at
        September 30, 1996 and 8,605,108
        shares at June 30, 1996.............         89,000              86,000
     Additional paid-in capital.............    100,563,000          99,899,000
     Retained earnings (deficit)............    (50,118,000)        (50,266,000)
     Treasury Stock, at cost--581,550
        shares at September 30, 1996
       and June 30, 1996....................     (3,899,000)         (3,899,000)
           Total stockholders' equity ......     46,868,000          46,053,000

                                             $  129,323,000      $  132,758,000





                 See notes to consolidated financial statements.

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)





                                                   Quarter Ended September 30
                                                     1996               1995

NET REVENUES                                    $ 31,535,000       $ 29,129,000
Expenses:
   Salaries, wages and benefits............       16,616,000         16,239,000
   Other operating expenses................       11,024,000          9,556,000
   Provision for doubtful accounts.........          889,000            956,000
   Depreciation and amortization...........        1,313,000          1,335,000
   Interest and other financing charges....        1,545,000          1,726,000
        TOTAL EXPENSES.....................       31,387,000         29,812,000

INCOME (LOSS) BEFORE MINORITY INTERESTS
   AND INCOME TAXES........................         148,000            (683,000)
Minority interests.........................            ---              (52,000)
INCOME (LOSS) BEFORE INCOME TAXES..........         148,000            (631,000)
Benefit for income taxes...................            ---             (240,000)

      NET INCOME (LOSS)....................     $   148,000        $   (391,000)

Income (loss) per common and dilutive
  common equivalent share:
   Primary.................................           $0.01              $(0.06)
   Fully diluted...........................           $0.01              $(0.06)

Weighted average number of shares
  outstanding:
   Primary.................................       8,174,000           7,721,000
   Fully diluted...........................       8,174,000           7,735,000

















                 See notes to consolidated financial statements.

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                    Quarter Ended September 30
                                                       1996             1995

Cash Flows from Operating Activities
Net income (loss)...........................      $   148,000    $     (391,000)
Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
   Depreciation and amortization............        1,386,000         1,526,000
   Benefit for deferred income taxes........              ---          (280,000)
   Provision for doubtful accounts..........          889,000           956,000
   Management fees paid in common stock.....          189,000               ---
   Minority interests.......................              ---           (52,000)
   Cash flows from (increase) decrease
    in operating assets:
      Accounts receivable...................       (1,343,000)       (3,097,000)
      Amounts due from third-party
        contractual agencies................        2,742,000           653,000
      Other current assets..................         (583,000)          605,000
      Other noncurrent assets...............          (60,000)            3,000
   Cash flows from increase (decrease)
    in operating liabilities:
      Accounts payable......................         (683,000)         (796,000)
      Accrued salaries, wages and other
        liabilities.........................         (109,000)       (1,035,000)
      Amounts due to third-party
        contractual agencies................          870,000           596,000
         Total adjustments..................        3,298,000          (921,000)
            Net cash provided by
              (used in) operating activities        3,446,000        (1,312,000)
Cash Flows from Investing Activities
   Expenditures for property and
      equipment.............................         (654,000)         (345,000)
   Preopening costs.........................          (23,000)          (22,000)
            Net cash used in investing
              activities....................         (677,000)         (367,000)
Cash Flows from Financing Activities
   Loan costs...............................         (101,000)          (21,000)
   Proceeds from exercise of stock
     options and employee stock
     purchase plan..........................              ---            90,000
   Distributions to minority interests......         (900,000)         (540,000)
   Payments on debt.........................       (3,428,000)         (888,000)
   Payment of preferred stock dividends.....          (91,000)          (91,000)
   Cash held in trust.......................          161,000           130,000
            Net cash used in financing
              activities....................       (4,359,000)       (1,320,000)
Net decrease in cash and cash equivalents...       (1,590,000)       (2,999,000)
Cash and cash equivalents at beginning of
 period.....................................        7,605,000         9,044,000
Cash and cash equivalents at end of period..     $  6,015,000    $    6,045,000

Supplemental Disclosures of Cash Flow
 Information
Cash paid during the period for:
   Interest.................................     $  1,254,000    $    1,344,000
   Income taxes.............................           13,000                 0


                 See notes to consolidated financial statements.

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1996


NOTE 1

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are, unless otherwise discussed in this report, of a normal recurring nature and have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

NOTE 2

           At September 30, 1996, the Company's credit facilities included $31,075,000 in senior secured notes and $1,615,386 in subordinated secured notes (the 1990 Credit Facility), and approximately $20,000,000 in letters of credit to support the Company's variable rate demand revenue bonds (the 1993 Credit Facility). The senior secured notes bear interest at 11.6% and require semi-annual principal payments of $3,531,250 from March 31, 1997 through September 30, 1998 and $5,650,000 from March 31, 1999 through March 31, 2000. The subordinated secured notes bear interest at 15.6% and are due in semi-annual installments of $230,769 that began on March 31, 1994 and end on March 31, 2000.

           The variable rate demand revenue bonds were issued in 1984 and 1985, have terms of 30 years and require annual principal payments of $800,000 (through year 2000) and $900,000 to $1,200,000 from years 2001 to maturity. The Company is required to maintain an irrevocable standby letter of credit for each bond in an amount equal to the total principal payments due under the bond (totalling $19,300,000 at September 30, 1996), plus approximately one quarter's interest. Such letters of credit are provided in the 1993 Credit Facility.

           In August 1996, the Company and banks supporting the 1993 Credit Facility agreed to terms which extended its expiration date from February 1997 to August 1997. In connection with this extension, the Company agreed to reduce the bank group's exposure under the 1993 Credit Facility to $17,145,835 (an approximate $3 million reduction) by December 31, 1996 and to $15,000,000 by July 1, 1997.

           Under the 1993 and 1990 Credit Facilities, the Company is required to meet certain covenants, including: (1) the maintenance of a minimum level of consolidated tangible net worth; (2) the maintenance of a minimum working capital ratio; and (3) the maintenance of certain fixed charge and debt service

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

coverage ratios. From time to time, the lenders under the 1993 and 1990 Credit Facilities have agreed to waive or otherwise adjust certain of these ratios and levels. In connection with these waivers and adjustments, the Company pays additional fees and expenses. Further, as part of the waivers and adjustments obtained as of June 30, 1996, the Company agreed to provide its Hillcrest Hospital facility and related assets as additional collateral to the lenders and agreed not to pay cash dividends in respect of its Common Stock or Class B Preferred Stock, Series C.

A summary of the Company's debt obligations is as follows:

                                                  September 30        June 30
                                                      1996              1996

11.6% senior secured notes .................   $    31,075,000   $   34,169,000
Variable rate demand revenue bonds .........        19,300,000       19,400,000
15.6% subordinated secured notes ...........         1,615,000        1,846,000
Other notes payable.........................           186,000          189,000
                                                    52,176,000       55,604,000
Less amounts due within one year............        12,645,000       10,940,000
                                               $    39,531,000   $   44,664,000


           The Company has pledged substantially all of its real property as collateral on its long-term debt.

NOTE 3

           In April 1995, the Company sold and leased back the land, buildings and fixed equipment of two of its inpatient facilities. The leases have a primary term of 15 years (with three successive renewal options of 5 years each) and currently require an aggregate annual minimum rental of $1.58 million, payable monthly. Effective April 1 of each year, the lease payments are subject to any upward adjustment (not to exceed 3% annually) in the consumer price index over the preceding twelve months. Effective April 1995, the Company agreed to lease an 80-bed facility near Salt Lake City, Utah for four years, with an option to renew for an additional three years. The lease requires annual base rental payments of $456,000, payable monthly, and percentage rental payments equal to 2% of the net revenues of the facility, payable quarterly. The Company leases office space for various other purposes over terms ranging from one to five years. Annual rent expense related to noncancellable operating leases totals approximately $3.0 million.

NOTE 4

           Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 1996, net operating loss carryovers of approximately $23,600,000 (of which $17,600,000 expires from 2000 to 2003, $3,800,000 expires in 2010 and
$2,200,000 expires in 2011) and alternative minimum tax credit carryovers of

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

approximately $1,500,000 are available to reduce future federal income taxes, subject to certain annual limitations.

NOTE 5

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

           At September 30, 1996, total net cash advances made by the Company to or on behalf of RMCI, including for purposes of partially funding acquisitions and for working capital and other corporate purposes, totalled $8,564,000. Of this amount, $6,000,000 is represented by an unsecured, interest- bearing (8%), subordinated promissory note due from RMCI and issued on October 25, 1994. The remaining amount, which is also unsecured, includes $480,000 of accrued interest on the promissory note since October 1, 1995 and $2,084,000 of additional amounts paid by RHCI on behalf of RMCI or charges by RHCI to RMCI for certain administrative services. Of the $6,000,000 due on the subordinated promissory note, approximately $1,765,000 is due on or before September 30,1997 and the remainder is payable in 12 quarterly installments of approximately $353,000, beginning December 31, 1997. RHCI has agreed that the payment of interest on the subordinated promissory note for the period October 1, 1995 through September 30, 1997, as well as the $2,084,000 of additional amounts owed, will not be required until after October 1, 1997, all on terms and conditions to be mutually agreed to by RHCI and RMCI.

           As previously announced, on October 1, 1996, the Company and RMCI entered into an agreement and plan of merger providing for the merger of RMCI into a wholly owned subsidiary of the Company. Following the merger, all amounts owed by RMCI to the Company will become an intercompany payable and receivable between RMCI and RHCI, respectively. The merger is subject to approval by the shareholders of each company, the receipt of lender, governmental and other consents and the declaration of effectiveness by the Securities and Exchange Commission of a registration statement filed by the Company. Subject to the satisfaction of these conditions, it is expected that the merger will be consummated in March 1997.

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           The Company pursues business expansion opportunities which are consistent with its overall strategic plan and disposes of operations no longer considered viable or consistent with this plan. Due to cost-containment pressures imposed by managed care organizations, governmental and other third-party payors, one of the Company's strategic objectives is to reduce its dependence on acute psychiatric inpatient care revenues and to expand its less intensive inpatient behavioral programs, including residential treatment and youth-oriented correctional service programs, which require longer lengths of stay.

           Further, the Company is restructuring its outpatient services in an effort to enhance the Company's relationship with managed care organizations and increase the Company's outpatient revenues. In connection with this strategy and as previously announced, on October 1, 1996, the Company and RMCI entered into an agreement and plan of merger providing for the acquisition of RMCI by the Company (see Note 5 in "Item 1. Financial Statements" above).

           In connection with the "safe-harbor" provision of the Private Securities Litigation Reform Act of 1995, the Company notes that this Quarterly Report on Form 10-Q contains forward-looking statements about the Company. The Company is hereby setting forth cautionary statements identifying important factors that may cause the Company's actual results to differ materially from any forward- looking statement. Some of the most significant factors include (i) accelerating changes occurring in the health care industry, including competition from consolidating and integrated health care provider systems, the imposition of more stringent admission criteria by payors, increased payor pressures to limit lengths of stay, limitations on reimbursement rates and limitations on annual and lifetime patient health benefits, (ii) federal and state governmental budgetary constraints which could have the effect of limiting the amount of funds available to support governmental health care programs, including Medicare and Medicaid, and (iii) statutory, regulatory and administrative changes or interpretations of existing statutory and regulatory provisions affecting the conduct of the Company's business and affecting current and prior reimbursement for the Company's services. While the Company believes that implementing the above-described strategies will enable the Company to improve its operations and financial condition, there can be no assurance that the Company will be successful in doing so.

Results of Operations

           The following table sets forth, for the periods indicated, certain items of the Company's Consolidated Statements of Operations as a percentage of the Company's net revenues.

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                                                Percentage of Net Revenues
                                                      Quarter Ended
                                                       September 30
                                                1996                 1995

    Net revenues............................    100.0  %             100.0  %
    Expenses:
         Salaries, wages and benefits.......     52.7                 55.7
         Other operating expenses...........     34.9                 32.8
         Provision for doubtful accounts....      2.8                  3.3
         Depreciation and amortization......      4.2                  4.6
         Interest expense...................      4.9                  5.9
    Total expenses..........................     99.5                102.3
    Income loss before minority interests
     and income taxes.......................      0.5  %              (2.3)  %


           Net revenues in the quarter ended September 30, 1996 were $31.5 million, compared to $29.1 million in the comparable quarter of the prior fiscal year. Same facility net inpatient revenues increased 2% between periods (from $22.2 million in the September 1995 quarter to $22.6 million in the current year quarter) due to a 6% increase in acute psychiatric and residential treatment admissions and patient days, offset by a 4% decrease between periods in the Company's same facility net inpatient revenue per patient day. In addition, net revenues related to subacute operations increased by $1.9 million between periods (from $2.2 million in the prior year period, or 8% of total net revenues of the Company, to $4.1 million in the current year period, or 13% of total net revenues of the Company), as subacute patient days increased from 2,631 in the prior year comparable quarter to 4,939 in the current year quarter. Net revenues associated with outpatient and contract management services remained stable between periods.

           Salaries, wages and benefits in the quarter ended September 30, 1996 were $16.6 million, compared to $16.2 million in the comparable quarter of the prior fiscal year. Same facility salaries, wages and benefits decreased $0.4 million (from $14.2 million to $13.8 million) between periods, or 3%, due to the continued increase in residential treatment services, which are less labor intensive than acute psychiatric services. The decrease in same facility salaries, wages and benefits was offset by a $0.7 million increase in subacute salaries, wages and benefits, due to the increase in subacute patient volume between periods.

           Other operating expenses in the quarter ended September 30, 1996 were $11.0 million, compared to $9.6 million in the comparable quarter of the prior fiscal year. Same facility other operating expenses remained stable between periods at $8.0 million, whereas other operating expenses of the subacute units increased by $1.4 million between periods due to the previously discussed increase in subacute patient volume between periods.

           The provision for doubtful accounts in the quarter ended September 30, 1996 totalled $0.9 million, which compares to the $1.0 million provision for doubtful accounts in the prior year comparable quarter. Also, depreciation and amortization expense in the quarters ended September 30, 1996 and 1995 totalled $1.3 million.

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

           Interest expense decreased from $1.7 million in the quarter ended September 30, 1995 to $1.5 million in the current year comparable quarter. Debt levels were reduced between periods through regularly scheduled principal payments on the Company's subordinated secured notes and variable rate demand revenue bonds. Also, in the prior year comparable quarter, the Company recorded interest expense in respect of borrowings under a working capital facility which was paid off and cancelled in December 1995.

           The Company did not record a provision for income taxes in the current year quarter based on an adjustment to the deferred tax valuation allowance recorded on deferred tax assets.

Financial Condition

           The Company records amounts due to or from third-party contractual agencies (Medicare, Medicaid and Blue Cross) based on its best estimate, using the principles of cost reimbursement, of amounts to be ultimately received or paid under current and prior years' cost reports filed (or to be filed) with the appropriate intermediaries. Ultimate settlements and other lump-sum adjustments due from and paid to these intermediaries occur at various times during the fiscal year. At September 30, 1996, amounts due from Medicare, Medicaid and Blue Cross totalled $2.7 million, $0.8 million and $0.2 million, respectively. Also at September 30, 1996, amounts due to Medicare, Medicaid and Blue Cross totalled $7.8 million, $0.9 million and $0.6 million, respectively. Changes in these amounts since June 30, 1996 are the result of fiscal intermediary lump sum adjustments, prior year cost report settlements and current year estimated settlements recorded during the three months ended September 30, 1996.

           During the three months ended September 30, 1996, amounts owed to minority interests decreased by $0.9 million due to a final distribution made to the minority partners in the Three Rivers Hospital Limited Partnership. Subsequent to this distribution, the Three Rivers Hospital Limited Partnership was dissolved.

           The Company has net deferred tax assets totalling approximately $11.5 million, which includes a valuation allowance of $4.4 million, at September 30, 1996. Management has considered the effects of implementing tax planning strategies, consisting of the sales of certain appreciated property, as the primary basis for recognizing deferred tax assets at September 30, 1996. The ultimate realization of deferred tax assets may be affected by changes in the underlying values of the properties considered in the Company's tax planning strategies, which values are dependent upon the operating results and cash flows of the individual properties. The Company evaluates the realizability of its deferred tax assets on a quarterly basis by reviewing its tax planning strategies and the adequacy of its valuation allowance.

           At September 30, 1996, the current portion of long-term debt was $12.6 million, compared to $10.9 million at June 30, 1996. This increase primarily resulted from the Company's commitment in August 1996 to reduce the exposure of its bank group from approximately $17 million to $15 million by July 1, 1997.

           In August 1996, a corporate affiliate of Paul J. Ramsay, the Chairman of the Board of the Company, acquired through a private placement 275,546 shares of Common Stock of the Company at a price of $2.75 per share. These shares were

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

issued for management fees due under a management agreement with another corporate affiliate of Mr. Ramsay during 1997. The Company recorded the issuance of these shares as prepaid management fees, which is included in prepaid and other current assets in the accompanying balance sheet, and will amortize this amount in its statement of operations ratably over the twelve months ending June 30, 1997.

           On September 10, 1996, the Company entered into a letter agreement with the corporate affiliates discussed above terminating the management agreement effective July 1, 1997. In consideration for this termination, the Company issued warrants to one of the corporate affiliates to purchase 250,000 shares of Common Stock at an exercise price of $2.63 per share. These warrants are fully exercisable as of September 10, 1996 and expire on September 10, 2006.

Liquidity and Capital Resources

           The Company's credit facilities include $31.1 million in senior secured notes, approximately $20 million in letters of credit and $1.6 million in subordinated secured notes. The senior secured notes bear interest at 11.6% and require semi-annual principal payments of $3.5 million from March 31, 1997 through September 30, 1998 and $5.65 million from March 31, 1999 through March 31, 2000. The subordinated secured notes bear interest at 15.6% and require semi-annual principal payments of $0.2 million through March 31, 2000. Required annual principal payments on the variable rate demand revenue bonds total $0.8 million through year 2000 and $0.9 million to $1.2 million in years 2001 through 2015. In August 1996, the Company and the banks supporting the 1993 Credit Facility agreed to terms which extended the expiration date of the 1993 Credit Facility from February 15, 1997 to August 15, 1997. In connection with this extension, the Company agreed to reduce the banks' exposure under the 1993 Credit Facility to $17,145,835 (an approximate $3 million reduction) by December 31, 1996 and to $15,000,000 by July 1, 1997.

           The Company expects to satisfy its requirement to reduce the bank group's exposure on December 31, 1996 through (a) proceeds from a working capital facility secured by certain of the Company's receivables, (b) the possible sale of the Company's facility in Fort Walton Beach, Florida, or (c ) a transaction in which the Company would contribute one of its facilities to a new entity which would be jointly owned by the Company and a medical/surgical facility in the market area that the Company's facility is located. The medical/surgical facility would contribute cash and other consideration to the new entity. Through economies of scale, infrastructure savings and new business opportunities of the new entity, the Company believes its income from the new entity could approximate the income currently realized from this facility. In connection with this transaction, the revenue bonds outstanding on the facility would be redeemed or a substitute letter of credit would be issued, thereby achieving the Company's commitment to reduce the exposure of its bank group by approximately $3 million by December 31, 1996. At present, the Company does not have a commitment for a working capital facility, has not entered into an agreement to sell its Fort Walton Beach facility and has not entered into an agreement in respect of the above-described joint venture transaction. There can be no assurance that the Company will consummate any of the foregoing transactions.

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

           In May 1996, the Company signed a letter of intent to sell its Three Rivers facility to an independent party. The Company expects to receive approximately $2.2 million from the sale of this facility in December 1996. At present, the Company has not entered into a definitive agreement to sell its Three Rivers facility.

           In response to market demands, the Company is currently converting an additional 37 beds at its Texas facilities from psychiatric care to subacute care. Future renovation costs associated with this project, which is expected to be completed by January 1, 1997, will approximate $0.5 million. No other commitments to make material capital expenditures exist at this time.

           As part of the Company's business strategy, the Company intends to refinance its debt during the next fiscal year to provide funds for growth and working capital, as well as to reschedule the current level of principal repayment required under the 1990 Credit Facility. At present, the Company does not have a commitment from any lender to refinance its outstanding debt obligations.

           The Company's current primary cash requirements relate to its normal operating expenses, the requirement to reduce its banks' credit exposure as discussed above, principal payments on its senior secured notes, routine capital improvements at its facilities and the above mentioned renovation project.

           On the basis of its historical cash collection experience and projected cash needs, the Company believes that its existing cash resources, internally generated funds from operations, proceeds from the sale of Three Rivers Hospital, debt reductions derived from the Company's business strategies discussed above and a refinancing of the Company's outstanding debt will be sufficient to meet its current cash requirements and future identifiable needs. Further, the Company believes that the resolution of the matter with the State of Louisiana discussed below in "Item 5. Other Information" will not have a material adverse effect on its liquidity.


                           PART II - OTHER INFORMATION

Item 5.  Other Information

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

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

           On the basis of discussions to date between the Company and the State, the Company believes that this matter may be settled for an amount significantly less than the State's initial requests. Any settlement of this matter will be contingent upon the execution of settlement documentation, the terms of which have not been agreed upon. Further, there can be no assurance that the Company and the State will agree on a settlement amount or the terms and conditions of settlement documentation. The Company intends to vigorously contest any position by the State of Louisiana which the Company considers adverse and believes that an adequate reserve exists at September 30, 1996 for the estimated amount which might be recovered from the Company as a result of this matter.

           Effective November 1, 1996, the Company amended the Rights Agreement dated as of August 1, 1995, as amended by the Amendment thereto dated as of October 3, 1995, between the Company and First Union National Bank of North Carolina, as Rights Agent (as so amended, the "Agreement"), by excluding from the definition of "Acquiring Person" in the Agreement persons who are elgible to file a statement on Schedule 13G under Rule 13d-1(b) under the Securities Exchange Act of 1934 who acquire beneficial ownership of less than 25% of the Company's capital stock, unless and until the conditions set forth in Rule 13d-1(b) (3) or (4) exist. For a more complete description of the foregoing, see Amendment No. 2 to the Agreement, attached hereto as Exhibit 10.101.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are as follows:

         Exhibit 10.99
              Employment Agreement dated August 12, 1996 by and between the Company and Remberto Cibran

         Exhibit 10.100
              Services Agreement dated August 12, 1996 by and between the Company and Healthlink Enterprises, Inc.

         Exhibit 10.101
               Amendement No. 2 dated as of November 1, 1996 to that certain Rights Agreement dated as of August 1, 1995, as amended by that certain Amendment dated as of October 3, 1995, between Ramsay Health Care, Inc. and First Union National Bank of North Carolina, as Rights Agent.

         Exhibit 11
              Computation of Net Income per Share

         Exhibit 27
              Financial Data Schedule

(b)      Current Reports on Form 8-K

              The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 1996. Subsequent to September 30, 1996, the Company filed the following Current Report on Form 8-K with the Commission:

                  * Form 8-K dated October 2, 1996 relating to the proposed merger between the Company and Ramsay Managed Care, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereupon duly authorized.


                                 RAMSAY HEALTH CARE, INC.
                                 Registrant



                                 /s/ Carol C. Lang
                                     Carol C. Lang
                                     Chief Financial Officer





Date:  November 19, 1996