Form 10-Q
period 1996-12-31
RAMSAY HEALTH CARE INC
filed 1997-02-19
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

/  /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

    For the Transition period from                     to
                                   --------------------  ------------------

                          Commission file No. 0-13849

                            RAMSAY HEALTH CARE, INC.

             (Exact name of registrant as specified in its charter)

      Delaware                               63-0857352
      (State or other jurisdiction           (I.R.S. Employer
      of incorporation or organization)      Identification Number)


                                Columbus Center
                               One Alhambra Plaza
                                   Suite 750
                          Coral Gables, Florida 33134
              (Address of principal executive offices)  (Zip Code)

      Registrant's telephone number, including area code:  (305) 569-6993

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

     The number of shares of the Registrant's Common Stock outstanding at February 14, 1997 follows:

           Common Stock, par value $0.01 per share - 8,425,431 shares

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                                   FORM 10-Q


                                     INDEX



                                                                      Page

Part I.   FINANCIAL INFORMATION

Item 1. Financial Statements

       Consolidated balance sheets - December 31, 1996 and
       June 30, 1996 (unaudited).....................................   1

Consolidated statements of operations - three and six months ended
       December 31, 1996 and 1995 (unaudited)........................   3

Consolidated statements of cash flows - six months ended
       December 31, 1996 and 1995 (unaudited)........................   4

Notes to consolidated financial statements - December 31, 1996
       (unaudited)...................................................   5

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations............................................   8


Part II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders..........  15

Item 5. Other Information............................................  15

Item 6. Exhibits and Reports on Form 8-K.............................  16

SIGNATURES...........................................................  17

                         PART I.  FINANCIAL INFORMATION

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                      December 31,     June 30,
                                                          1996           1996
                                                      ------------     --------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents........................  $  9,060,000  $  7,605,000
   Patient accounts receivable, less allowances for
    doubtful accounts of $3,725,000 and $4,573,000
    at December 31, 1996 and June 30, 1996,
    respectively....................................    24,839,000    23,410,000


   Amounts due from third-party contractual agencies     2,938,000     6,479,000
   Receivable from affiliated company...............     2,118,000     1,412,000
   Other receivables................................     3,646,000     2,985,000
   Deferred income taxes............................     1,398,000     1,398,000
   Other current assets.............................     2,166,000     2,372,000
                                                      ------------  ------------
      TOTAL CURRENT ASSETS..........................    46,165,000    45,661,000

OTHER ASSETS
   Cash held in trust...............................       457,000       745,000
   Cost in excess of net asset value of purchased
    businesses......................................       580,000       591,000
   Unamortized preopening and loan costs............     1,207,000     1,040,000
   Receivable from affiliated company...............     6,697,000     6,795,000
   Deferred income taxes............................     9,190,000    10,141,000
   Other noncurrent assets..........................     1,695,000     1,392,000
                                                      ------------  ------------
      TOTAL OTHER ASSETS............................    19,826,000    20,704,000

PROPERTY AND EQUIPMENT
   Land.............................................     5,025,000     5,025,000
   Building and improvements........................    70,149,000    69,200,000
   Equipment, furniture and fixtures................    21,067,000    20,325,000
                                                      ------------  ------------
                                                        96,241,000    94,550,000
   Less accumulated depreciation....................    30,370,000    28,157,000
                                                      ------------  ------------
                                                        65,871,000    66,393,000
                                                      ------------  ------------

                                                      $131,862,000  $132,758,000
                                                      ============  ============


                See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                   December 31,     June 30,
                                                       1996           1996
                                                   ------------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable..............................  $  4,740,000   $  4,990,000
   Accrued salaries and wages....................     5,492,000      5,169,000
   Other accrued liabilities.....................     5,114,000      4,412,000
   Amounts due to third-party contractual
    agencies.....................................     9,616,000      8,435,000
   Current portion of long-term debt.............    11,970,000     10,940,000
                                                   ------------   ------------
      TOTAL CURRENT LIABILITIES..................    36,932,000     33,946,000

NONCURRENT LIABILITIES
   Other accrued liabilities.....................     6,498,000      7,170,000
   Long-term debt, less current portion..........    39,531,000     44,664,000
   Minority interests............................        25,000        925,000
                                                   ------------   ------------
      TOTAL NONCURRENT LIABILITIES...............    46,054,000     52,759,000

STOCKHOLDERS' EQUITY
   Class B convertible preferred stock, Series
    C, $1 par value -- authorized 152,321
    shares; issued 142,486 shares (liquidation
    value of $7,244,000) including accrued
    dividends of $181,000 at December 31, 1996
    and $91,000 at June 30, 1996.................       324,000        233,000
   Common Stock, $.01 par value -- authorized
    20,000,000 shares; issued 9,006,981 at
    December 31, 1996 and 8,605,108 shares at
    June 30, 1996................................        90,000         86,000
   Additional paid-in capital....................   100,636,000     99,899,000
   Retained earnings (deficit)...................   (48,275,000)   (50,266,000)
   Treasury Stock, at cost -- 581,550 shares at
    December 31, 1996 and June 30, 1996..........    (3,899,000)    (3,899,000)
                                                   ------------   ------------
                                                     48,876,000     46,053,000
                                                   ------------   ------------

                                                   $131,862,000   $132,758,000
                                                   ============   ============


                See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                        Quarter Ended            Six Months Ended
                                                         December 31,               December 31,
                                                  ------------------------  ------------------------
                                                     1996          1995         1996          1995
                                                  ----------     ---------  -----------     --------

NET REVENUES                                      $35,072,000  $31,815,000   $66,607,000  $60,944,000

Expenses:
   Salaries, wages and benefits.................   16,647,000   16,194,000    33,263,000   32,433,000
   Other operating expenses.....................   11,332,000   10,190,000    22,356,000   19,746,000
   Provision for doubtful accounts..............    1,260,000    1,070,000     2,149,000    2,026,000
   Depreciation and amortization................    1,280,000    1,291,000     2,593,000    2,626,000
   Interest and other financing charges.........    1,489,000    1,783,000     3,034,000    3,509,000
                                                  -----------  -----------   -----------  -----------
      TOTAL EXPENSES............................   32,008,000   30,528,000    63,395,000   60,340,000
                                                  -----------  -----------   -----------  -----------

INCOME BEFORE MINORITY INTERESTS
 AND INCOME TAXES...............................    3,064,000    1,287,000     3,212,000      604,000
Minority interests..............................        --         (49,000)       --         (101,000)
                                                  -----------  -----------   -----------  -----------

INCOME BEFORE INCOME TAXES......................    3,064,000    1,336,000     3,212,000      705,000
Provision for income taxes......................    1,221,000      501,000     1,221,000      261,000
                                                  -----------  -----------   -----------  -----------

   NET INCOME...................................  $ 1,843,000  $   835,000   $ 1,991,000  $   444,000
                                                  ===========  ===========   ===========  ===========

Income per common and dilutive common
 equivalent share:
   Primary......................................        $0.19        $0.09         $0.21        $0.05
   Fully diluted................................        $0.19        $0.09         $0.21        $0.05

Weighted average number of shares outstanding:
   Primary......................................    9,814,000    9,378,000     9,706,000    9,262,000
   Fully diluted................................    9,814,000    9,438,000     9,706,000    9,438,000


                See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                 Six Months Ended December 31,
                                                ------------------------------
                                                     1996             1995
                                                    ------           ------
Cash Flows from Operating Activities:
Net income....................................     $ 1,991,000     $   444,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization................       2,739,000       3,035,000
 Deferred income tax benefit..................         951,000         261,000
 Provision for doubtful accounts..............       2,149,000       2,026,000
 Management and director fees paid in common
  stock.......................................         922,000              --
 Minority interests...........................              --        (101,000)
 Cash flows from (increase) decrease in
  operating assets:
   Patient accounts receivable................      (3,578,000)     (4,277,000)
   Amounts due from third-party contractual
    agencies..................................       3,541,000        (217,000)
   Other current assets.......................        (620,000)        772,000
   Receivable from affiliated company.........        (608,000)       (333,000)
   Other noncurrent assets....................        (303,000)         95,000
 Cash flows from increase (decrease) in
  operating liabilities:
   Accounts payable...........................        (250,000)     (1,440,000)
   Accrued salaries, wages and other
    liabilities...............................         353,000        (478,000)
   Amounts due to third-party contractual
    agencies..................................       1,181,000         336,000
                                                   -----------     -----------
      Total adjustments.......................       6,477,000        (321,000)
                                                   -----------     -----------
         Net cash provided by operating
          activities..........................       8,468,000         123,000
                                                   -----------     -----------
Cash flows from Investing Activities:
 Expenditures for property and equipment, net.      (1,743,000)       (648,000)
 Preopening costs.............................        (349,000)        (22,000)
 Cash held in trust...........................         288,000         186,000
                                                   -----------     -----------
   Net cash used in investing activities......      (1,804,000)       (484,000)
                                                   -----------     -----------
Cash Flows from Financing Activities:
 Loan costs...................................        (115,000)       (217,000)
 Proceeds from exercise of stock options and
  stock purchases.............................              --         526,000
 Distributions to minority interests..........        (900,000)       (720,000)
 Payments on debt.............................      (4,103,000)     (2,700,000)
 Payment of preferred stock dividends.........         (91,000)       (182,000)
                                                   -----------     -----------
   Net cash used in financing activities......      (5,209,000)     (3,293,000)
                                                   -----------     -----------
Net decrease in cash and cash equivalents.....       1,455,000      (3,654,000)
Cash and cash equivalents at beginning of
 period.......................................       7,605,000       9,044,000
                                                   -----------     -----------
Cash and cash equivalents at end of period....     $ 9,060,000     $ 5,390,000
                                                   ===========     ===========

Supplemental Disclosures of Cash Flow
 Information
Cash paid during the period for:
 Interest.....................................     $ 2,513,000     $ 2,672,000
 Income taxes.................................          25,000          89,000

                See notes to consolidated financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               December 31, 1996


NOTE 1

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are, unless otherwise discussed in this report, of a normal recurring nature and have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the three and six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

NOTE 2

     As previously announced, the Company is contemplating a $75 million senior debt offering through a private placement pursuant to Rule 144A to refinance existing indebtedness and for other general corporate purposes. Any private placement of the debt securities will be made only by means of an offering memorandum, and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

     At December 31, 1996, the Company's credit facilities included $31,075,000 in senior secured notes and $1,615,386 in subordinated secured notes (the 1990 Credit Facility), and approximately $19,000,000 in letters of credit, which support the Company's variable rate demand revenue bonds (the 1993 Credit Facility). The senior secured notes bear interest at 11.6% and require semi-annual principal payments of $3,531,250 from March 31, 1997 through September 30, 1998 and $5,650,000 from March 31, 1999 through March 31, 2000. The subordinated secured notes bear interest at 15.6% and are due in semi-annual installments of $230,769 from March 31, 1997 through March 31, 2000.

     The variable rate demand revenue bonds were issued in 1984 and 1985, have terms of 30 years and at December 31, 1996 required annual principal payments of $800,000 (through year 2000) and $900,000 to $1,200,000 (from years 2001 to maturity). The Company is required to maintain an irrevocable standby letter of credit for each bond in an amount equal to the total principal payment due under the bonds (totalling $18,600,000 at December 31, 1996), plus approximately one quarter's interest. Such letters of credit are provided in the 1993 Credit Facility.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

     In August 1996, the Company and banks supporting the 1993 Credit Facility agreed to terms which extended its expiration date from February 1997 to August 1997. In connection with this extension, the Company agreed to reduce the bank group's exposure under the 1993 Credit Facility to $17,145,835 on or about December 31, 1996 and to $15,000,000 by July 1, 1997. On January 2, 1997, the
former requirement was satisfied when the Company fully redeemed, with a $2,900,000 principal payment, one of the outstanding demand revenue bonds supported by the 1993 Credit Facility.

     Under the 1993 and 1990 Credit Facilities, the Company is required to meet certain covenants, including: (1) the maintenance of a minimum level of consolidated tangible net worth; (2) the maintenance of a minimum working capital ratio; and (3) the maintenance of certain fixed charge and debt service coverage ratios. From time to time, the lenders under the 1993 and 1990 Credit Facilities have agreed to waive or otherwise adjust certain of these ratios and levels. In connection with these waivers and adjustments, the Company pays additional fees and expenses. Further, as part of the waivers and adjustments obtained as of June 30, 1996, the Company agreed to provide its Hillcrest Hospital facility and related assets as additional collateral to the lenders and agreed not to pay cash dividends in respect of its Common Stock or Class B Preferred Stock, Series C.

A summary of the Company's debt obligations is as follows:

                                      December 31    June 30
                                         1996         1996
                                         ----         ----
11.6% senior secured notes..........  $31,075,000  $34,169,000
Variable rate demand revenue bonds..   18,600,000   19,400,000
15.6% subordinated secured notes....    1,615,000    1,846,000
Other notes payable.................      211,000      189,000
                                      -----------  -----------
                                       51,501,000   55,604,000
Less amounts due within one year....   11,970,000   10,940,000
                                      -----------  -----------
                                      $39,531,000  $44,664,000
                                      ===========  ===========

     The Company has pledged substantially all of its real property as collateral on its long-term debt.

NOTE 3

     In April 1995, the Company sold and leased back the land, buildings and fixed equipment of two of its inpatient facilities. The leases have a primary term of 15 years (with three successive renewal options of 5 years each) and currently require an aggregate annual minimum rental of $1.58 million, payable monthly. Effective April 1 of each year, the lease payments are subject to any upward adjustment (not to exceed 3% annually) in the consumer price index over the preceding twelve months. Effective April 1995, the Company agreed to lease an 80-bed facility near Salt Lake City, Utah for four years, with an option to renew for an additional three years. The lease requires annual base rental payments of $456,000, payable monthly, and percentage rental payments equal to 2% of the net revenues of the facility, payable quarterly. The Company leases office space for

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

various other purposes over terms ranging from one to five years. Annual rent expense related to noncancellable operating leases totals approximately $3 million.

NOTE 4

     Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1996, net operating loss carryovers of approximately $19,000,000 (of which $13,000,000 expires from 2000 to 2003, $3,800,000 expires in 2010 and $2,200,000 expires in 2011) and alternative minimum tax credit carryovers of approximately $1,500,000 are available to reduce future federal income taxes, subject to certain annual limitations.

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

     At December 31, 1996, total net cash advances made by the Company to or on behalf of RMCI, including for purposes of partially funding acquisitions and for working capital and other corporate purposes, totalled $8,815,000. Of this amount, $6,000,000 is represented by an unsecured, interest-bearing (8%) subordinated promissory note due from RMCI and issued on October 25, 1994. The remaining amount, which is also unsecured, includes $600,000 of accrued interest on the promissory note since October 1, 1995 and $2,215,000 of additional amounts paid by the Company on behalf of RMCI or charges by the Company to RMCI for certain administrative services. Of the $6,000,000 due on the subordinated promissory note, approximately $2,118,000 is due on or before December 31, 1997 and the remainder is payable in 11 quarterly installments of approximately $353,000, beginning March 31, 1998. The Company has agreed that the payment of interest on the subordinated promissory note for the period October 1, 1995 through December 31, 1997, as well as the $2,215,000 of additional amounts owed, will not be required until after January 1, 1998, all on terms and conditions to be mutually agreed to by the Company and RMCI.

     As previously announced, on October 1, 1996, the Company and RMCI entered into an agreement and plan of merger providing for the merger of RMCI into a wholly owned subsidiary of the Company. Following the merger, all amounts owed by RMCI to the Company will become an intercompany payable and receivable between RMCI and the Company, respectively. The merger is subject to approval by the shareholders of each company, the receipt of lender,

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

governmental and other consents and the declaration of effectiveness by the Securities and Exchange Commission of a registration statement filed by the Company. Subject to the satisfaction of these conditions, it is expected that the merger will be consummated in March 1997.

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

     Further, the Company is restructuring its outpatient services in an effort to enhance the Company's relationship with managed care organizations and increase the Company's outpatient revenues. In connection with this strategy and as previously announced, on October 1, 1996, the Company and RMCI entered into an agreement and plan of merger providing for the acquisition of RMCI by a wholly owned subsidiary of the Company (see Note 5 in "Item 1. Financial Statements" above).

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


                                                 Percentage of Net Revenues
                                              Quarter Ended   Six Months Ended
                                               December 31       December 31
                                               -----------       -----------
                                               1996    1995      1996    1995
                                               ----    ----      ----    ----

Net revenues...............................   100.0   100.0     100.0    100.0
Expenses:
   Salaries, wages and benefits............    47.5    50.9      49.9     53.2
   Other operating expenses................    32.3    32.0      33.6     32.4
   Provision for doubtful accounts.........     3.6     3.4       3.2      3.3
   Depreciation and amortization...........     3.7     4.1       3.9      4.3
   Interest expense........................     4.2     5.6       4.6      5.8
                                              -----   -----     -----    -----
Total expenses.............................    91.3    96.0      95.2     99.0
                                              -----   -----     -----    -----
Income before minority interests and
   income taxes............................     8.7     4.0       4.8      1.0

Minority interests.........................      --    (0.2)       --     (0.2)
                                              -----   -----     -----    -----
Income before income taxes.................     8.7     4.2       4.8      1.2
                                              =====   =====     =====    =====


Quarter Ended December 31, 1996 Compared to
Quarter Ended December 31, 1995

     Net revenues in the quarter ended December 31, 1996 were $35.1 million, compared to $31.8 million in the comparable quarter of the prior fiscal year. The material changes in net revenues between these periods consisted of a) a $1.3 million decrease in same facility net inpatient revenues between periods,
b) a $0.2 million decrease in same facility net outpatient revenues between periods, c) a $1.6 million increase in net patient revenues related to the Company's subacute operations, d) a $0.4 million increase in net revenues (from $0.7 million in the December 1995 quarter to $1.1 million in the current year quarter) related to the Company's contract services division and e) the impact of a favorable cash judgment awarded the Company by the courts of the State of Missouri. In this matter, the courts ruled that the Company's facility in Nevada, Missouri had received insufficient reimbursement from the Missouri Department of Social Services for the provision of behavioral health care to Medicaid patients from 1990 to 1996. This judgment, net of related costs, increased net revenues in the quarter ended December 31, 1996 by $2.9 million.

     Same facility net inpatient revenues decreased 6% between periods (from $22.7 million in the December 1995 quarter to $21.4 million in the current year quarter) due to a 3% decline in acute psychiatric patient days between periods, as well as the continued shift of the Company's inpatient business from acute psychiatric patients to less intensive (and consequently lower paying) residential treatment patients. For the quarter ended December 31, 1996, approximately 45% of the Company's behavioral health patient days related to residential treatment patients, compared to 42% in the prior year comparable quarter. In addition, net revenues related to subacute operations increased by $1.6 million between periods (from $3.2 million in the prior year period, or 10% of

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


total net revenues of the Company, to $4.8 million in the current year period, or 14% of total net revenues of the Company), as subacute patient days increased from 3,409 in the prior year comparable quarter to 5,212 in the current year quarter.

     Salaries, wages and benefits in the quarter ended December 31, 1996 were $16.6 million, compared to $16.2 million in the comparable quarter of the prior fiscal year. Same facility salaries, wages and benefits decreased $0.4 million (from $14.2 million to $13.8 million) between periods, or 3%, due to the continued increase in residential treatment services, which are less labor intensive than acute psychiatric services. The decrease in same facility salaries, wages and benefits was offset by a $0.5 million increase in subacute salaries, wages and benefits, due to the increase in subacute patient volume between periods, and a $0.3 million increase in salaries, wages and benefits related to the Company's contract services division.

     Other operating expenses in the quarter ended December 31, 1996 were $11.3 million, compared to $10.2 million in the comparable quarter of the prior fiscal year. Same facility other operating expenses remained stable between periods at $7.8 million, other operating expenses of the subacute units increased by $0.9 million between periods due to the previously discussed increase in subacute patient volume between periods, and corporate other operating expenses of the Company increased $0.3 million between periods.

     The provision for doubtful accounts in the quarter ended December 31, 1996 totalled $1.3 million, which compares to the $1.1 million provision for doubtful accounts in the prior year comparable quarter. Also, deprecation and amortization expense in the quarters ended December 31, 1996 and 1995 totalled $1.3 million.

     Interest expense decreased from $1.8 million in the quarter ended December 31, 1995 to $1.5 million in the current year comparable quarter. Debt levels were reduced between periods through regularly scheduled principal payments on the Company's subordinated secured notes and variable rate demand revenue bonds and a $3.1 million principal payment made on the Company's senior secured notes on September 30, 1996. Also, in the prior year comparable quarter, the Company recorded interest expense in respect of borrowings under a working capital facility which was paid off and cancelled in December 1995.


Six Months Ended December 31, 1996 Compared to
Six Months Ended December 31, 1995

     Net revenues in the six months ended December 31, 1996 were $66.6 million, compared to $60.9 million in the comparable period of the prior fiscal year.
The material changes in net revenues between these periods consisted of a) a $1.0 million decrease in same facility net inpatient revenues between periods,
b) a $3.6 million increase in net patient revenues related to the Company's subacute operations, c) a $0.7 million increase in net revenues related to the Company's contract services division, d) a $0.4 million decrease in net revenues due to amounts recorded in the prior year period related to a facility previously closed and e) the impact of a favorable cash judgment awarded the Company by the courts of the State of Missouri. In this matter, the courts

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

ruled that the Company's facility in Nevada, Missouri had received insufficient reimbursement from the Missouri Department of Social Services for the provision of behavioral health care to Medicaid patients from 1990 to 1996. This judgment, net of related costs, increased net revenues in the six months ended December 31, 1996 by $2.9 million.

     Same facility net inpatient revenues decreased 2.2% between periods (from $45.1 million in the prior year comparable period to $44.1 million in the current year period due to continued pressure from managed care organizations and other payors to reduce the reimbursement rates for acute psychiatric services, as well as the continued shift of the Company's inpatient business from acute psychiatric patients to less intensive (and consequently lower paying) residential treatment patients. For the six months ended December 31, 1996, approximately 42% of the Company's behavioral health patient days related to residential treatment patients, compared to 40% in the prior year comparable period. In addition, net revenue related to subacute operations increased by $3.6 million between periods (from $5.3 million in the prior year period, or 9% of total net revenues of the Company, to $8.9 million in the current year period, or 13% of total net revenues of the Company), as subacute patient days increased from 6,040 in the prior year comparable period to 10,151 in the current year period.

     Salaries, wages and benefits in the six months ended December 31, 1996 were $33.3 million, compared to $32.4 million in the comparable period of the prior year. Same facility salaries, wages and benefits decreased $0.8 million (from $28.4 million to $27.6 million) between periods, or 3%, due to the continued increase in residential treatment services, which are less labor intensive than acute psychiatric services. The decrease in same facility salaries, wages and benefits was offset by a $1.2 million increase in subacute salaries, wages and benefits, due to the increase in subacute patient volume between periods, and a $0.4 million increase in salaries, wages and benefits related to the Company's contract services division.

     Other operating expenses in the six months ended December 31, 1996 were $22.4 million, compared to $19.7 million in the comparable period of the prior fiscal year. Same facility other operating expenses remained stable between periods at $15.8 million, whereas other operating expenses of the subacute units increased by $2.1 million between periods, due to the previously discussed increase in subacute patient volume between periods, and corporate other operating expenses of the Company increased $0.5 million between periods.

     The provision for doubtful accounts in the six months ended December 31, 1996 totalled $2.1 million, which compares to the $2.0 million provision for doubtful accounts in the prior year comparable period. Also, depreciation and amortization expense in the six months ended December 31, 1996 and 1995 totalled $2.6 million.

     Interest expense decreased from $3.5 million in the six months ended December 31, 1995 to $3.0 million in the current year comparable period. Debt levels were reduced between periods through regularly scheduled principal payments on the Company's subordinated secured notes and variable rate demand revenue bonds and a $3.1 million principal payment made on the Company's senior secured notes on September 30, 1996. Also, in the prior year comparable period, the

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

Company recorded interest expense in respect of borrowings under a working capital facility which was paid off and cancelled in December 1995.

Financial Condition

     The Company records amounts due to or from third-party contractual agencies (Medicare, Medicaid and Blue Cross) based on its best estimate, using the principles of cost reimbursement, of amounts to be ultimately received or paid under current and prior years' cost reports filed (or to be filed) with the appropriate intermediaries. Ultimate settlements and other lump-sum adjustments due from and paid to these intermediaries occur at various times during the fiscal year. At December 31, 1996, amounts due from Medicare, Medicaid and Blue Cross totalled $2.2 million, $0.5 million and $0.2 million, respectively. Also at December 31, 1996, amounts due to Medicare, Medicaid and Blue Cross totalled $7.9 million, $0.9 million and $0.8 million, respectively. Changes in these amounts since June 30, 1996 are the result of fiscal intermediary lump sum adjustments, prior year cost report settlements and current year estimated settlements recorded during the six months ended December 31, 1996.

     At December 31, 1996, net cash advances made by the Company to or on behalf of RMCI totalled approximately $8.8 million. Of this amount, $6 million primarily related to the funding of certain RMCI acquisitions and is represented by an unsecured, interest-bearing (8%) subordinated promissory note due from RMCI. The remaining amount included $0.6 million of accrued interest on the subordinated promissory note since October 1, 1995 and $2.2 million of additional amounts paid by the Company on behalf of RMCI and charges by the Company to RMCI for certain administrative services. Of the $6 million due on the subordinated promissory note, approximately $2.1 million is due on or before December 31, 1997 and the remainder is payable in 11 quarterly installments of approximately $353,000, beginning March 31, 1998. The Company has agreed that the payment of interest on the subordinated promissory note for the period from October 1, 1995 through December 31, 1997, as well as the $2.2 million of additional amounts owed, will not be required until after January 1, 1998, all on terms and conditions to be mutually agreed to by the Company and RMCI. Following the expected merger of the Company and RMCI in March 1997, amounts owing by RMCI to the Company will remain outstanding as intercompany indebtedness.

     The Company has net deferred tax assets totalling approximately $10.6 million, which includes a valuation allowance of $4.4 million, at December 31, 1996 and June 30, 1996. Management has considered the effects of implementing tax planning strategies, consisting of the sales of certain appreciated property, as the primary basis for recognizing deferred tax assets. The ultimate realization of deferred tax assets may be affected by changes in the underlying values of the properties considered in the Company's tax planning strategies, which values are dependent upon the operating results and cash flows of the individual properties. The Company evaluates the realizability of its deferred tax assets on a quarterly basis by reviewing its tax planning strategies and the adequacy of its valuation allowance.

     In December 1996, the Company resumed operations at its facility in Fort Walton Beach, Florida, which had been leased to another behavioral healthcare provider for the previous four years. In connection with the resumption of operations at this facility, the Company incurred

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

preopening costs of approximately $330,000. These costs will be amortized over the twelve-month period ending November 30, 1997.

     At December 31, 1996, the current portion of long-term debt was $12.0 million, compared to $10.9 million at June 30, 1996. This increase was related to the Company's commitment during 1996 to reduce the credit exposure of its bank group by an additional $2.0 million on or before July 1, 1997.

     During the six months ended December 31, 1996, amounts owed to minority interests decreased by $0.9 million. This decrease was the result of a final distribution of $0.9 million made in July 1996 to the limited partners in connection with the dissolution of the Three Rivers Hospital Limited Partnership, resulting in no gain or loss to the Company. Subsequent to this distribution, the Three Rivers Hospital Limited Partnership was dissolved.

     In August 1996, a corporate affiliate of Mr. Paul Ramsay, the Company's Chairman and beneficial owner of approximately 36.1% of the Company's capital stock, acquired through a private placement 275,546 shares of common stock at a price of $2.75 per share. These shares were issued as consideration for fiscal 1997 management fees due under a management agreement between the Company and another corporate affiliate of Mr. Ramsay. This management agreement was then terminated in September 1996 in return for 250,000 exercisable warrants issued to one of Mr. Ramsay's corporate affiliates.

Liquidity and Capital Resources

     As of December 31, 1996, the 1990 Credit Facility includes $31.1 million in senior secured notes and $1.6 million in subordinated secured notes, and the 1993 Credit Facility consists of approximately $19 million in letters of credit. The senior secured notes bear interest at 11.6% and require semi-annual principal payments of approximately $3.5 million from March 31, 1997 through September 30, 1998 and semi-annual principal payments of $5.65 million from March 31, 1999 through March 31, 2000. The subordinated secured notes bear interest at 15.6% and require semi-annual principal payments of $0.2 million through March 31, 2000. As of December 31, 1996, required annual principal payments on the variable rate demand revenue bonds total $0.8 million through year 2000 and $0.9 million to $1.2 million in years 2001 through 2015. In December 1995, the Company fully paid down and terminated its working capital facility with its bank group originally available under the 1993 Credit Facility.

     In August 1996, the Company and banks supporting the 1993 Credit Facility agreed to terms which extended its expiration date from February 1997 to August 1997. In connection with this extension, the Company agreed to reduce the bank group's exposure under the 1993 Credit Facility to $17,145,835 on or about December 31, 1996 and to $15,000,000 by July 1, 1997. On January 2, 1997, the
former requirement was satisfied when the Company fully redeemed, with a $2,900,000 principal payment, one of the outstanding demand revenue bonds supported by the 1993 Credit Facility. This redemption was satisfied principally from funds received by the Company as a result of a favorable cash judgment awarded the Company by the courts of the State of Missouri (see "Results of Operations" above).

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

     Under the 1993 and 1990 Credit Facilities, the Company is required to meet certain covenants, including (1) the maintenance of a minimum level of consolidated tangible net worth; (2) the maintenance of a minimum working capital ratio; and (3) the maintenance of certain fixed charge and debt service coverage ratios. From time to time, the lenders under the 1993 and 1990 Credit Facilities have agreed to waive or otherwise adjust certain of these ratios and levels. In connection with these waivers and adjustments, the Company pays additional fees and expenses. Further, as part of the waivers and adjustments obtained as of June 30, 1996, the Company agreed to provide its Hillcrest Hospital facility and related assets as additional collateral to the lenders and agreed not to pay cash dividends in respect of its Common Stock or Class B Preferred Stock, Series C.

     During the six months ended December 31, 1996, net cash provided by the operating activities of the Company increased from approximately $0.1 million in the prior year comparable period to approximately $8.5 million. This increase is primarily the result of a) an improvement in net income between periods (after giving effect to deferred tax benefits) of approximately $2.2 million,
b) cost report settlements with third-party contractual agencies and changes in estimated settlements, which increased by $4.6 million in the current year period and c) a $0.7 million reduction in the increase in patient accounts receivable between periods.

     As of December 31, 1996, the Company has no commitments for material capital expenditures. The Company expects to satisfy the remainder of its fiscal 1997 liquidity requirements, including the debt payments due on March 31, 1997 under the 1990 Credit Facility, from internally generated funds from operations and proceeds from the sale of its Three Rivers Hospital facility. This facility is expected to be sold to an independent party in February or March 1997 for approximately $2.2 million, net of transaction costs. The Company expects to satisfy its liquidity requirements after fiscal 1997 through internally generated funds and proceeds from a refinancing of its outstanding debt. In the event that the Company is unable to generate sufficient funds from operations, to sell its Three Rivers Hospital facility or to refinance its 1990 Credit Facility and 1993 Credit Facility, the Company may be required to seek waivers from its existing lenders, including with respect to the timing of scheduled principal payments during 1997. There can be no assurance that any such waivers will be granted or as to the terms and conditions of such waivers, if granted.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

     At this time, the Company has not entered into a definitive agreement to sell its Three Rivers Hospital facility and, although it intends to refinance its outstanding debt, at present, it does not have any commitment to refinance its outstanding debt. Further, the Company believes that the resolution of the disproportionate share matter with the State of Louisiana (see "Part II -- Other Information, Item 5. Other Information" below) will not have a material adverse effect on its liquidity.

     In February 1997, the Company announced an intention to effect a private placement of $75 million of senior debt securities of the Company (the "Proposed Offering"). The proceeds from the Proposed Offering will be used to refinance the 1990 Credit Facility and the 1993 Credit Facility and for other general corporate purposes. Any private placement of the debt securities will be made only by means of an offering memorandum, and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company was held on November 21, 1996. At the meeting, the Board of Directors' selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending June 30, 1997 was ratified during the meeting by a vote of 9,159,593 in favor, 1,533 against and 2,382 abstaining. The affirmative vote of a majority of the shares of Company stock represented and voted at the meeting was required for ratification.

     During the Annual Meeting of Stockholders of the Company held on November 21, 1996, nominees for directors of the Company were elected by a vote which approximated, for each director, 8,770,000 in favor and 400,000 abstaining. The seven directors of the Company elected during the meeting were as follows: Aaron Beam, Jr., Peter J. Evans, Thomas M. Haythe, Luis E. Lamela, Paul J. Ramsay, Steven J. Shulman and Michael S. Siddle.

Item 5.  Other Information

     During fiscal 1996, the State of Louisiana requested repayment of disproportionate share payments received by two of the Company's Louisiana facilities in fiscal years 1995 and 1994 totalling approximately $5,000,000.
The repayment requests related to (i) alleged overpayments made to Three Rivers Hospital because the State believed Three Rivers' actual annual inpatient volume was less than its projection of annual inpatient volume made at the beginning of its 1994 cost reporting year and (ii) alleged improper teaching hospital payments made to Three Rivers Hospital and Bayou Oaks Hospital because the State believed these facilities were not qualifying teaching hospitals at the time these payments were made. The Company believes that certain of the calculations which support the State's calculation of annual inpatient volume in 1994 are in error and that other relevant factors affecting the State's calculation have not been considered. Further, the Company believes that, based on its understanding of the rules and regulations in place at the time the teaching hospital payments were made, payments received as a result of the teaching classification were appropriate.

     On the basis of discussions to date between the Company and the State, the Company believes that this matter may be settled for an amount significantly less than the State's initial requests. Any settlement of this matter will be contingent upon the execution of settlement documentation, the terms of which have not been agreed upon. Further, there can be no assurance the Company and the State will agree on a settlement amount or the terms and conditions of settlement documentation. The Company intends to contest, vigorously, any position by the State

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

of Louisiana which it considers adverse and believes that adequate provision has been made at December 31, 1996 and June 30, 1996 for the estimated amount which might be recovered from the Company as a result of this matter.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are as follows:

             Exhibit 11   Computation of Net Income per Share

             Exhibit 27   Financial Data Schedule

     (b)  Current Reports on Form 8-K

          During the quarter ended December 31, 1996, the Company filed the following Current Report on Form 8-K with the Commission:

                * Form 8-K dated October 2, 1996 relating to the proposed merger between the Company and Ramsay Managed Care, Inc.

          In addition, subsequent to December 31, 1996, the Company filed the following Current Report on Form 8-K with the Commission:

                * Form 8-K dated February 10, 1997 relating to the contemplated
                  $75 million debt offering, through a private placement pursuant to Rule 144A, to refinance existing indebtedness and for other general corporate purposes.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereupon duly authorized.


                                    RAMSAY HEALTH CARE, INC.
                                    Registrant


                                     /s/ Daniel A. Sims
                                     -----------------------------------
                                    Daniel A. Sims
                                    Corporate Controller




Date:  February 19, 1997