Form 10-Q
period 1997-03-31
RAMSAY HEALTH CARE INC
filed 1997-05-20
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q

(MARK ONE)
         /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

        The number of shares of the Registrant's Common Stock outstanding at May 19, 1997 follows:

          Common Stock, par value $0.01 per share - 8,433,264 shares

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                                   FORM 10-Q


                                     INDEX

                                                      Page
                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
    Consolidated balance sheets -- March 31, 1997
      and June 30, 1996 (unaudited).................    1

    Consolidated statements of operations -- three
      and nine months ended March 31, 1997 and
      1996 (unaudited)..............................    3

    Consolidated statements of cash flows -- nine
      months ended March 31, 1997 and 1996
      (unaudited)...................................    4

    Notes to consolidated financial statements --
      March 31, 1997 (unaudited)....................    5

Item 2. Management's Discussion and Analysis
    of Financial Condition and Results
    of Operations...................................   10

PART II.  OTHER INFORMATION

Item 5. Other Information...........................   17

Item 6. Exhibits and Current Reports on Form 8-K....   17

    SIGNATURES......................................   18

                         PART I.  FINANCIAL INFORMATION

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                   March 31       June 30
                                                                                     1997           1996
                                                                                 ------------   ------------
    ASSETS

CURRENT ASSETS
  Cash and cash equivalents..................................................    $    872,000   $  7,605,000
  Patient accounts receivable, less allowances for doubtful accounts of $3,521,000 and $4,573,000 at March 31, 1997 and June 30, 1996,
    respectively.............................................................      25,925,000     23,410,000
  Amounts due from third-party contractual agencies..........................       3,864,000      6,479,000
  Receivable from affiliated company.........................................       1,412,000      1,412,000
  Other receivables..........................................................       4,303,000      2,985,000
  Deferred income taxes......................................................       1,398,000      1,398,000
  Other current assets.......................................................       1,860,000      2,372,000
                                                                                 ------------   ------------
    TOTAL CURRENT ASSETS.....................................................      39,634,000     45,661,000

OTHER ASSETS
  Cash held in trust.........................................................         260,000        745,000
  Cost in excess of net asset value of purchased businesses..................         575,000        591,000
  Unamortized preopening and loan costs......................................       1,218,000      1,040,000
  Receivable from affiliated company.........................................       6,387,000      6,795,000
  Deferred income taxes......................................................       8,869,000     10,141,000
  Other noncurrent assets....................................................       1,824,000      1,392,000
                                                                                 ------------   ------------
    TOTAL OTHER ASSETS.......................................................      19,133,000     20,704,000

PROPERTY AND EQUIPMENT
  Land.......................................................................       5,025,000      5,025,000
  Building and improvements..................................................      70,722,000     69,200,000
  Equipment, furniture and fixtures..........................................      21,312,000     20,325,000
                                                                                 ------------   ------------
                                                                                   97,059,000     94,550,000
  Less accumulated depreciation..............................................      31,498,000     28,157,000
                                                                                 ------------   ------------
                                                                                   65,561,000     66,393,000
                                                                                 ------------   ------------
                                                                                 $124,328,000   $132,758,000
                                                                                 ============   ============

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                             March 31        June 30
                                                                                               1997           1996
                                                                                           -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable................................................................  $  3,781,000   $  4,990,000
         Accrued salaries and wages......................................................     5,144,000      5,169,000
         Other accrued liabilities.......................................................     6,129,000      4,412,000
         Amounts due to third-party contractual agencies.................................     7,437,000      8,435,000
         Current portion of long-term debt...............................................    11,628,000     10,940,000
                                                                                           ------------   ------------
    TOTAL CURRENT LIABILITIES............................................................    34,119,000     33,946,000

NONCURRENT LIABILITIES
         Other accrued liabilities.......................................................     7,493,000      7,170,000
         Long-term debt, less current portion............................................    33,104,000     44,664,000
         Minority interests...... .......................................................        25,000        925,000
                                                                                           ------------   ------------
    TOTAL NONCURRENT LIABILITIES.........................................................    40,622,000     52,759,000

STOCKHOLDERS' EQUITY
         Class B convertible preferred stock, Series C, $1 par value-authorized 152,321 shares; issued 142,486 shares (liquidation value of $7,244,000) including accrued dividends of $272,000 at March 31, 1997 and $91,000 at June 30,
          1996...........................................................................       414,000        233,000
         Common Stock, $.01 par value-authorized 20,000,000 shares; issued
          9,014,814 shares at March 31, 1997 and 8,605,108 shares at June 30, 1996.......        90,000         86,000
         Additional paid-in capital......................................................   100,585,000     99,899,000
         Retained earnings (deficit).....................................................   (47,603,000)   (50,266,000)
         Treasury Stock, at cost-581,550 shares at March 31, 1997 and June 30, 1996......    (3,899,000)    (3,899,000)
                                                                                           ------------   ------------
                                                                                             49,587,000     46,053,000
                                                                                           ------------   ------------
                                                                                           $124,328,000   $132,758,000
                                                                                           ============   ============


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       Quarter Ended            Nine Months Ended
                                                         March 31                   March 31
                                                 -------------------------  -------------------------
                                                     1997         1996          1997         1996
                                                 -----------  ------------  -----------  ------------
NET REVENUES                                     $31,801,000  $31,888,000   $98,408,000  $92,832,000

EXPENSES:
  Salaries, wages and benefits.................   16,473,000   16,374,000    49,736,000   48,807,000
  Other operating expenses.....................   10,257,000   10,156,000    32,613,000   29,902,000
  Provision for doubtful accounts..............    1,183,000    1,218,000     3,332,000    3,244,000
  Depreciation and amortization................    1,376,000    1,422,000     3,969,000    4,048,000
  Interest and other financing charges.........    1,429,000    1,754,000     4,463,000    5,263,000
                                                 -----------  -----------   -----------  -----------
 TOTAL EXPENSES................................   30,718,000   30,924,000    94,113,000   91,264,000
                                                 -----------  -----------   -----------  -----------

INCOME BEFORE MINORITY INTERESTS
 AND INCOME TAXES..............................    1,083,000      964,000     4,295,000    1,568,000
Minority interests.............................           --      (76,000)           --     (177,000)
                                                 -----------  -----------   -----------  -----------
INCOME BEFORE INCOME TAXES.....................    1,083,000    1,040,000     4,295,000    1,745,000
Provision for income taxes.....................      411,000      402,000     1,632,000      663,000
                                                 -----------  -----------   -----------  -----------
NET INCOME.....................................  $   672,000  $   638,000   $ 2,663,000  $ 1,082,000
                                                 ===========  ===========   ===========  ===========

Income per common and dilutive common
 equivalent share:
  Primary......................................        $0.06        $0.07         $0.25        $0.12
  Fully diluted................................        $0.06        $0.07         $0.25        $0.11

Weighted average number of shares
 outstanding:
  Primary......................................   11,847,000    9,446,000    11,750,000    9,323,000
  Fully diluted................................   11,847,000    9,448,000    11,750,000    9,448,000

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               Nine Months Ended March 31
                                                                              ----------------------------
                                                                                  1997           1996
                                                                              -------------  -------------
Cash Flows from Operating Activities:
Net income..................................................................  $  2,663,000    $ 1,082,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization...............................................     4,202,000      4,686,000
Provision for deferred income taxes.........................................     1,272,000        650,000
Provision for doubtful accounts.............................................     3,332,000      3,244,000
Management and director fees paid in common stock...........................       692,000             --
Minority interests..........................................................            --       (176,000)
Cash flows from (increase) decrease in operating assets:
 Accounts receivable........................................................    (5,847,000)    (7,659,000)
 Amounts due from third-party contractual agencies..........................     2,615,000     (1,234,000)
 Receivable from affiliated company.........................................       408,000       (494,000)
 Other current and noncurrent assets........................................    (1,215,000)       132,000
Cash flows from increase (decrease) in operating liabilities:
 Accounts payable...........................................................    (1,209,000)      (980,000)
 Accrued salaries, wages and other liabilities..............................       731,000     (1,080,000)
 Amounts due to third-party contractual agencies............................      (998,000)     1,333,000
                                                                              ------------    -----------
 Total adjustments..........................................................     3,983,000     (1,578,000)
                                                                              ------------    -----------
 Net cash provided by (used in) operating activities........................     6,646,000       (496,000)
                                                                              ------------    -----------
Cash Flows from Investing Activities:
Expenditures for property and equipment, net................................    (2,622,000)    (1,024,000)
Preopening costs............................................................      (401,000)       (22,000)
Cash held in trust..........................................................       485,000        507,000
                                                                              ------------    -----------
 Net cash used in investing activities......................................    (2,538,000)      (539,000)
                                                                              ------------    -----------
Cash Flows from Financing Activities:
Loan costs..................................................................      (302,000)      (217,000)
Proceeds from forward interest rate agreement...............................     1,284,000             --
Proceeds from exercise of options and stock purchases.......................        40,000        557,000
Distributions to minority interests.........................................      (900,000)      (720,000)
Payments on debt............................................................   (10,872,000)    (3,193,000)
Payments of preferred stock dividends.......................................       (91,000)      (362,000)
                                                                              ------------    -----------
 Net cash used in financing activities......................................   (10,841,000)    (3,935,000)
                                                                              ------------    -----------
Net decrease in cash and cash equivalents...................................    (6,733,000)    (4,970,000)
Cash and cash equivalents at beginning of period............................     7,605,000      9,044,000
                                                                              ------------    -----------
Cash and cash equivalents at end of period..................................  $    872,000    $ 4,074,000
                                                                              ============    ===========

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest....................................................................  $  2,702,000    $ 3,969,000
Income taxes................................................................        79,000        102,000

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1997


NOTE 1

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are, unless otherwise discussed in this report, of a normal recurring nature and have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter and nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

NOTE 2

  The Company is attempting to refinance its credit facilities to provide funds for growth and working capital, as well as to reschedule the level of principal repayment currently required by its credit facilities. The Company announced in February 1997 that it was contemplating a $75 million debt offering through a private placement pursuant to Rule 144A. Based on a change in market conditions, the Company has postponed this offering at this time and is pursuing other refinancing alternatives.

  At March 31, 1997, the Company's credit facilities included $27,543,750 in senior secured notes and $1,384,617 in subordinated secured notes (the 1990 Credit Facility), and approximately $16,443,000 in letters of credit, which support the Company's variable rate demand revenue bonds (the 1993 Credit Facility). The senior secured notes bear interest at 11.6% and require semi-annual principal payments of $3,531,250 from September 30, 1997 through September 30, 1998 and $5,650,000 from March 31, 1999 through March 31, 2000. The subordinated secured notes bear interest at 15.6% and are due in semi-annual installments of $230,769 from September 30, 1997 through March 31, 2000. The variable rate demand revenue bonds were issued in 1984 and 1985, have terms of 30 years and, at March 31, 1997, require regularly scheduled annual principal payments of $700,000 (through year 2000) and $800,000 to $1,100,000 (from years 2001 to maturity). The Company is required to maintain an irrevocable standby letter of credit for each bond in an amount equal to the total principal payment due under the bonds (totalling $15,700,000 at March 31, 1997), plus approximately one quarter's interest. Such letters of credit are provided under the 1993 Credit Facility.

  In May 1997, the Company and banks supporting the 1993 Credit Facility agreed to terms which revised certain of its terms and extended its expiration date from August 15, 1997 to September 3, 1997. Additionally, provided certain conditions are met on or before June 2, 1997, the expiration date

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


of the 1993 Credit Facility will be further extended to September 30, 1998. These conditions include, among other things, (i) consent by the holders of the senior secured and subordinated secured notes (the terms and conditions of such consent have not yet been determined), (ii) joint and several guaranties by Paul
J. Ramsay, the Company's Chairman of the Board, and a corporate affiliate of Mr. Ramsay of up to $5.5 million of the banks' credit exposure, and (iii) an opinion by the Company's legal counsel. Although there can be no assurances, the Company anticipates that these conditions will be met.

  The 1993 Credit Facility provides that, prior to the expiration of the letters of credit on September 3, 1997, the revenue bonds could be redeemed by the Company through drawings under each letter of credit. The Company has the ability under the 1993 Credit Facility (if the letters of credit are not further extended beyond September 3, 1997) to convert these drawings into loans, the terms of which would require repayment 366 days from the date of the conversions and which would bear interest, at the Company's option, at either a rate per annum equal to (i) the prime rate of its principal lender plus an incremental interest rate of 1% per annum or (ii) the LIBOR adjusted rate plus an incremental interest rate of 2 3/4% per annum. These loans would be collateralized by certain of the Company's facilities which are currently collateralizing the letters of credit. Because the terms of this alternative source of financing do not require repayment within one year, the Company classifies the noncurrent portion of the amounts due under the revenue bonds as long-term debt in the accompanying financial statements.

  In connection with the extension of the 1993 Credit Facility to September 3, 1997, the Company agreed to, among other things, (i) grant its creditors a first priority security interest and lien in all of its unencumbered assets, (ii) the payment of a $50,000 extension fee, (iii) quarterly increases of 0.25% in letter of credit fees, effective November 15, 1997, (iv) effect the redemption of one of the outstanding variable rate demand revenue bonds totalling $3.4 million and repay this amount to the banks on or before September 30, 1997 and (v) reduce the banks' overall credit exposure to approximately $6.7 million by September 30, 1998. In addition, any drawings under the remaining letters of credit to satisfy unscheduled principal payments would be converted by the banks to term loans which would be due and payable no earlier than September 30, 1998 and which would bear interest as indicated above.

  Under the 1993 and 1990 Credit Facilities, the Company is required to meet certain covenants, including: (i) the maintenance of a minimum level of consolidated tangible net worth; (ii) the maintenance of a working capital ratio; and (iii) the maintenance of certain fixed charge coverage and debt service ratios. From time to time, the lenders under the 1993 and 1990 Credit Facilities have agreed to waive or otherwise adjust certain of these ratios and levels. In connection with these waivers and adjustments, the Company pays additional fees and expenses. Effective June 30, 1996, pursuant to waiver agreements, the Company obtained modifications from its lenders under the 1993 and 1990 Credit Facilities to certain of its debt covenants through June 30, 1997. In connection with these waiver agreements, the Company provided additional collateral to the lenders and agreed not to pay future cash dividends in respect of its Series C Preferred Stock. In addition, in connection with the proposed extension of the 1993

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

Credit Facility to September 30, 1998, the Company's lenders are considering an extension of these waiver agreements to September 30, 1998.

  A summary of the Company's debt obligations is as follows:

                                       March 31      June 30
                                         1997         1996
                                      -----------  -----------
11.6% senior secured notes..........  $27,544,000  $34,169,000
Variable rate demand revenue bonds..   15,700,000   19,400,000
15.6% subordinated secured notes        1,385,000    1,846,000
Other notes payable.................      103,000      189,000
                                      -----------  -----------
                                       44,732,000   55,604,000
Less amounts due within one year....   11,628,000   10,940,000
                                      -----------  -----------
                                      $33,104,000  $44,664,000
                                      ===========  ===========

  The Company has pledged substantially all of its real property and patient accounts receivable as collateral on its long term debt.


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

NOTE 4

  Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At March 31, 1997, net operating loss carryovers of approximately $18 million (of which $12 million expires from 2000 to 2003, $3.8 million expires in 2010 and $2.2 million expires in 2011) and alternative minimum tax credit carryovers of approximately $1.5 million are available to reduce future federal income taxes, subject to certain annual limitations.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

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

  At March 31, 1997, total net cash advances made by the Company to or on behalf of RMCI, including for purposes of partially funding acquisitions and for working capital and other corporate purposes, totalled $7,798,000. Of this amount, $6,000,000 is represented by an unsecured, interest-bearing (8%) subordinated promissory note due from RMCI and issued on October 25, 1994. The remaining amount, which is also unsecured, includes $720,000 of accrued interest on the promissory note since October 1, 1995 and $1,078,000 of additional amounts paid by the Company on behalf of RMCI or charges by the Company to RMCI for certain administrative services (the "Additional Amount"). Of the $6,000,000 due on the subordinated promissory note, approximately $1,412,000 is due on or before March 31, 1998 and the remainder is payable in 13 quarterly installments of approximately $353,000, beginning June 30, 1998. The Company has agreed that the payment of interest on the subordinated promissory note for the period October 1, 1995 through March 31, 1998 will not be required until after April 1, 1998, all on terms and conditions to be mutually agreed to by the Company and RMCI. On April 4, 1997, RMCI paid the Company $750,000 which was applied against the Additional Amount.

  As previously announced, on October 1, 1996, the Company and RMCI entered into an agreement and plan of merger providing for the merger of RMCI into a wholly owned subsidiary of the Company. Following the merger, all amounts owed by RMCI to the Company will become an intercompany payable and receivable between RMCI and the Company, respectively. In addition, as of the effective date of the merger, the Company will issue approximately 2,136,000 shares of its common stock and 1,000,000 shares of preferred stock to existing RMCI shareholders.

  The registration statement filed by the Company in connection with the merger was declared effective by the Securities and Exchange Commission on March 25, 1997 and the stockholders of both companies approved the merger on April 18, 1997. In May 1997, the banks supporting the 1993 Credit Facility agreed to consent to the merger provided (i) the conditions discussed in Note 2 above are met and (ii) subsequent to the merger, RMCI is maintained as a separate subsidiary and the Company does not make any loans, payments, advances or equity contributions or investments in RMCI. In addition, the terms and conditions of the required consent to the merger by the holders of the Company's senior secured and subordinated secured notes have not yet been determined. Although there can be no

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

assurances, the Company expects that the conditions established by the banks will be met, that it will reach agreement on the terms and conditions required by such other holders of debt and that thereafter the merger will become effective.

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

  In connection with the "safe-harbor" provision of the Private Securities Litigation Reform Act of 1995, the Company notes that this Quarterly Report on Form 10-Q contains forward-looking statements about the Company. The Company is hereby setting forth cautionary statements identifying important factors that may cause the Company's actual results to differ materially from any forward-looking statement. Some of the most significant factors include (i) accelerating changes occurring in the health care industry, including competition from consolidating and integrated health care provider systems, the imposition of more stringent admission criteria by payors, increased payor pressures to limit lengths of stay, limitations on reimbursement rates and limitations on annual and lifetime patient health benefits, (ii) federal and state governmental budgetary constraints which could have the effect of limiting the amount of funds available to support governmental health care programs, including Medicare and Medicaid, (iii) statutory, regulatory and administrative changes or interpretations of existing statutory and regulatory provisions affecting the conduct of the Company's business and affecting current and prior reimbursement for the Company's services, and (iv) an inability to satisfy (in the case of its bank lenders) or to reach agreement on (in the case of its other lenders) the terms and conditions to a further extension of its 1993 Credit Facility to September 1998 (see Note 2 in "Item 1. Financial Statements" above) and to the merger of RMCI with a wholly owned subsidiary of the Company (see
Note 5 in "Item 1. Financial Statements" above). In addition, while the Company believes that implementing the above-described strategies will enable the Company to improve its operations and financial condition, there can be no assurance that the Company will be successful in doing so.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain items of the Company's Consolidated Statements of Operations as a percentage of the Company's net revenues.

                                             PERCENTAGE OF NET REVENUES
                                         QUARTER ENDED    NINE MONTHS ENDED
                                            MARCH 31             MARCH 31
                                          1997     1996       1997      1996
                                        ---------  -----    --------   -------
Net revenues..........................    100.0%   100.0%    100.0%      100.0%
Expenses:
 Salaries, wages and benefits.........     51.8     51.3      50.5        52.6
 Other operating expenses.............     32.3     31.9      33.2        32.2
 Provision for doubtful accounts......      3.7      3.8       3.4         3.5
 Depreciation and amortization........      4.3      4.5       4.0         4.4
 Interest expense.....................      4.5      5.5       4.5         5.6
                                         ------   ------    ------      ------
Total expenses........................     96.6     97.0      95.6        98.3
                                         ------   ------    ------      ------
 Income before minority interests and
 income taxes.........................      3.4      3.0       4.4         1.7

Minority interests....................        -      0.3         -         0.2
                                         ------   ------    ------      ------
Income before income taxes............      3.4      3.3       4.4         1.9
                                         ======   ======    ======      ======

QUARTER ENDED MARCH 31, 1997 COMPARED TO
QUARTER ENDED MARCH 31, 1996

          Net revenues in the quarter ended March 31, 1997 were $31.8 million, compared to $31.9 million in the comparable quarter of the prior fiscal year. The material changes in net revenues between these periods consisted of (a) a $1.3 million decrease in same facility net inpatient revenues, (b) a $0.2 million decrease in same facility net outpatient revenues, (c) a decrease in net patient revenues of $0.9 million related to closed facilities, (d) a $1.8 million increase in net patient revenues related to the Company's subacute operations and (e) a $0.6 million increase in net revenues related to the Company's contract management division.

          Same facility net inpatient revenues decreased 6% between periods (from $22.4 million in the March 1996 quarter to $21.1 million in the current year quarter) due to a 12% decline in acute psychiatric patient days between periods, as well as the continued shift of the Company's inpatient business from acute psychiatric patients to less intensive (and consequently lower paying) residential treatment patients. For the quarter ended March 31, 1997, approximately 46% of the Company's behavioral health patient days related to residential treatment patients, compared to 40% in the prior year comparable quarter. In addition, net revenues related to subacute operations increased by $1.8 million between periods (from $3.4 million in the prior year quarter, or 11% of total net revenues of the Company, to $5.2 million in the current year quarter, or 16% of total net revenues of the Company), as subacute patient days increased from 4,729 in the prior year comparable quarter to 5,722 in the current year quarter.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


          Salaries, wages and benefits in the quarter ended March 31, 1997 were $16.5 million, compared to $16.4 million in the comparable quarter of the prior fiscal year. Same facility salaries, wages and benefits decreased $1.0 million (from $14.1 million to $13.1 million) between periods, or 7%, as a result of the decrease in acute psychiatric patient volume between periods. Other changes to salaries, wages and benefits between periods included increases of $0.7 million and $0.3 million related to subacute and contract management operations, respectively.

          Other operating expenses in the quarter ended March 31, 1997 were $10.3 million, compared to $10.2 million in the comparable quarter of the prior fiscal year. Same facility other operating expenses remained stable between periods whereas other operating expenses related to subacute operations increased $0.9 million between periods. This increase was offset by decreases in contract management and corporate other operating expenses of $0.1 million and $0.7 million, respectively.

          The provision for doubtful accounts in the quarters ended March 31, 1997 and 1996 totalled $1.2 million. Also, depreciation and amortization in the quarters ended March 31, 1997 and 1996 totalled $1.4 million.

          Interest expense decreased from $1.8 million in the quarter ended March 31, 1996 to $1.4 million in the current year comparable quarter. Debt levels were reduced between periods through regularly scheduled principal payments on the Company's senior and subordinated secured notes, as well as principal payments made on the variable rate demand revenue bonds, including the early redemption of one of these bonds on January 2, 1997, totalling $2.9 million.

NINE MONTHS ENDED MARCH 31, 1997
COMPARED TO NINE MONTHS ENDED MARCH 31, 1996

          Net revenues in the nine months ended March 31, 1997 were $98.4 million, compared to $92.8 million in the comparable period of the prior fiscal year. The material changes in net revenues between these periods consisted of
a) a $2.1 million decrease in same facility net inpatient revenues, b) a $0.4 million decrease in same facility net outpatient revenues, c) a decrease in net patient revenues of $1.3 million related to closed facilities, d) a $5.2 million increase in net patient revenues related to the Company's subacute operations,
e) a $1.4 million increase in net revenues related to the Company's contract management division and f) the impact of a favorable cash judgment awarded the Company by the courts of the State of Missouri. In this matter, the courts ruled that the Company's facility in Nevada, Missouri had received insufficient reimbursement from the Missouri Department of Social Services for the provision of behavioral health care to Medicaid patients from 1990 to 1996. This judgment, net of related costs, increased net revenues in the nine months ended March 31, 1997 by $2.9 million.

          Same facility net inpatient revenues decreased 3% between periods (from $67.3 million in the prior year comparable period to $65.2 million in the current year period) due to a 5% decline in acute psychiatric patient days between periods, the continued pressure from managed care organizations and

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

other payors to reduce the reimbursement rates for acute psychiatric services, and the continued shift of the Company's inpatient business from acute psychiatric patients to less intensive (and consequently lower paying) residential treatment patients. For the nine months ended March 31, 1997, approximately 44% of the Company's behavioral health patient days related to residential treatment patients, compared to 40% in the prior year comparable period. In addition, net revenues related to subacute operations increased by $5.2 million between periods (from $8.7 million in the prior year period, or 9% of total net revenues of the Company, to $13.9 million in the current year period, or 14% of total net revenues of the Company), as subacute patient days increased from 10,769 in the prior year comparable period to 15,873 in the current year period.

          Salaries, wages and benefits in the nine months ended March 31, 1997 were $49.7 million, compared to $48.8 million in the comparable period of the prior fiscal year. Same facility salaries, wages and benefits decreased $1.9 million (from $42.7 million to $40.8 million) between periods, or 4%, as a result of the decrease in acute psychiatric patient volume between periods. Other changes to salaries, wages and benefits between periods included a) an increase of $1.7 million related to subacute operations, b) an increase of $0.8 million related to the Company's contract management division and c) an increase in corporate office salaries of $0.3 million between periods.

          Other operating expenses in the nine months ended March 31, 1997 were $32.6 million, compared to $29.9 million in the comparable nine month period of the prior fiscal year. Same facility other operating expenses decreased $0.3 million, or 1%, between periods and other operating expenses related to subacute operations increased $3.2 million between periods based on the increase in census in the subacute units between periods.

          The provision for doubtful accounts in the nine months ended March 31, 1997 totalled $3.3 million, which compares to $3.2 million in the prior year comparable period. Also, depreciation and amortization in the nine months ended March 31, 1997 and 1996 totalled $4.0 million.

          Interest expense decreased from $5.3 million in the nine months ended March 31, 1996 to $4.5 million in the current year comparable period. Debt levels were reduced between periods through regularly scheduled principal payments on the senior secured and subordinated secured notes, regularly scheduled principal payments on the variable rate demand revenue bonds and the early redemption of one variable rate demand revenue bond on January 2, 1997, totalling $2.9 million.

FINANCIAL CONDITION

          The Company records amounts due to or from third-party contractual agencies (Medicare, Medicaid and Blue Cross) based on its best estimate, using the principles of cost reimbursement, of amounts to be ultimately received or paid under current and prior years' cost reports filed (or to be filed) with the appropriate intermediaries. Ultimate settlements and other lump-sum adjustments due from and paid to these intermediaries occur at various times during the fiscal year. At March 31, 1997, amounts due from Medicare, Medicaid and Blue Cross totalled $3.3 million, $0.4 million and $0.2 million,

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

respectively. Also at March 31, 1997, amounts due to Medicare, Medicaid and Blue Cross totalled $6.5 million, $0.6 million and $0.3 million, respectively. Changes in these amounts since June 30, 1996 are the results of fiscal intermediary lump sum adjustments, prior year cost report settlements and current year estimated settlements recorded during the nine months ended March 31, 1997.

          At March 31, 1997, net cash advances made by the Company to or on behalf of RMCI totalled approximately $7.8 million. Of this amount, $6 million primarily related to the funding of certain RMCI acquisitions and is represented by an unsecured, interest-bearing (8%) subordinated promissory note due from RMCI. The remaining amount included approximately $0.7 million of accrued interest on the subordinated promissory note since October 1, 1995 and approximately $1.1 million of additional amounts paid by the Company on behalf of RMCI and charges by the Company to RMCI for certain administrative services. Of the $6 million due on the subordinated promissory note, approximately $1.4 million is due on or before March 31, 1998 and the remainder is payable in 13 quarterly installments of approximately $353,000, beginning June 30, 1998. The Company has agreed that the payment of interest on the subordinated promissory note for the period from October 1, 1995 through March 31, 1998, as well as the $1.1 million of additional amounts owed, will not be required until after April 1, 1998, all on terms and conditions to be mutually agreed to by the Company and RMCI. On April 4, 1997, RMCI paid the Company $750,000 which was applied against the additional amounts owed. Following the merger of the Company and RMCI, amounts owing by RMCI to the Company will remain outstanding as intercompany indebtedness.

          The Company has net deferred tax assets totalling approximately $10.3 million, which includes a valuation allowance of $4.4 million, at March 31, 1997. Management has considered the effects of implementing tax planning strategies, consisting of the sales of certain appreciated property, as the primary basis for recognizing deferred tax assets. The ultimate realization of deferred tax assets may be affected by changes in the underlying values of the properties considered in the Company's tax planning strategies, which values are dependent upon the operating results and cash flows of the individual properties. The Company evaluates the realizability of its deferred tax assets on a quarterly basis by reviewing its tax planning strategies and the adequacy of its valuation allowance.

          In December 1996, the Company resumed operations at its facility in Fort Walton Beach, Florida, which had been leased to another behavioral healthcare provider for the previous four years. In connection with the resumption of operations at this facility, the Company incurred preopening costs of approximately $385,000. These costs are being amortized over the twelve-month period ending November 30, 1997.

          During the nine months ended March 31, 1997, the Company reduced its outstanding indebtedness by approximately $10.9 million from (i) cash available at the beginning of the fiscal year, (ii) internally generated cash from operations during the nine months ended March 31, 1997, (iii) proceeds received from a favorable cash judgement awarded the Company by the courts of the State of Missouri (see "Results of Operations" above) and (iv) cash received from the termination of a forward interest rate

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

agreement entered into in connection with the postponed debt offering (see Note 2 in "Item 1. Financial Statements" above).

          During the nine months ended March 31, 1997, amounts owed to minority interests decreased by $0.9 million. This decrease was the result of a final distribution of $0.9 million made in July 1996 to the limited partners in connection with the dissolution of the Three Rivers Hospital Limited Partnership, resulting in no gain or loss to the Company. Subsequent to this distribution, the Three Rivers Hospital Limited Partnership was dissolved.

          In August 1996, a corporate affiliate of Mr. Paul Ramsay, the Company's Chairman and beneficial owner of approximately 36% of the Company's capital stock, acquired through a private placement 275,546 shares of common stock at a price of $2.75 per share. These shares were issued as consideration for fiscal 1997 management fees due under a management agreement between the Company and another corporate affiliate of Mr. Ramsay. This management agreement was then terminated in September 1996 in return for 250,000 exercisable warrants issued to one of Mr. Ramsay's corporate affiliates.

LIQUIDITY AND CAPITAL RESOURCES

          As of March 31, 1997, the 1990 Credit Facility includes $27.5 million in senior secured notes and $1.4 million in subordinated secured notes, and the 1993 Credit Facility consists of approximately $16 million in letters of credit. The senior secured notes bear interest at 11.6% and require semi-annual principal payments of approximately $3.5 million from September 30, 1997 through September 30, 1998 and semi-annual principal payments of $5.65 million from March 31, 1999 through March 31, 2000. The subordinated secured notes bear interest at 15.6% and require semi-annual principal payments of $0.2 million through March 31, 2000. As of March 31, 1997, regularly scheduled annual principal payments on the variable rate demand revenue bonds total $0.7 million through year 2000 and $0.8 million to $1.1 million in years 2001 through 2015. In December 1995, the Company fully paid down and terminated its working capital facility with its bank group originally available under the 1993 Credit Facility.

          In May 1997, the Company and banks supporting the 1993 Credit Facility agreed to terms which revised certain of its terms and extended its expiration date from August 15, 1997 to September 3, 1997. Additionally, provided certain conditions are met on or before June 2, 1997, the expiration date of the 1993 Credit Facility will be further extended to September 30, 1998. In connection with these extensions, the Company agreed to (i) effect the redemption of one of the outstanding variable rate demand revenue bonds totalling $3.4 million and repay this amount to the banks on or before September 30, 1997 and (ii) reduce the banks' overall credit exposure to approximately $6.7 million by September 30, 1998. See also Note 2 in "Item 1. Financial Statements" above.

          Under the 1993 and 1990 Credit Facilities, the Company is required to meet certain covenants, including: (i) the maintenance of a minimum level of consolidated tangible net worth; (ii) the maintenance of a

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

working capital ratio; and (iii) the maintenance of certain fixed charge coverage and debt service ratios. From time to time, the lenders under the 1993 and 1990 Credit Facilities have agreed to waive or otherwise adjust certain of these ratios and levels. In connection with these waivers and adjustments, RHCI pays additional fees and expenses. Effective June 30, 1996, pursuant to waiver agreements, the Company obtained modifications from its lenders under the 1993 and 1990 Credit Facilities to certain of its debt covenants through June 30, 1997. In connection with these waiver agreements, the Company provided additional collateral to the lenders and agreed not to pay future cash dividends in respect of its Series C Preferred Stock. In addition, in connection with the proposed extension of the 1993 Credit Facility to September 30, 1998, the Company's lenders are considering an extension of these waiver agreements to September 30, 1998.

          During the nine months ended March 31, 1997, net cash provided by the operating activities of the Company increased approximately $7.1 million. This increase is primarily the result of (i) an improvement in net income between periods (after giving effect to noncash deferred income taxes) of approximately $2.2 million, (ii) cost report settlements with third-party contractual agencies and changes in estimated settlements, which increased by $3.8 million in the current year period and (iii) a $1.8 million reduction in the increase in patient accounts receivable between periods.

          As of March 31, 1997, the Company has no commitments for material capital expenditures. The Company expects to satisfy the remainder of its fiscal 1997 liquidity requirements from internally generated funds from operations. The Company expects to satisfy its liquidity requirements after fiscal 1997 through internally generated funds, proceeds from the sale of assets and proceeds from a refinancing of its outstanding debt. Additionally, certain of the Company's principal payments due after fiscal 1997 may be satisfied in connection with guaranties by Mr. Ramsay and a corporate affiliate of Mr. Ramsay (See Note 2 in "Item 1. Financial Statements" above).

          In the event that the Company is unable to generate sufficient funds from operations, to generate sufficient funds from asset sales or to refinance its 1990 Credit Facility and 1993 Credit Facility, the Company may be required to seek waivers from its existing lenders, including with respect to the timing of scheduled principal payments during fiscal 1998. There can be no assurance that any such waivers will be granted or as to the terms and conditions of such waivers, if granted.

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

          On the basis of discussions to date between the Company and the State, the Company believes that this matter may be settled for an amount significantly less than the State's initial requests. Any settlement of this matter will be contingent upon the execution of settlement documentation, the terms of which have not been agreed upon. Further, there can be no assurance the Company and the State will agree on a settlement amount or the terms and conditions of settlement documentation. The Company intends to contest, vigorously, any position by the State of Louisiana which it considers adverse and believes that adequate provision has been made at March 31, 1997 for the estimated amount which might be recovered from the Company as a result of this matter. Additionally, the Company believes that the resolution of this matter will not have a material adverse effect on its liquidity.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are as follows:

         Exhibit 11          Computation of Net Income per Share

         Exhibit 27          Financial Data Schedule

    (b)  Current Reports on Form 8-K

         The Company filed with the Commission one Current Report on Form 8-K dated February 10, 1997 during the quarter ended March 31, 1997.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereupon duly authorized.


                         RAMSAY HEALTH CARE, INC.
                         Registrant


                           /s/ Daniel A. Sims
                         -------------------------------
                         Daniel A. Sims
                         Vice President and Corporate Controller




Date: May 20, 1997