Form 10-K
period 1997-06-30
RAMSAY HEALTH CARE INC
filed 1997-10-14
CIK 773136

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K
(MARK ONE)
 /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 [FEE REQUIRED]
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                                       OR
      /  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-13849

                            RAMSAY HEALTH CARE, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      63-0857352
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


           COLUMBUS CENTER
   ONE ALHAMBRA PLAZA, SUITE 750
        CORAL GABLES, FLORIDA                              33134
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (305) 569-6993

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

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.
                                        -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The number of shares of the registrant's Common Stock outstanding as of October 9, 1997 was 10,835,843. The aggregate market value of Common Stock held by non-affiliates on such date was $35,285,967.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the registrant's definitive Proxy Statement to be filed for the 1997 Annual Meeting of Stockholders are incorporated by reference into
Part III.

                                    PART I

ITEM 1.   BUSINESS.

GENERAL

  Ramsay Health Care, Inc. ("RHCI" or the "Company") is a leading provider and manager of specialty managed care and behavioral healthcare services in the country. Through the youth services division of its provider operations, the Company offers diversified programs for at-risk and troubled youth in residential and non-residential settings nationwide. In addition, the Company's managed behavioral care operations provides and manages the delivery of behavioral healthcare services for employers, insurance companies, health maintenance organizations and governmental agencies. The Company also operates psychiatric hospitals and manages behavioral healthcare programs on behalf of acute care hospitals and community mental health centers under management contracts.

OVERVIEW

  As a provider of behavioral healthcare, the Company offers a comprehensive range of products and services in its hospital division and its youth services division. The hospital division provides services at 14 hospitals, in which 703 beds are currently devoted to acute inpatient psychiatric treatment. Patient care is provided within the hospital division in a variety of treatment settings: (1) acute inpatient treatment; (2) partial hospitalization programs; and (3) group and individual outpatient treatment. Outpatient programs are tailored to provide brief, goal-oriented psychotherapy for specific disorders such as chemical dependency, eating disorders and mood disorders. The Company also provides its expertise to community mental health centers and acute care hospitals under 24 contracts to manage psychiatric programs and partial hospitalization programs for geriatric patients and for seriously and persistently mentally ill (SPMI) patients.

  The Company's youth services division, created to serve the special needs of juvenile offenders and adolescents with behavioral disorders, offers care at:
(1) 12 of the Company's 14 hospitals, in which 559 beds are devoted to less-intensive residential treatment programs and additional beds are utilized for adolescents requiring acute inpatient treatment; (2) five group homes; and (3) day programs and other outpatient treatment settings. In both the hospital and youth services divisions, the choice of treatment and setting depends on the nature of the patient's disorder and the intensity and duration of treatment required. Throughout a course of treatment, a patient is often treated in more than one setting.

  As a manager of behavioral healthcare services, the Company offers benefit design, utilization review, case management, quality assurance and claims processing services for over 2.1 million covered lives. As of June 30, 1997, the Company managed care under capitated managed care programs for approximately 500,000 covered lives through fee arrangements in which the Company assumes responsibility for the cost of providing care in exchange for a fixed per member per month fee. For approximately 300,000 covered lives under Administrative Services Only ("ASO") programs, the Company manages care but does not assume responsibility for the cost of care. For approximately 1,300,000 lives, the Company provides utilization review services. The Company has established a network of approximately 2,800 independent physicians, psychologists and clinicians, 13 Company-owned multi-disciplinary behavioral healthcare outpatient clinics, as well as hospitals and other behavioral healthcare providers, to service these lives.

RECENT DEVELOPMENTS

  On September 30, 1997, the Company refinanced its outstanding senior and subordinated secured notes, its variable rate revenue bonds and its demand note to a corporate affiliate of Paul J. Ramsay, Chairman of the Board of the Company and a significant shareholder, with proceeds from a credit facility consisting of term and revolving credit debt of $38.5 million (the "Senior Credit Facility") and the sale of $2.5 million of Class B Preferred Stock, Series 1997 (the "Series 1997 Preferred Stock") to a financial institution. In addition, on September 30, 1997, the Company issued an aggregate of $17.5 million of subordinated bridge notes (the "Bridge Facility"), of which $15.0 million was purchased by the financial institution and $2.5 million was purchased by Paul Ramsay Holdings Pty. Limited ("Ramsay Holdings"), a corporate affiliate of Mr. Ramsay. In addition, on September 30, 1997, the Company entered into an agreement with Ramsay Holdings pursuant to which Ramsay Holdings purchased $4.0 million of non-convertible, non-voting Class B Preferred Stock, Series 1997-A (the "Series 1997-A Preferred Stock").

  In October 1997, pursuant to an Agreement and Plan of Merger (the
"Merger Agreement") dated as of July 1, 1997 between a wholly-owned subsidiary of the Company and Summa Healthcare Group, Inc. ("Summa"), the Company acquired Summa for $300,000 in cash, 250,000 shares of the Company's Common Stock and fully exercisable warrants to purchase 500,000 shares of the Company's Common Stock, with an exercise price of $3.25 per share (the fair market value of the Company's Common Stock on July 1, 1997), and an expiration date of July 2007. Summa, whose principal stockholder is Luis E. Lamela, the Vice Chairman and a director of the Company, is engaged in the healthcare consulting, advisory and development business. Summa's principal assets consist of projects in the specialty managed care and healthcare services industry, including an arrangement with a provider of healthcare services to correctional facilities in Florida. These projects have been undertaken by the Company.

  Effective June 10, 1997, the Company completed its previously announced merger with Ramsay Managed Care, Inc. ("RMCI"). The transaction was based on a merger agreement entered into by the Company and RMCI on October 1, 1996 and was approved by the shareholders of both companies on April 18, 1997.

STRATEGY

  The Company's strategy is to maintain and enhance its position as a leading high-quality provider and manager of specialty managed care and behavioral healthcare services, meeting the needs of its patients for therapeutic care with favorable outcomes in the least restrictive setting and its payors for cost-effective and accountable treatment programs. The Company's strategic objectives include:

 .    Pursue Youth Services Opportunities.  The Company's youth services division actively pursues contracts to provide care that addresses the needs of the increasing population of at-risk and troubled youth. The division offers specialized programs for adjudicated and non-adjudicated youth with developmental disabilities, children and adolescent males and females with emotional and behavioral disorders, and juvenile offenders. The Company believes that it has established a strong reputation for effectively meeting the needs of this growing high-incidence population through proven structured programs that incorporate therapeutic, educational, vocational, cognitive, behavioral and social rehabilitative treatment plans. The Company also believes that its experience in contracting with a variety of public sector agencies to deliver behavioral healthcare positions it to take advantage of growing opportunities in youth services.

 .    Assess Existing Products, Services and Markets. Management believes that an ongoing evaluation of the Company's existing products, services, markets and facilities against financial and quality performance standards is integral to success in the evolving healthcare industry. In targeted geographic markets where demand warrants, the Company's youth services and managed care products for which the Company has achieved recognition and expertise will be expanded.
In non-target markets, where economic, competitive, social and/or legislative factors do not support profitable or strategic delivery of services, products and facility operations will be phased out or modified to generate acceptable levels of financial performance.

 .    Expand Managed Care Business. As Medicaid and other government programs move toward managed care in a continuing effort to contain healthcare costs, the Company believes there will be an increasing demand for the management of behavioral healthcare and the organization of provider networks for patients served under these programs. The Company will actively pursue the management and coordination of behavioral healthcare for these populations and will organize new and expand current systems which provide care for these beneficiaries. The Company believes that it is well positioned to penetrate this market because of its experience in coordinating care as program manager for traditional providers as well as its managed care expertise.

 .    Pursue Capitated Contracts.  Management believes that behavioral healthcare purchasers will increasingly contract directly with providers on a capitated basis. Management believes that the Company has a successful record in both managing and providing care under capitated contracts. This expertise, in conjunction with its broad service offering, will enhance the Company's ability to benefit from the expected growth in capitated contracts.

 .    Identify New Product Development Opportunities. The Company believes that it has a successful record of providing, coordinating and managing behavioral healthcare services to achieve favorable clinical outcomes in a cost-effective manner. The Company intends to identify new market niches and to apply its expertise to develop products and specialized programs which serve these markets.

     In connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that this Annual Report on Form 10-K contains forward-looking statements about the Company. The Company is hereby setting forth cautionary statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements or information made by or on behalf of or concerning the Company. Some of the most significant factors include (i) accelerating changes occurring in the healthcare industry, including competition from consolidating and integrated healthcare provider systems and managers of healthcare, the imposition of more stringent admission criteria by payors, increased payor pressures to limit lengths of stay, limitations on reimbursement rates and limitations on annual and lifetime patient health benefits, (ii) federal and state governmental budgetary constraints which could have the effect of limiting the amount of funds available to support governmental healthcare programs, including Medicare and Medicaid, (iii) statutory, regulatory and administrative changes or interpretations of existing statutory and regulatory provisions affecting the conduct of the Company's business and affecting current and prior reimbursement for the Company's services and (iv) the loss of major managed care customers or the loss of a significant number of members from the Company's provider network. There can be no assurance that any anticipated future results will be achieved. As a result of the factors identified above and other factors, the Company's actual results or financial or other condition could vary significantly from the performance or financial or other condition set forth in any forward-looking statements or information.

PROVIDER OPERATIONS

  Youth Services Operations

     Twelve of the Company's hospitals offer specialized programs for low-functioning and troubled youths affected by conduct disorders, psychiatric illness, substance abuse and impulse disorders. These programs provide a full range of care including (i) acute psychiatric inpatient care, (ii) residential treatment, consisting of long-term, less intensive inpatient care, (iii) group homes and (iv) day programs and outpatient services. Within these environments, clinical and program teams incorporate therapeutic, educational and vocational programs with cognitive, behavioral and social rehabilitation programs. These highly structured programs assist troubled youths in learning how to change ineffective or violent behavior and how to cope with the difficulties and stresses of life. The primary objective of these programs is behavioral awareness and self-control, rehabilitation, and reintegration to the home setting.

  Hospital Operations

     Acute Inpatient Services. Acute inpatient services are generally provided to patients needing the most intensive behavioral healthcare treatment. The most common disorders treated at the Company's hospitals on an acute inpatient basis are mood and effective disorders (such as depression), psychoses, situational crises and alcohol and drug dependency. The initial goal of acute psychiatric hospitalization treatment is to evaluate and stabilize the patient so that effective treatment can be continued either on an inpatient, residential treatment, partial hospitalization or an outpatient basis. Under the direction of a psychiatrist, the patient's condition is assessed, a diagnosis is made and prescribed treatment follows. The treatment regimen utilizes, where appropriate, medication, individual and group therapy, adjunctive therapy and family therapy.

     Each hospital has a multi-disciplinary team of healthcare professionals, including psychiatrists, psychologists, social workers, nurses, behavioral healthcare and substance abuse counselors and therapists. Each of the Company's hospitals has a medical director who acts as liaison between the professional staff and the hospital administration staff. Each of the Company's hospitals also has a consulting board, comprised of hospital executives, consulting physicians and other members of the local community, which is responsible for standards of patient care. All of the Company's hospitals are accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") and are periodically resurveyed by the JCAHO.

     Partial Hospitalization. Partial hospitalization services are provided for limited periods per day (typically four hours or more) at established intervals, with the patient returning home at the conclusion of each day's treatment. Partial hospitalization services are designed to be both an alternative to inpatient hospitalization services and a key component of care along the continuum following inpatient hospitalization.

     Outpatient/Clinical Services. Outpatient services generally consist of treatment sessions which can be rendered in a variety of individual or group settings at various locations, including hospitals and clinics. Once an individual is assessed for treatment in an outpatient environment, the individual is provided the appropriate level of care in relation to the diagnosis.

     Contract Management Services. The Company manages inpatient and partial hospitalization programs under contracts with public and private healthcare providers. Each management contract is individualized to address the differing needs of each client and its community. Pursuant to the contracts, the Company's client typically provides the necessary space (including beds for inpatient programs) and equipment, clinical and nursing staffs, and support services (such as billing, dietary and housekeeping). A Company employee typically acts as the program administrator and, for its partial hospitalization contracts, as the case manager. The Company also contracts with a psychiatrist to be the medical director for the managed program.

     The Company assists in the development of each managed program as requested by the client hospital or community mental health center, including licensing, staffing, and Medicare certification matters. The Company also develops and implements a local marketing plan for the program to be offered by the client. Each program is marketed locally with an emphasis on addressing the particular needs of the client's community. The Company markets the program in the community on behalf of the client, and the Company's name is not used and its role is not publicly emphasized in the operation of the program offered by its client.

     Under each contract, the Company typically receives a fixed monthly fee, together with reimbursement for the Company's direct costs of operating the program, including the costs of the program administrator, case manager, and medical director. At June 30, 1997, the Company had 24 contracts to manage partial hospitalization program services for community mental health centers and to manage inpatient behavioral healthcare units at medical/surgical hospitals.

     Subacute Services. The Company currently operates medical subacute units in four of its hospitals. Subacute medical healthcare services are provided to patients who require hospitalization at a level which is less intensive than that of an acute-care hospital. Generally, subacute patients are medically stable and may require skilled nursing, ancillary medical, and rehabilitative therapy services. The Company opened its subacute units in late fiscal 1994 and early fiscal 1995 to offer medical care (to non-psychiatric patients) in converted, previously underutilized space. In fiscal 1997, approximately 35 additional beds were converted, bringing to 114 the total number of beds allocated by the Company for subacute medical care. The units are managed under contracts with an unaffiliated company experienced in the operation of subacute care hospitals. The Company has no present plans to expand its subacute services.

  Provider Operations Data

     The following table summarizes certain data related to the Company's
provider operations.   The table excludes data relating to Three Rivers
Hospital, which was closed on June 30, 1995, Meadowlake Hospital, which was leased to another healthcare provider on August 1, 1997 and Gulf Coast Treatment Center, which commenced operations in December 1996.



                                                                                YEAR ENDED JUNE 30
                                                         ----------------------------------------------------------------
                                                                 1997                  1996                  1995
                                                         --------------------  --------------------  --------------------

Acute psychiatric admissions....................                      12,710                12,851                11,871
Residential treatment admissions................                         545                   440                   491
Subacute admissions.............................                         960                   692                   323
                                                                     -------               -------               -------

Total inpatient admissions......................                      14,215                13,983                12,685

Acute psychiatric inpatient days................                     121,611               128,821               133,537
Residential treatment inpatient days............                     101,433                87,633                61,324
Subacute inpatient days.........................                      22,999                15,378                 6,548
                                                                     -------               -------               -------

Total inpatient days............................                     246,043               231,832               201,409

Average bed days available......................                     460,861               431,514               381,060
Overall inpatient occupancy percentage..........                          53%                   54%                   53%


MANAGED CARE OPERATIONS

     Effective June 10, 1997, in conjunction with the merger with RMCI, the Company initiated services as a manager of behavioral healthcare. These services include benefit design, utilization review, case management, quality assurance and claims processing services for, as of June 30, 1997, over 2.1 million covered lives. The Company manages care under capitated managed care programs for approximately 500,000 covered lives through fee arrangements in which the Company assumes responsibility for the cost of providing care in exchange for a fixed per member per month fee. For approximately 300,000 covered lives under ASO programs, the Company manages care but does not assume responsibility for the cost of care. For approximately 1,300,000 lives, the Company provides utilization review services.

     The Company manages the delivery of behavioral healthcare and substance abuse treatment through networks of Company-employed and independent behavioral healthcare providers on behalf of its managed care customers, primarily self-
insured employers, HMOs, insurance companies and governmental agencies.   At
June 30, 1997, the Company provided managed behavioral healthcare services in eight states through its regional offices located in Phoenix, Arizona, Miami and Orlando, Florida, Covington, Louisiana, Charlotte, North Carolina, Cleveland, Ohio, Oklahoma City, Oklahoma, San Antonio, Texas and Morgantown, West Virginia.

     The Company's programs utilize a treatment methodology structured to improve the quality and cost effectiveness of behavioral healthcare by diagnosing patients as early in the therapeutic process as possible and promptly providing the most appropriate treatment along the continuum of care in the least restrictive setting. An integral component of its treatment methodology is the Company's 24-hour inpatient certification service which, when utilized in conjunction with the Company's provider network, reduces unnecessary admissions to inpatient facilities and often results in increased utilization of more cost-effective outpatient services.

     The Company presently provides managed behavioral healthcare and substance abuse treatment through a network of approximately 50 Company-employed psychiatrists, psychologists and clinicians, approximately 2,800 independent psychiatrists, psychologists, clinicians, social workers and behavioral health counselors, 13 Company-owned multi-disciplinary behavioral healthcare outpatient clinics, and approximately 150 hospitals and other facilities. The Company's staff of psychiatrists, psychologists, clinicians and ancillary care providers are generally employed under both salary and hourly wage arrangements. Independent physicians and other outside providers generally receive payment on a discounted fee-for-service basis. The Company also negotiates all-inclusive rates with the network inpatient, day treatment and residential treatment facilities. The Company believes that its physician-based provider network has been able to both achieve cost savings for managed care customers and enhance the quality of behavioral health and substance abuse treatment for patients.

     Each of the Company's clinics has a full range of multi-disciplinary behavioral healthcare professionals. A typical clinic includes at least one psychiatrist and three to four psychologists, licensed clinical social workers or other allied behavioral healthcare professionals. The clinics provide treatment programs for children, adolescents and adults with a broad range of behavioral health disorders. Intensive outpatient programs are available for the treatment of chemical dependence, eating disorders and behavioral disorders of adolescents. For example, an intensive outpatient treatment for patients with substance abuse disorders might include individual and family therapy, as well as a variety of specialty group therapies, including counseling regarding family, vocational and leisure time issues. These programs were developed by the Company's professional staff and are designed to achieve a rapid and effective recovery and to reduce recidivism. Each program is designed to be time-limited, problem-specific and recovery-oriented.

     Treatment protocols within the clinics are tailored to a managed care environment with an emphasis on high quality, goal-oriented therapy. A typical treatment plan from initial visit to discharge takes place over approximately eight to ten sessions. The Company generally uses short intensive therapy sessions over the course of a treatment plan which the Company has found to be more effective, both clinically and from a cost perspective, than longer, less intensive therapy sessions. Psychotherapy as set forth in the treatment plan is administered by a licensed clinical psychologist, licensed clinical social worker, or other licensed behavioral healthcare professional. When medication is necessary, a licensed psychiatrist or registered psychiatric nurse specialist manages the patient's medication. Follow-up testing and periodic evaluations are conducted to measure the effectiveness of treatment and to make necessary changes to therapy.

     The Company has developed its own utilization review and case management criteria which enable it to determine if treatment for a given set of symptoms is medically necessary and, if so, the appropriate level and type of care for such symptoms. These criteria are based upon the Company's clinical experiences and clinical protocols. The Company's utilization review and case management regimen is not designed to restrict care, but to determine the medical necessity and appropriateness of all inpatient admissions, lengths of stay and outpatient treatment programs. The Company believes that the focus of its utilization review criteria differs from the standard set of diagnosis-specific treatment plans used by other managed care companies, in that the Company evaluates the severity of symptoms and the biological components of an illness and also takes into account a patient's particular personal and social circumstances. The criteria are designed to ensure, to the degree practicable, that a covered population, on an individual basis and in the aggregate, neither underutilizes nor overutilizes available behavioral healthcare services.

COMPETITION

     The behavioral healthcare industry is extremely competitive. The competitive position of the Company has been, and will continue to be, affected by the increased initiatives undertaken by federal and state governments and other purchasers of healthcare, including insurance companies and employers, to revise payment methodologies and monitor healthcare expenditures in order to contain healthcare costs.

     Provider Operations. The Company's 14 inpatient facilities are located in rural areas and in suburban areas of large metropolitan cities. The Company's facilities compete with other facilities, including proprietary freestanding hospitals, not-for-profit hospitals, governmental freestanding hospitals and psychiatric units of acute-care hospitals. The number of competitors located within each of the Company's service areas varies significantly. Some of these facilities are larger and have greater financial resources than the Company's hospitals. In addition, some of these competing hospitals are substantially exempt from income and property taxation. The impact of competition on the Company's facilities varies depending on the proximity of the competing facility and its referral sources to the Company's facility.

     The ability of the Company to compete with other behavioral healthcare providers depends on the number and quality of psychiatrists, clinical psychologists and other clinicians practicing at the facility, and the number, type and quality of other behavioral healthcare facilities in the area. Another factor affecting competitiveness is the extent to which treatment programs satisfy individual and community needs in an effective manner from both a clinical and an economic standpoint. The Company believes that the quality of its professional staff, as well as the quality and effectiveness of its programs, permit it to compete effectively with other providers of behavioral healthcare. In addition, the Company actively seeks relationships with managed care companies, which are increasingly responsible for directing patients to high quality, cost-effective providers of behavioral healthcare services.

     The Company considers the industry servicing the needs of low-functioning and troubled adolescents and juvenile offenders to be highly fragmented and highly dependent upon specific referrals by the state agencies responsible for ensuring these individuals receive the appropriate treatment. The Company's believes that its demonstrated ability to provide these services and its treatment outcomes gives it a competitive advantage.

     In the provision of contract management services, the Company competes with several national competitors and many regional and local competitors, many of which have greater financial resources than the Company. Competition among contract managers for hospital and community mental health center programs is generally based upon the reputation, price, and the ability to provide financial and other benefits to the client, including the management expertise necessary to enable the client to offer behavioral healthcare programs that provide the full continuum of behavioral healthcare services in a quality and cost-effective manner. The pressure to reduce healthcare expenditures has emphasized the need to manage the appropriateness of behavioral healthcare services provided to patients. As a result, competitors without management experience covering the various levels of the continuum of behavioral healthcare services may not be able to compete successfully. The Company believes that its management expertise will enable it to compete successfully in this market.

     Managed Care Operations. Contracts for the provision of managed behavioral healthcare services are generally competitively bid and renewed annually. In the provision of managed behavioral healthcare services, the Company competes with local and national managed behavioral healthcare companies, insurance companies, HMOs and not-for-profit health plan corporations, preferred provider organizations (PPOs) and other provider networks, as well as third-party administrators. Many of these operations and entities have substantially greater financial resources than the Company and offer a wider range of services than the Company.

     The ability of the Company to compete with other managed behavioral healthcare companies depends on its ability to offer management services and treatment under capitated arrangements which are cost-effective and produce high quality outcomes. The Company believes that its expertise in the application of case management, utilization review and quality assurance regimens to the delivery of behavioral healthcare services, coupled with the provision of high quality, goal-oriented treatment, permit it to compete effectively in the managed behavioral healthcare services industry.

INDUSTRY TRENDS

     The behavioral healthcare industry has experienced significant changes in recent years as a result of pressure from purchasers of behavioral healthcare services to control costs. In response, managed behavioral healthcare organizations developed to coordinate the delivery of services in the most cost-efficient manner. These cost containment pressures have caused a reduction in revenues per patient day at inpatient facilities, as well as a shift from inpatient to outpatient and other less costly treatment settings. This shift resulted in declines in both admissions and average lengths of stay at inpatient facilities.

     As the industry continues to evolve, behavioral healthcare companies are beginning to integrate the provision of healthcare services with managed care techniques. The Company believes that purchasers of behavioral healthcare will increasingly contract directly with providers on a capitated basis and that capitation allows purchasers of behavioral healthcare to place the responsibility for the cost of providing care directly on the providers who can most efficiently monitor the utilization, quality and effectiveness of care. The Company believes that the merger with RMCI has enhanced its ability to provide capitated services.

SOURCES OF REVENUE

     The Company receives payments from third-party reimbursement sources, including commercial insurance carriers (which provide coverage to insured patients on both an indemnity basis and through various managed care plans), Medicare, Medicaid and various governmental agencies (including state judicial systems). In addition, payments are received directly from patients, including copayments and deductibles related to services covered by these patients' benefit plans. The Company's managed care customers are generally self-insured employers, HMOs, insurance companies and governmental agencies. The Company also receives payments under management contracts from its client hospitals and community mental health centers.

     The following table sets forth the approximate percentages of the Company's fiscal year 1997 revenues derived from these various sources.


                                                                 YEAR ENDED
                                                                JUNE 30, 1997
                                                                --------------

Medicare............................................................  36%
Medicaid............................................................  19%
Other government programs...........................................  11%
Managed care organizations..........................................  13%
Blue Cross and other commercial insurance...........................  13%
Contract management customers.......................................  4%
Self-pay and other..................................................  4%
                                                                      ---
                                                                      100%
                                                                      ===


     Medicare. Medicare is the federal health insurance program for the aged and disabled. Medicare reimburses providers for inpatient, partial hospitalization and hospital-based outpatient services on a cost-based reimbursement system. Medicare reimburses for certain other outpatient services based on an area-wide fee schedule or other blended rates. Medicare reimbursement is typically less than the Company's established charges for services provided to Medicare patients. Patients are not responsible for the difference between the reimbursed amount and the established charges other than for applicable noncovered charges, coinsurance and deductibles. In 1983, Congress changed the Medicare law applicable to Medicare reimbursement for medical/surgical services from a retrospectively determined reasonable cost system to a prospectively determined diagnosis-related grouping ("DRG") system. Psychiatric hospitals and units are currently exempt from the DRG reimbursement system. However, both Congress and the agency responsible for administering the Medicare program, the Health Care Financing Administration, have been investigating a revision to the payment system for inpatient psychiatric, partial hospitalization and hospital-based outpatient services, including of the type of services provided by the Company, which would eliminate the cost-based structure of the current system. Under current proposals, reimbursement for inpatient, partial hospitalization and outpatient psychiatric services would be transitioned to a prospective payment system in which payment for services may be unrelated to the provider's costs.

     Medicare reimbursement to exempt psychiatric and chemical dependency hospitals and units is currently subject to the payment limitations and incentives established in the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"). These facilities are currently paid on the basis of each facility's historical costs trended forward, with a limit placed on the rate of increase in per case reimbursable costs.

Facilities with costs less than their respective target rate per discharge are currently reimbursed based on allowable Medicare costs, plus an additional incentive payment. Medicare reimbursement under TEFRA to hospitals exempt from prospective payment, such as the Company's inpatient facilities, will be adversely affected by the Balanced Budget Act of 1997, passed by Congress in July 1997. Under certain provisions of this Act, effective July 1, 1998 for the Company, target rates per discharge will be capped, the formula by which incentive payments are calculated will be modified to reduce these payments and allowable Medicare capital costs will be reduced by 15%. The impact of the provisions of the Balanced Budget Act is being assessed by the Company at this time and the Company cannot predict the effect the Act will have on its results of operations and financial condition.

     Medicaid. Medicaid is the federal/state health insurance program for low-income individuals, including welfare recipients. Subject to certain minimum federal requirements, each state defines the extent and duration of the services covered by its Medicaid program. Moreover, although there are certain federal requirements governing the payment levels for Medicaid services, each state has its own methodology for making payment for services provided to Medicaid patients. Various state Medicaid programs cover payment for services provided to Medicaid patients by the Company.

     Other Government Programs. Services provided to low-functioning and troubled adolescents and juvenile offenders are generally reimbursed on a per-diem basis by various state agencies, including state judicial systems. The per-diem rate is generally based on the nature and scope of services provided to these patients.

     Managed Care Organizations and Other Commercial Payors. The Company's facilities are reimbursed for inpatient and outpatient behavioral healthcare services by HMOs, commercial insurance companies and self-insured employers either on a fee-for-service basis or under contractual arrangements which include per-diem, per-diagnosis or sub-capitated arrangements.

     For inpatient and partial hospitalization services, Blue Cross plans reimburse based on charges or negotiated rates in all areas in which the Company presently operates facilities, except Alabama and Michigan. In certain states in which the Company operates, Blue Cross reimbursement is approved through a rate-setting process and, therefore, Blue Cross may reimburse the Company at a rate less than billed charges. Under cost-based Blue Cross programs, such as those in Alabama and Michigan, direct reimbursement to hospitals typically is lower than the hospital's charges, and patients are not responsible for the difference between the amount reimbursed by Blue Cross and the hospital's charges.

     Most commercial insurance carriers reimburse their policyholders or reimburse the Company directly for charges at rates and limits specified in their policies. Patients generally remain responsible for any amounts not covered under their insurance policies. Generally, reimbursement for psychiatric inpatient and chemical dependency care by commercial insurance carriers is to limit inpatient days to a maximum number per year or the patient's lifetime, or to limit the maximum dollar amount expended for a patient in a given period.

     The Company also contracts with managed care organizations and other commercial purchasers of behavioral healthcare services under managed care contracts. The Company typically charges each managed care customer a monthly capitation fee for each beneficiary enrolled in the customer's health benefit program managed by the Company. Depending upon both the type of program for which a customer contracts and the benefits covered under the customer's benefit program, the capitation fee arrangement is designed so that, with respect to both inpatient and outpatient care, the Company accepts full risk (all services capitated), as is generally the case, partial risk (selected services capitated) or limited risk (full risk up to a maximum amount). Certain contracts, such as those for the provision of ASO programs, include fee adjustments linked to a comparison of the customer's historical levels of utilization and cost of providing healthcare services to current levels of utilization and cost of providing such services.

     In setting its managed care fees, the Company relies upon a number of factors, including (i) the nature and scope of services to be provided, (ii) the benefits offered to the managed care customer,

(iii) the prior utilization history and demographic characteristics of the beneficiary population to be served, (iv) the rates charged by providers and inpatient facilities in the service area and the mode of provision of such services and (v) the Company's prior experience with similar programs.

MARKETING

     Provider Operations. The Company's hospital marketing programs are aimed at referral sources within a selected service area rather than to the general public and are designed to increase awareness of a facility's programs and services. Referral sources include psychiatrists, medical practitioners, managed behavioral healthcare organizations, schools and clergy. Each facility's marketing staff, together with other facility personnel, maintains direct contact with referral sources to support their needs. These needs may be related to a particular treatment program, the desires of the patient's family, hospital policies or the timely receipt of accurate information.

     Hospital marketing efforts also focus on increasing the number of patients referred to the Company by primary care physicians, managed care companies and other behavioral healthcare professionals. Increased referrals are generated by providing information to physicians on the Company's services, establishing contacts with managed care companies and by participating in local health associations. The Company seeks to maintain strong relationships with its referral sources by providing regular utilization information and updates on patient progress to purchasers of its healthcare services and primary care physicians. These activities are performed by full-time marketing representatives, as well as district and area management.

     The Company's marketing programs related to its youth services operations are aimed at judicial systems, law enforcement agencies and other agencies in all states where a need for the Company's services is perceived or known. In some instances, these agencies request a formal proposal in a relatively short time frame and the Company's marketing personnel work with these agencies to provide a proposal which is responsive to their needs. In states where established relationships exist and services are currently provided, marketing efforts are focused on judges, probationary officers and other individuals charged with the responsibility of placing adolescents in need of the Company's services.

     In its contract management operations, the Company has developed profiles of hospitals and community mental health centers in the United States.
Potential clients include medical/surgical hospitals without existing behavioral healthcare programs, as well as medical/surgical hospitals and community mental health centers with existing behavioral healthcare programs in need of the Company's management expertise. Regional salespersons contact prospective clients and, where appropriate, present a detailed proposal to key decision-makers. The proposal often contains detailed financial projections of the proposed behavioral healthcare programs. The Company also works with the potential client to develop contract terms responsive to the client's and its community's specific needs.

     Managed Care Operations. The Company focuses its managed care sales and marketing efforts primarily on self-insured employers, HMOs, governmental agencies and insurance companies. The Company has also targeted employee benefit consulting firms that represent employers and groups of employers in the selection and purchase of managed behavioral healthcare benefit programs. The Company's marketing efforts emphasize its ability to provide a wide array of cost-effective services to individuals at convenient locations within a geographic region. The Company believes that its ability to serve a large number of patients in a region gives it a competitive advantage in marketing to purchasers of managed care services. The Company's marketing efforts in this area also emphasize the Company's policy of providing regular feedback on patient progress to the managed care customer and its ability to collect and provide accurate utilization, cost and outcome statistics.

REGULATION

     As a behavioral healthcare provider and a managed behavioral healthcare service organization, the Company is currently subject to extensive and frequently changing government regulations. These regulations are primarily concerned with licensure, conduct of operations, reimbursement, financial solvency, standards of medical care, the dispensing of drugs, patient rights (including the confidentiality of medical records) and the direct employment of psychiatrists, psychologists, and other licensed professionals. Regulatory activities affect the Company's business directly by controlling its operations, restricting licensure of the business entity or by controlling the reimbursement for services provided, and indirectly by regulating its customers. In certain cases, more than one regulatory agency may have authority over the activities of the Company. State licensing laws and other regulations are subject to amendment and to interpretation by regulatory agencies with broad discretionary powers. Any new regulations or licensing requirements, or amendments or interpretations of existing regulations or requirements, could require the Company to modify its operations materially in order to comply with applicable regulatory requirements and may have a material adverse effect on the Company's business, financial condition or results of operations.

     Federal law contains a number of provisions designed to ensure that services rendered by healthcare facilities to Medicare and Medicaid patients are medically necessary, meet professionally recognized standards and are billed properly. These provisions include a requirement that admissions of Medicare and Medicaid patients to hospitals must be reviewed in a timely manner to determine the medical necessity of the admissions. In addition, the Peer Review Improvement Act of 1982 ("Peer Review Act") provides that a hospital may be required by the federal government to reimburse the government for the cost of Medicare-paid services determined by a peer review organization to have been medically unnecessary. Each of the Company's hospitals has developed and implemented a quality assurance program and implemented procedures for utilization review and retrospective patient care evaluation to meet its obligations under the Peer Review Act.

     The Social Security Act imposes civil sanctions and criminal penalties upon persons who make or receive kickbacks, bribes or rebates in connection with federally-funded healthcare programs. The Social Security Act also provides for exclusion from the Medicare and Medicaid programs for violations of the anti-kickback rules. The anti-kickback rules prohibit providers and others from soliciting, offering, receiving or paying, directly or indirectly, any remuneration in return for either making a referral for a federally-funded healthcare service or item or ordering any such covered service or item. In order to provide guidance with respect to the anti-kickback rules, the Office of the Inspector General has issued regulations outlining certain "safe harbor" practices, which although potentially capable of including prohibited referrals, would not be prohibited if all applicable requirements were met. A relationship which fails to satisfy a safe harbor is not necessarily illegal, but could be scrutinized on a case-by-case basis. Since the anti-kickback rules have been broadly interpreted, they could limit the manner in which the Company conducts its business. The Company believes that it currently complies with the anti-kickback rules in planning its activities, and believes that its activities, even if not within a safe harbor, do not violate the anti-kickback rules. However, there can be no assurance that (i) government enforcement agencies will not assert that certain of these arrangements are in violation of the illegal remuneration statute, (ii) the statute will ultimately be interpreted by the courts in a manner consistent with the Company's practices or (iii) the federal government or other states in which the Company operates will not enact similar or more restrictive legislation or restrictions that could, under certain circumstances, impact the Company's operations.

     Under another federal provision, known as the "Stark" law or "self-referral" prohibition, physicians who have an investment or compensation relationship with an entity furnishing certain designated health services (including inpatient and outpatient hospital services) may not, subject to certain exceptions, refer Medicare patients for designated health services to that entity. Similarly, facilities may not bill Medicare or any other party for services furnished pursuant to a prohibited referral. Violation of these provisions may result in disallowance of Medicare claims for the affected services, as well as the imposition of civil monetary penalties and program exclusion. In addition, the Stark law prevents states from receiving federal Medicaid matching payments for designated health services that are provided as a result of a prohibited referral. Often as a result of this requirement, a number of states have enacted similar prohibitions to the Stark law covering referrals of non-Medicare business. The following states in which the Company conducts business have passed legislation which, under certain circumstances, either may prohibit the referral of private pay patients to healthcare entities in which the physician has an ownership or investment interest or with which the physician has a compensation arrangement or may require the disclosure of such interest to the patient: Arizona, Florida, Georgia, Louisiana, Michigan, Missouri, Nevada, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Utah and West Virginia. All of these rules are very restrictive, prohibit submission of claims for payment related to prohibited referrals and provide for the imposition of civil monetary penalties and criminal prosecution. The Company is unable to predict how these laws may be applied in the future, or whether the federal government or states in which the Company operates will enact more restrictive legislation or restrictions that could under certain circumstances impact the Company's operations.

     In 1996, Congress enacted the Mental Health Parity Act of 1996 which generally requires that group health plans which provide benefits for mental health care must treat mental health benefits on a similar basis as benefits for any other illness for purposes of imposing annual or lifetime benefit limits. The law provides that, if the plan imposes limits on medical or surgical benefits on the basis of different categories of benefits, the plan may do the same with regard to different categories of mental health benefits, in accordance with regulations to be issued by the United States Department of Labor. The impact of this legislation on employee health benefits is unknown and the Company cannot predict the effect of this legislation on its financial condition or results of operations.

     Some states are beginning to regulate at-risk managed behavioral healthcare services by finding that such entities are conducting the business of insurance or acting as an HMO. To the extent that the Company operates or is deemed to operate in one or more states as a prepaid limited health service organization, insurance company, HMO, prepaid health plan, or other similar entity, it will be required to comply with certain statutes and regulations that, among other things, may require it to maintain minimum levels of deposits, capital, surplus, reserves or net worth, and also may limit the ability of certain of the Company's subsidiaries to pay dividends, make certain investments, and repay certain indebtedness. The imposition of any such requirements will significantly increase the Company's costs of doing business. Failure by the Company to obtain or maintain required licenses typically also constitutes an event of default under the Company's contracts with its managed care customers.

     Florida enacted a prepaid limited health service organization statute in 1993. This statute provides for the regulation of limited service prepaid health plans in a manner similar to the regulation of an HMO. The Company has obtained a written determination from the staff of the Florida Department of Insurance that it is not subject to regulation under this statute, but there can be no assurance than the Florida Department of Insurance will not take a contrary position in the future or that other provisions of state insurance laws will not be applied to the Company's activities. Also, the West Virginia Department of Insurance has issued administrative rules regulating the financial solvency and operation of entities that contract with HMOs to provide health services to HMO members on a prepaid basis using a network of independent providers. The Company's HMO customer in West Virginia has requested that the West Virginia Department of Insurance grant an exemption for the Company from the working capital and segregated fund requirements of these rules.

     Several of the states in which the Company conducts its business have enacted legislation requiring organizations engaged in utilization review to register and to meet certain operating standards. Utilization review regulations typically impose requirements with respect to qualifications of personnel, appeal procedures, confidentiality and other matters relating to utilization review services. The Company is registered in Alabama, Arizona, Florida, Louisiana, Missouri, Nevada, North Carolina, Oklahoma, South Carolina and Texas for such services.

     Many states in which the Company does business have adopted statutes to regulate third-party health claims administrators, which may include aspects of the Company's business. These statutes typically impose requirements with respect to the financial solvency and operation of the administrator. The Company has obtained a certificate of authority as an administrator in Ohio and Texas.

     Certain of the Company's services are subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). ERISA governs certain aspects of the relationship between employer-sponsored health benefit plans and certain providers of services to such plans through a series of complex statutes and regulations that are subject to periodic interpretation by the

Internal Revenue Service and the United States Department of Labor. In general, these regulations impose, among other things, an obligation on the Company to act as a fiduciary with respect to some of the health benefit plans it provides services to. However, there is little direct authority governing the application of ERISA to many of the activities and arrangements of managed behavioral healthcare companies.

     In certain states, the employment of psychiatrists, psychologists and certain other behavioral healthcare professionals by business corporations, such as the Company, is a permissible practice. However, other states have legislation or regulations or have interpreted existing medical practice licensing laws to restrict business corporations from providing behavioral healthcare services or from the direct employment of psychiatrists and, in a few states, psychologists and other behavioral healthcare professionals. Management believes that the Company is in compliance with these laws.

     State certificate of need or similar statutes generally provide that prior to the construction or acquisition of new beds or facilities or the introduction of a new service, a state agency must determine that a need exists for those beds, facilities or services. In most cases, certificate of need or similar statutes do not restrict the ability of the Company or its competitors from offering new or expanded outpatient services. Except for Arizona, Texas, Louisiana and Utah, all of the states in which the Company operates facilities have adopted certificate of need or similar statutes.

     The Company believes that it is currently in compliance in all material respects with applicable current statutes and regulations governing its business. The Company monitors its compliance with applicable statutes and regulations and works with regulators concerning various compliance issues that arise from time to time. Notwithstanding the foregoing, the regulatory approach to the behavioral healthcare services industry is extensive and evolving and there can be no assurance that a regulatory agency will not take the position, under existing or future statutes or regulations, or as a result of a change in the manner in which existing statutes or regulations are or may be interpreted or applied, that the conduct of all or a portion of the Company's operation within a given jurisdiction is or will be subject to further licensure and regulation. Expansion of the Company's businesses to cover additional geographic areas or to different types of products or customers could also subject it to additional licensure and regulatory requirements.

ACQUISITIONS, SALES AND LEASE COMMITMENTS

* Meadowlake Hospital. During fiscal year 1997, this 50-bed facility, located in Enid, Oklahoma, incurred a significant operating loss. Also, due to a lack of alternative business strategies in a limited market with significant competition, the Company projected that this facility would not be profitable in the future. As a result, in August 1997, consistent with the Company's strategy of assessing its products, services, markets and facilities against financial and quality performance standards, the Company leased this facility to an independent healthcare provider for an initial term of three years, with four three-year renewal options. Lease payments during the initial term total $360,000 per year and at each renewal option are subject to adjustment based on the change in the consumer price index during the preceding lease period. In accordance with the terms of the lease agreement, the tenant is responsible for all costs of ownership, including taxes, insurance, maintenance and repairs. In addition, the tenant has the option to purchase the facility at any time during the initial term for $3 million, less $15,417 for each month of occupancy. Subsequent to the initial term, the tenant has the option to purchase the facility at any time for $2.5 million.

*  Summa.   On July 1, 1997, the Company agreed to acquire Summa for $300,000 in cash, 250,000 shares of the Company's Common Stock and fully exercisable warrants to purchase 500,000 shares of the Company's Common Stock, with an exercise price of $3.25 per share (the fair market value of the Company's Common Stock on July 1, 1997) and an expiration date of July 2007. Summa's principal assets consist of projects in the specialty-managed care and healthcare services industry, including an arrangement with a provider of healthcare services to correctional facilities in Florida. The acquisition occurred in October 1997.

* Ramsay Managed Care, Inc.(RMCI). In 1993, the Company formed RMCI and entered the managed behavioral healthcare business with the acquisition of Florida Psychiatric Management, Inc. ("FPM"). This business expanded through additional acquisitions and development efforts and, for a number of business reasons deemed by management to be reasonable at the time, on April 27, 1995, the Company distributed, on a pro rata basis in the form of a dividend, the common stock of RMCI held by the Company to the holders of record on April 21, 1995 of the Company's Common and Preferred Stock. Subsequent to this distribution, RMCI became a separate, publicly traded company and ceased being a subsidiary of the Company.

   During 1996, it became apparent to the management of the Company and RMCI that, as a result of recent consolidation trends in the healthcare industry, the development and growth strategies of both companies were converging rather than diverging. Accordingly, the Board of Directors of both companies determined that a merger would be beneficial to the shareholders of both companies. On October 1, 1996, the Company and RMCI entered into a merger agreement providing for the acquisition of RMCI by a wholly-owned subsidiary of the Company. The transaction was approved by the shareholders of both companies on April 18, 1997 and was closed on June 10, 1997. On the closing date, the Company issued approximately 2,136,000 shares of Common Stock (valued based on the closing price of the Company's Common Stock on June 10, 1997 of $3.00 per share) and 100,000 shares of Class B Preferred Stock, Series 1996 ("the Series 1996 Preferred Stock"), which are convertible into 1,000,000 shares of Common Stock, in exchange for all of the outstanding shares of RMCI common and preferred stock. In addition, amounts owed by RMCI to the Company, totalling approximately $7.0 million on June 10, 1997, and RMCI's deficit in net tangible assets, totalling approximately $5.6 million on June 10, 1997, were included as consideration for the acquisition of RMCI.

* Gulf Coast Treatment Center. In December 1996, the Company resumed operations at this facility in Fort Walton Beach, Florida. This facility had been leased to another behavioral healthcare provider for the previous four years.

* Sale/Leaseback. In April 1995, the Company consummated a sale/leaseback transaction whereby the Company sold the land, buildings and fixed equipment of two of its inpatient facilities (Desert Vista Hospital in Mesa, Arizona and Mission Vista Hospital in San Antonio, Texas) for $12.5 million and agreed to lease these properties back over a term of 15 years (with three successive renewal options of five years each). The leases, which are treated as operating leases under generally accepted accounting principles, currently require aggregate annual minimum rentals of $1.62 million, payable monthly. Effective April 1 of each year, the lease payments are subject to any upward adjustment (not to exceed 3% annually) in the consumer price index over the preceding 12 months.

* Sales of Land. In March and April 1995, the Company sold certain real estate located in Flagstaff, Arizona and Houston, Texas. These properties were initially acquired for development approximately 10 years ago and, as of the date of sale, the properties had an aggregate book value of $1.15 million.
Total net proceeds from these sales approximated $0.75 million.

* Benchmark Behavioral Hospital. Effective April 1995, the Company agreed to lease this 80-bed facility near Salt Lake City, Utah for four years, with an option to renew for an additional three years. The lease, which is treated as an operating lease under generally accepted accounting principles, requires annual base rental payments of $0.46 million, payable monthly. In addition, the lease provides for percentage rent payments to the lessor equal to 2% of the net revenues of the facility, payable quarterly.

OWNERSHIP ARRANGEMENTS AND OPERATING AGREEMENTS

     One physician owns a 4% interest in the subsidiary which owns Gulf Coast
Treatment Center.   The Company may be required to repurchase, and the minority shareholder may be required to sell, the minority interest at a formula price dependent upon many factors, including the earnings per share of the subsidiary which owns the hospital and the price/earnings multiple of the Company, after a fixed period of time. Although the amount of the Company's repurchase obligation cannot be precisely determined, the Company does not believe that this obligation is material.

     In 1985, the Company and Bethany General Hospital in Bethany, Oklahoma entered into a joint venture whereby the general hospital and the Company hold a joint certificate of need for a 43-bed psychiatric unit attached to the general hospital. Under the joint venture agreement, the Company is obligated to provide working capital to operate the 43-bed psychiatric unit. The Company may, at its option, continue to operate and manage the unit in three-year terms through 2004. The Company is entitled to an annual management fee of 5% of the unit's gross revenues and 65% of the net profits or losses of the unit.

     In November 1992, the Company formed a limited partnership to operate Three Rivers Hospital, a 64-bed facility located in Covington, Louisiana and owned by the Company. Pursuant to the terms of the partnership agreement, the Company, as general partner, had a 55% interest in the operations of the business and limited partners maintained a 45% interest. Due to a significant decrease in patient volume and projected negative operating margins, on June 30, 1995, Three Rivers Hospital was closed. Further, in July 1996, the Three Rivers Hospital Limited Partnership was dissolved, resulting in no gain or loss to the Company.

INSURANCE

     The Company maintains self-insured retentions related to its professional and general liability insurance program. The Company's operations are insured for professional liability on a claims-made basis and for general liability on an occurrence basis. The Company records the liability for uninsured professional and general liability losses related to asserted and unasserted claims arising from reported and unreported incidents based on independent valuations which consider claim development factors, the specific nature of the facts and circumstances giving rise to each reported incident and the Company's history with respect to similar claims. The development factors are based on a blending of the Company's actual experience with industry standards.

EMPLOYEES

     As of June 30, 1997, the Company employed approximately 1,830 full-time and 1,400 part-time employees, including a corporate headquarters staff of approximately 30 full-time employees. The Company considers its relationship with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information with respect to the executive officers of the Company is set forth below:

                                                  POSITON WITH THE COMPANY AND PRINCIPAL OCCUPATION
NAME OF EXECUTIVE OFFICER         AGE             DURING THE PAST FIVE YEARS
-------------------------         ---             -----------------------------------------------------------------------------

Luis E. Lamela.................   47             Vice Chairman of the Board of the Company since January 1996; Chief
                                                 Executive Officer of CAC Medical Centers, a division of United HealthCare of Florida, since May 1994; President and CEO of Ramsay-HMO, Inc. from prior to 1992 to May 1994.

Bert G. Cibran.................   43             President and Chief Operating Officer of the Company since August 1996;
                                                 President, Summa Healthcare Group, Inc.  from February 1996 through August
                                                 1996; President and Chief Operating Officer for the Florida operations of
                                                 Physician Corporation of America from February 1994 to February 1996;
                                                 Executive Vice President of Operations with Ramsay-HMO, Inc. from prior to
                                                 1992 to February 1994.

Martin Lazoritz, M.D...........   50             Executive Vice President and Chief Medical Officer of the Company since
                                                 January 1997; Executive Vice President of RMCI from November 1993 to
                                                 January 1997; Chief Executive Officer of FPM, the predecessor of RMCI, since prior to 1992.

Carol C. Lang .................   50             Executive Vice President and Chief Financial Officer of the Company since
                                                 August 1996; President of HealthLink Enterprises, Inc. (a healthcare consulting firm) from prior to 1992 to August 1996.

Brent J. Bryson................   48             Senior Vice President of the Company since January 1997; Vice President of the Company from October 1994 to January 1997 (including medical leave from January 1996 through August 1996); Senior Vice President, Southern
                                                 Region, with Tenet Healthcare Corporation from prior to 1992 to October
                                                 1994.

John A. Quinn..................   43             Senior Vice President of the Company since January 1997; Vice President of the Company from prior to 1992 to January 1997.

Wallace E. Smith...............   54             Senior Vice President of the Company since January 1997; Vice President of the Company from prior to 1992 to January 1997.

I. Paul Mandelkern.............   47             Vice President and General Counsel of the Company since June 1997; Senior
                                                 Vice President and General Counsel of FPM since prior to 1992.

William N. Nyman...............   44             Vice President of the Company since August 1993; Regional Controller of the Company from prior to 1992 to July 1993.

Jorge Rico.....................   32             Vice President of the Company since February 1997; Vice President of
                                                 Administration and Information Technology for United HealthCare of
                                                 Florida, Inc. from 1994 to January 1997 and for Ramsay-HMO, Inc. from prior to 1992 to 1994.

Dexter Simanton................   43             Vice President of the Company since June 1997; Vice President of
                                                 Operations of FPM from June 1994 to June 1997; Director of Clinical
                                                 Services of Florida Psychiatric Associates from 1992 to June 1994.

Daniel A. Sims.................   37             Vice President and Corporate Controller of the Company since February
                                                 1997; Corporate Controller of the Company from December 1993 to January
                                                 1997; Chief Financial Officer of a 175-bed medical/surgical hospital from prior to 1992 to November 1993.

ITEM 2.  PROPERTIES.

     The following table provides information concerning the 14 inpatient facilities currently owned and operated or leased and operated by the Company.



                                                                                                 BEDS UTILIZED
                                                 DATE OPENED                    TOTAL           FOR RESIDENTIAL
HOSPITAL (7)                                     OR ACQUIRED                    BEDS               TREATMENT
------------                                     -----------                    -----           ----------------
Havenwyck Hospital
   Auburn Hills, MI......................        November 1983                    166                   40
Brynn Marr Hospital
   Jacksonville, NC......................        December 1983                     76                   12
Hill Crest Hospital
   Birmingham, AL........................        January 1984                     130                   50
Heartland Hospital
   Nevada, MO............................        April 1984                       152                  122
Greenbrier Hospital
   Covington, LA.........................        October 1984                      67                   14
Coastal Carolina Hospital
   Conway, SC............................        November 1984                     98                   18
Bayou Oaks Hospital
   Houma, LA(1)..........................        November 1985                     98                   --
Benchmark Regional Hospital
   Woods Cross, UT.......................        August 1986                       76                   76
Desert Vista Hospital
   Mesa, AZ(2)...........................        February 1987                    100                   48
Chestnut Ridge Hospital
   Morgantown, WV(3).....................        November 1987                     70                   15
The Haven Hospital
   DeSoto, TX............................        April 1990                       102                   24
Mission Vista Hospital
   San Antonio, TX(2)....................        November 1991                     61                   --
Benchmark Behavioral Hospital
   Midvale, UT(4)........................        June 1995                         80                   40
Gulf Coast Treatment Center
   Fort Walton Beach, FL(5)..............        December 1996                    100                  100
                                                                                  ---                  ---
           Total (6)                                                            1,376                  559
                                                                                =====                  ===

(1) The building in which the Company's facility in Houma, Louisiana is located is leased for an initial period ending January 31, 2005 (with an option to renew for 20 years).
(2) In April 1995, the Company sold and immediately leased back the land, buildings and fixed equipment associated with these facilities. The leases have an initial term of 15 years and three successive renewal options of five years each. See "Item 1. Business-Acquisitions, Sales and Lease Commitments."
(3) The Company has entered into a 50-year ground lease for the property on which its 70-bed facility in Morgantown, West Virginia is located.
(4) The building in which the Company's facility in Midvale, Utah is located is leased for an initial period ending June 24, 1999 (with an option to renew for an additional three years). See "Item 1. Business-Acquisitions, Sales and Lease Commitments."
(5) The Company resumed operations at this facility in December 1996. For the previous four years, this facility was leased to another healthcare provider.
(6) Excludes Meadowlake Hospital, which was leased to an independent healthcare provider in August 1997, and Bethany Pavilion, a 43-bed unit managed by the Company under a joint venture agreement. See "Item 1. Business-Ownership Arrangements and Operating Agreements."
(7) The Company believes that its facilities are well maintained and are of adequate size for present needs.

  As required by Statement of Financial Accounting Standards (SFAS) No. the Company periodically reviews its long-lived assets (land, buildings, fixed equipment, cost in excess of net asset value of purchased businesses and other intangible assets) to determine if the carrying value of these assets is recoverable, based on the future cash flows expected from the assets. Based on this review, the Company determined that the carrying value of certain long-lived assets was impaired (within the meaning of the Statement) at June 30, 1996 and 1995. The amount of the impairment, calculated as the excess of carrying value of the long-lived assets over the discounted future cash flows expected from the assets, totalled approximately $5.5 million and $21.8 million at June 30, 1996 and 1995, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." and "Item 8. Financial Statements and Supplementary Data."

  The Company leases office space for its corporate headquarters in Coral Gables, Florida, its former corporate headquarters in New Orleans, Louisiana (through March 1999) and various regional offices and clinics. These leases have terms which generally range from three to five years, with renewal options.

ITEM 3.  LEGAL PROCEEDINGS.

  The Company is party to certain claims, suits and complaints, whether arising from the acts or omissions of its employees, providers or others, which arise in the ordinary course of business. As both the number of patients served by the Company's programs and the number of providers under contract with the Company increase, the probability of the Company being subject to legal liability predicated on claims alleging malpractice or related legal theories also increases. The Company has established reserves for the estimated amounts which might be recovered from the Company as a result of all outstanding legal proceedings. In the opinion of management, the ultimate resolution of these pending legal proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

  During fiscal 1996, the State of Louisiana requested repayment of disproportionate share payments received by the Company in fiscal years 1995 and 1994 totalling approximately $5,000,000. However, the Company believes that this matter may be settled for an amount significantly less than the State's initial request. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

  In March 1997, a former executive vice president of the Company commenced arbitration and court proceedings (in the United States District Court for the Eastern District of Louisiana) against the Company in which he claims his employment was wrongfully terminated by the Company and seeks damages of approximately $2.3 million. The Company believes the claims of this individual are without merit and intends to vigorously defend the proceedings.

  Prior to the merger with the Company, RMCI sold its subsidiary which, as a licensed HMO in Louisiana, Alabama and Mississippi, managed and provided prepaid healthcare services to its members. On September 29, 1997, RMCI received a demand for indemnification by the purchaser of this subsidiary in an amount totalling approximately $5.8 million, an amount in excess of the purchase price paid by the purchaser for the HMO subsidiary. The demand alleges, among other things, that certain of the assets of the subsidiary were disallowed as admitted assets by the Alabama and Louisiana Departments of Insurance and that certain of the liabilities of the subsidiary were understated as of the date of the sale. The Company believes this demand is without merit and intends to vigorously defend any proceedings which may result from this matter. In addition, on September 30, 1997, the Company demanded indemnification from the purchaser for various matters in an amount exceeding $2.0 million.

  In connection with an earlier terminated transaction involving the possible sale of RMCI's former HMO subsidiary to a former possible purchaser, RMCI commenced an action on July 1, 1996 in the Circuit Court of Jefferson County, Alabama against a former officer of the subsidiary and the former possible purchaser. The complaint (a) alleges that all defendants tortiously and fraudulently interfered with RMCI's proposed sale of the subsidiary, (b) alleges that the former officer breached his employment contract with RMCI and his fiduciary duties to all plaintiffs and (c) seeks damages in an amount of no less than $3.0 million, plus punitive damages. On October 4, 1996, the former officer asserted a counterclaim which alleges that RMCI breached his employment contract by terminating him without cause and failed to pay him certain compensation allegedly owed pursuant to the employment contract. As a result, the counterclaim seeks damages of at least $0.325 million and other remedies. In addition, on October 21, 1996, the former possible purchaser of the subsidiary asserted counterclaims against RMCI alleging fraud and breach of contract and seeking unspecified compensatory and punitive damages. Discovery in this litigation is ongoing. In addition, RMCI has agreed to indemnify the purchaser of the subsidiary against any liabilities, costs and expenses sustained by the purchaser arising out of this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

  The Company's Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol RHCI. On October 9, 1997, there were 526 holders of record of the Company's Common Stock. No cash dividends have been declared on the Common Stock since the Company was organized. Also, the Company's credit facilities in effect as of September 30, 1997 include provisions which prohibit the payment of cash dividends to its common shareholders.

  In connection with a recapitalization of the interests of Mr. Ramsay in June 1993, the Company issued 142,486 shares of Class B Preferred Stock, Series C (the "Series C Preferred Stock"), which are convertible into 1,424,860 shares of Common Stock (subject to adjustment). Each share of Series C Preferred Stock is entitled to (i) cumulative dividends at a rate of 5% per annum (or an aggregate of $362,200 per year), (ii) a liquidation preference of $50.84 under certain circumstances and (iii) ten votes on all matters put to a vote of the shareholders of the Company.

  On June 10, 1997, as partial consideration for the acquisition of RMCI, the Company issued 100,000 shares of Series 1996 Preferred Stock, which are convertible into 1,000,000 shares of Common Stock (subject to adjustment), to a corporate affiliate of Mr. Ramsay. Each share of Series 1996 Preferred Stock is entitled to (i) cumulative dividends at a rate of 5% per annum (or an aggregate of $150,000 per year), (ii) a liquidation preference of $30.00 under certain circumstances and (iii) ten votes on all matters put to a vote of the shareholders of the Company.

  On September 30, 1997, in connection with a refinancing of the Company's then existing indebtedness, the Company entered into an agreement with a corporate affiliate of Mr. Ramsay pursuant to which the corporate affiliate purchased 4,000 shares of non-convertible, non-voting Series 1997-A Preferred Stock at $1,000 per share. The shares are entitled to cumulative dividends at a rate of 9% per annum (or an aggregate of $360,000 per year) and to a liquidation preference of $1,000 per share under certain circumstances. The Series 1997-A Preferred Stock is mandatorily redeemable at a price of $1,000 per share, together with all accrued and unpaid dividends, provided (a) the Company's EBITDA (as defined in the Company's credit documentation) for its fiscal year ending June 30, 1998 is equal to or greater than $16.5 million, (b) the Company has availability under its revolving credit facility in excess of $4.0 million at that time, (c) the financial institution originally providing the revolving credit facility has syndicated a portion of the revolving credit facility and (d) the subordinated bridge notes provided by such financial institution on September 30, 1997 has been refinanced (collectively, the "Conditions").

  The Company's credit documentation prohibits the payment of dividends in respect of the Series C Preferred Stock, Series 1996 Preferred Stock and Series 1997-A Preferred Stock unless the Conditions are satisfied.

  On September 30, 1997, the Company also sold to a financial institution, which effected the refinancing, $2.5 million of Series 1997 Preferred Stock. The Series 1997 Preferred Stock is non-voting, is senior to the Series C Preferred Stock, the Series 1996 Preferred Stock and the Series 1997-A Preferred Stock in liquidation and as to dividends, is initially convertible (subject to adjustment), at the option of the holder, into 394,945 shares of Common Stock, is optionally redeemable by the Company at a premium beginning in September 2000, and is manditorily redeemable at the earlier to occur of a change in control of the Company or September 2007. Dividends on the Series 1997 Preferred Stock are payable quarterly at 9%, unless the Company is unable to meet an adjusted minimum fixed charge ratio, at which time dividends accrue at a rate of 11%, until paid.

  The following table sets forth the range of high and low closing sales prices per share of the Company's Common Stock for each of the quarters during the years ended June 30, 1997 and 1996, as reported on the NASDAQ National Market System:

                                                                        HIGH                      LOW
                                                                        ----                      ---
Year ended June 30, 1997
   First Quarter..................................................       $3  5/16                 $1  7/8
   Second Quarter.................................................        3  1/4                   1 25/64
   Third Quarter..................................................        4  5/8                   2  1/8
   Fourth Quarter.................................................        4  1/8                   2  5/8

Year ended June 30, 1996
   First Quarter..................................................       $4  5/8                  $3  3/8
   Second Quarter.................................................        3  3/4                   2  1/2
   Third Quarter..................................................        3 15/16                  2  7/8
   Fourth Quarter.................................................        4  3/8                   2  7/8

  On October 9, 1997, the closing sales price of the Company's Common Stock was $4 7/8 per share.

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



                                                                                       YEAR ENDED JUNE 30
                                                                            ----------------------------------------
                                                                  1997          1996          1995          1994         1993
                                                               -----------  ------------  ------------  ------------  ----------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

Statement of Operations Data:
   Total revenues............................................     $136,719     $117,423      $136,418      $137,002    $136,354

   Salaries, wages and benefits..............................       67,793       66,259        72,061        64,805      63,810
   Other operating expenses..................................       46,819       42,387        44,741        42,907      40,454
   Provision for doubtful accounts...........................        5,688        5,805         5,086         5,846       8,148
   Depreciation and amortization.............................        5,473        5,490         7,290         6,836       6,605
   Interest and other financing charges......................        5,942        6,892         8,347         8,906       9,494
   Losses related to asset sales and closed businesses.......          ---        4,473         6,431           802       7,524
   Asset impairment charges..................................          ---        5,485        21,815           ---         ---
   Restructuring and other charges...........................          ---          ---           ---           ---       1,367
                                                                  --------     --------      --------      --------    --------
                                                                   131,715      136,791       165,771       130,102     137,402
                                                                  --------     --------      --------      --------    --------
   Income (loss) before minority interests, income
     taxes, extraordinary item and cumulative
     effect of accounting change.............................        5,004      (19,368)      (29,353)        6,900      (1,048)
   Minority interests........................................          ---          ---           887         4,824       1,126
                                                                  --------     --------      --------      --------    --------
   Income (loss) before income taxes,
     extraordinary item and cumulative effect
     of accounting change....................................        5,004      (19,368)      (30,240)        2,076      (2,174)
   Provision (benefit) for income taxes......................        1,726       (2,887)      (13,195)          599         159
                                                                  --------     --------      --------      --------    --------
     Income (loss) before extraordinary item
     and cumulative effect of accounting change..............        3,278      (16,481)      (17,045)        1,477      (2,333)
   Extraordinary item:
     Loss from early extinguishment of debt,
     net of income tax benefit...............................          ---          ---          (257)         (155)     (1,580)
   Cumulative effect of change in accounting
     for income taxes........................................          ---          ---           ---           ---       2,353
                                                                  --------     --------      --------      --------    --------
   Net income (loss).........................................     $  3,278     $(16,481)     $(17,302)     $  1,322    $ (1,560)
                                                                  ========     ========      ========      ========    ========
Primary earnings per share:
   Income (loss) per common and dilutive
     common equivalent share before
     extraordinary item and cumulative
     effect of accounting change.............................        $0.33       $(2.12)       $(2.25)        $0.15      $(0.29)
   Net income (loss).........................................        $0.33       $(2.12)       $(2.28)        $0.14      $(0.20)
   Weighted average shares
     outstanding(1)..........................................       10,431        7,929         7,743         9,641       7,932

(1) Includes common and dilutive common equivalent shares outstanding.

                                                                                               JUNE 30
                                                                                               -------
                                                                      1997         1996          1995          1994        1993
                                                                  --------     --------      --------      --------    --------
Balance Sheet Data:
              Working capital................................     $  9,960     $ 11,715      $ 24,098      $ 21,148    $ 23,811
              Total assets...................................      141,189      132,758       139,236       183,168     190,370
              Long-term debt.................................       47,254       44,664        55,568        67,707      77,429
              Stockholders' equity...........................       59,182       46,053        61,779        80,468      79,997

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             RESULTS OF OPERATIONS

  Patient revenues of the Company's inpatient facilities are affected by changes in the rates the Company charges, changes in reimbursement rates by third-party payors, the volume of patients treated and changes in the mix of payors and patient types. The Company's facilities provide services to patients requiring intensive patient care, less intensive residential treatment care and outpatient treatment. Also, at four of the Company's facilities, medical subacute services are provided. The reimbursement rates for intensive inpatient care are generally greater than the rates paid for residential treatment care. However, the average length of stay for patients in residential treatment programs is significantly greater than that for patients in intensive inpatient programs.

  Generally, charges for each facility's services are reimbursed under third-party reimbursement programs at the amount billed or at rates which are less than the facility's charges. When operating revenues (charges) per patient day are higher than the negotiated per-diem rate or the facility's costs, the difference is recorded as a reduction of gross revenues. These lower rates can be based on a negotiated per-diem amount or based on the facility's costs as audited or projected by the third-party payors. For the fiscal year ended June 30, 1997, the Company derived approximately 36% of its revenues from the Medicare program. Certain legislative changes enacted in July 1997 will impact the level of Medicare reimbursement received by the Company's facilities beginning July 1, 1998--see "Item 1. Business-Sources of Revenue."

  The Company records amounts due to or from third-party reimbursement sources based on its best estimates of amounts to be ultimately received or paid under cost reports filed with appropriate intermediaries. The final determination of amounts earned under reimbursement programs is subject to review and audit by these intermediaries. Differences between amounts recorded as estimated settlements and the audited amounts are reflected as adjustments to the Company's revenues in the period in which the final determination is made. During the years ended June 30, 1997 and 1995, the Company recorded contractual adjustment benefits related to intermediary audits of prior year cost reports of approximately $1.5 million and $1.0 million, respectively. During the year ended June 30, 1996, the Company recorded contractual adjustment expenses related to intermediary audits of prior year cost reports of approximately $1.9 million. As a result of this negative experience, the Company recorded additional contractual adjustment expenses totaling $3.5 million in its June 30, 1996 financial statements related to possible future adjustments of its cost report estimates by intermediaries. Management believes that its revenues in future periods will not be negatively impacted by future intermediary audits of cost report settlements recorded at June 30, 1997 and 1996.

  The Company also receives capitated amounts for behavioral healthcare services provided to patients covered by certain managed care contracts. Capitated revenues are recognized during the period in which enrolled lives are covered for capitated payments received. Revenue received from the management of facilities not owned by the Company and for case management, utilization review and quality assurance oversight on the delivery of behavioral healthcare services by independent providers on behalf of clients is recognized at the time the services are provided.

  Several years ago, the Federal Government established a funding mechanism, known as disproportionate share, which was meant to adequately reimburse facilities serving a disproportionately high volume of Medicaid patients, relative to other providers. Disproportionate share funding was established under Title XIX of the Social Security Act, administered at the State level and approved/overseen by the Health Care Financing Administration, since Medicaid services are jointly funded by each State as well as the Federal Government. In fiscal years 1995 and 1994, the Company received significant disproportionate share payments from the Louisiana Medicaid program. Statutory changes virtually eliminated the disproportionate share funding mechanism in Louisiana and, for the years ended June 30, 1997 and 1996, disproportionate share payments received by the Company's Louisiana facilities were not material.

  The impact of Louisiana disproportionate share payments on revenues and income from continuing operations in fiscal year 1995 was approximately $5.6 million and $3.7 million, respectively. During fiscal year 1996, the State of Louisiana requested repayment of disproportionate share payments received by two of the Company's Louisiana facilities in fiscal years 1995 and 1994 totaling approximately $5.0 million. The repayment requests related to a) alleged overpayments made to the Company's former Three Rivers Hospital, which was closed on June 30, 1995, because the State believed Three Rivers' actual annual inpatient volume was less than its projection of annual inpatient volume made at the beginning of its 1994 cost reporting year and b) alleged improper teaching hospital payments made to Three Rivers Hospital and Bayou Oaks Hospital because the State believed these facilities were not qualifying teaching hospitals at the time these payments were made. The Company believes that certain of the calculations which support the State's calculation have not been considered. Further, the Company believes that, based on its understanding of the rules and regulations in place at the time the teaching hospital payments were made, payments received as a result of the teaching classification were appropriate.

  The Company believes that this matter may be settled for an amount significantly less than the State's initial requests. Any settlement of this matter will be contingent upon the execution of settlement documentation, the terms of which have not been agreed upon. Further, there can be no assurance that the Company and the State will agree on a settlement amount or the terms and conditions of settlement documentation. The Company intends to vigorously contest any position by the State of Louisiana which the Company considers adverse and believes that adequate provision has been made at June 30, 1997 and 1996 for the estimated amount which might be recovered from the Company as a result of this matter. See "Item 8. Financial Statements and Supplementary Data."

1997 COMPARED TO 1996

  For purposes of comparing the Company's statements of operations between 1997 and 1996, same facilities exclude Meadowlake Hospital, which the Company decided in fiscal 1997 to lease to another healthcare provider (and which lease commenced in August 1997), and Gulf Coast Treatment Center, which resumed operations in December 1996.

  Total revenues increased from $117.4 million in 1996 to $136.7 million in 1997. The change in revenues between years consisted of (a) increases in revenues related to contract management and subacute services of $2.3 million and $7.8 million, respectively, (b) the impact of intermediary audits of prior year cost reports, which increased revenues in 1997 by $1.5 million but decreased revenues in 1996 by $5.4 million, (c) a decrease in same facility net inpatient revenues (excluding the impact of prior year cost report settlements) of $2.0 million, or 2.4%, (d) a decrease in revenues of Meadowlake Hospital of $1.7 million, (e) managed behavioral services revenues realized subsequent to the acquisition of RMCI of $2.0 million and (f) other revenues recorded in 1997 of $4.2 million. Net outpatient revenues remained stable between years and net patient revenues in 1997 related to Gulf Coast Treatment Center approximated the revenues realized by the Company from the lease of this facility in 1996.

  During the year ended June 30, 1996, the Company recorded contractual adjustment expenses of approximately $1.9 million related to intermediary audits during 1996 of its prior year cost reports. The overall negative adjustment to the Company's estimated cost report settlements was principally due to an audit of its Havenwyck facility's Blue Cross cost reports for years 1992, 1993, 1994 and 1995. As a result of its negative experience in the fourth quarter of 1996 with respect to estimated cost report settlements, the Company recorded additional contractual adjustment expenses at June 30, 1996 totalling $3.5 million related to possible future adjustments of its cost report settlements by intermediaries. During the year ended June 30, 1997, the Company recorded contractual adjustment benefits of approximately $1.5 million related to intermediary audits of its prior year cost reports. Management believes that its revenues in future periods will not be negatively impacted by future intermediary audits of cost report settlements recorded at June 30, 1997 and 1996.

  Same facility net inpatient revenues decreased slightly due to a 6% decline in acute psychiatric patient days between years, continued pressures from managed care organizations and other payors to reduce reimbursement rates for acute psychiatric services, and the continued shift of the Company's inpatient business from acute psychiatric patients to less intensive (and consequently lower paying) residential treatment patients. For the year ended June 30, 1997, approximately 45% of the Company's behavioral health same facility patient days related to residential treatment patients, compared to 40% in the prior year.

  Contract management revenues increased by $2.3 million in 1997 due to additional contracts signed and subacute revenues increased by $7.8 million due to additional patient volume, which was possible because of an expansion of the subacute units at two facilities. Also, other revenues included $1.28 million of income recorded on a derivative transaction entered into earlier in fiscal 1997 in connection with a previous refinancing effort and $2.9 million related to a favorable cash judgement awarded the Company by the courts of the State of Missouri. In this matter, the courts ruled that the Company's facility in Nevada, Missouri had received insufficient reimbursement from the Missouri Department of Social Services for the provision of behavioral healthcare to Medicaid patients from 1990 to 1996.

  Total salaries, wages and benefits increased from $66.3 million in 1996 to $67.8 million in 1997 as a result of (a) a $3.0 million (5.5%) decrease in same facility salaries, wages and benefits, primarily as a result of the continued shift in the Company's business to residential treatment services, which are less intensive and, consequently, require less staffing, (b) an increase in contract management salaries, wages and benefits, due to additional contracts, of $1.0 million, (c) an increase of $2.6 million related to increased volume in the Company's subacute units and (d) a decrease in salaries, wages and benefits at Meadowlake Hospital of $0.4 million, which was offset by increases at Gulf Coast Treatment Center and managed behavioral services of $0.6 million and $0.8 million, respectively.

  Other operating expenses in 1997 were $46.8 million, compared to $42.4 million in 1996. This increase is primarily related to (a) a $3.7 million increase in other operating expenses of the subacute units, (b) a decrease in same facility other operating expenses of $1.0 million (3.3%), (c) an increase in other operating expenses associated with Meadowlake Hospital of $0.3 million and (d) other operating expenses of Gulf Coast Treatment Center and managed behavioral services of $0.5 million and $0.9 million, respectively.

  The provision for doubtful accounts, which consist primarily of commercial and self-pay accounts receivable deemed uncollectible, remained stable between years, including the percentage of same facility bad debts to same facility revenues, which totalled 4.5% in 1997 and 4.4% in 1996. The provision for bad debts of Meadowlake Hospital did not change significantly from the prior year and the provision for bad debts of Gulf Coast Treatment Center was not material in 1997.

  Depreciation and amortization did not change significantly between years.

  Interest expense decreased from $6.9 million in 1996 to $5.9 million in 1997. This decrease related to debt reductions made in 1996 and 1997 on the Company's senior and subordinated secured notes and variable rate demand revenue bonds outstanding. As stated elsewhere, this debt was refinanced by the Company on September 30, 1997.

  Primarily in the fourth quarter of 1996, the Company recorded losses totalling approximately $4.5 million related to additional asset write-downs, cost report settlements and other adjustments related to businesses which closed at various times prior to 1996, a reserve for disproportionate share payments which the State of Louisiana has contended were improperly paid to two of the Company's Louisiana facilities in fiscal 1995 and 1994 (see "Results of Operations" above) and lease commitments and other costs incurred in connection with the Company's decision to relocate its corporate headquarters.

  Pursuant to the principles of measurement contained in SFAS No. 121 and the Company's expectations, the Company recorded asset impairment charges in its 1996 statement of operations of approximately $5.5 million. This amount includes an asset impairment charge related to the Company's investment in another healthcare enterprise of approximately $1.5 million, based on an assessment of the future cash flows expected to be realized by the Company from this business. The Company reviewed the value of its long-lived assets throughout 1997 and determined there were no impairment indicators in 1997.

  The Company recorded a $1.7 million provision for income taxes in 1997, which approximated the statutory tax rate, and a $2.9 million benefit for income taxes in 1996. The income tax benefit recorded in fiscal year 1996 was recorded at an effective tax rate significantly less than the statutory tax rate due to a deferred tax valuation allowance of $4.4 million at June 30, 1996.

1996 COMPARED TO 1995

  For purposes of comparing the Company's statements of operations between 1996 and 1995, same facilities exclude Benchmark South, which was opened in late fiscal 1995, and Three Rivers Hospital, which was closed on June 30, 1995.

  Total revenues decreased from $136.4 million in 1995 to $117.4 million in 1996 primarily because $12.9 million of revenues related to RMCI were included in the prior year total (prior to the distribution of RMCI on April 24, 1995) and because revenues decreased between years due to the impact of intermediary audits of prior year cost reports, which reduced revenues by $5.4 million in 1996 (see "1997 Compared to 1996" above) and increased revenues in 1995 by $1.0 million. Also, during 1996, the Company replaced approximately $6.4 million in patient revenues related to Three Rivers Hospital and $5.6 million in disproportionate share revenues recorded in 1995 with a $4.7 million increase in revenues from Benchmark South, a $6.6 million increase in subacute revenues and a $1.6 million increase in contract management revenues. Net outpatient revenues remained stable between 1996 and 1995, increasing $0.3 million, or 2%.

  Same facility net inpatient revenues decreased $0.9 million between years as same facility net inpatient revenue per patient day decreased 8% due to the growth in residential treatment services, which are less intensive and generally reimbursed at rates which are less than the rates received for acute psychiatric inpatient services. During 1996, same facility residential treatment patient days comprised 40% of the Company's behavioral health same facility patient days, compared to 31% in 1995.

  Total salaries, wages and benefits in 1996 were $66.3 million, compared to $72.1 million in 1995. The material changes in salaries, wages and benefits included (a) a $1.1 million increase in same facility salaries, wages and benefits, (b) a $4.8 million decrease related to the closure of the Three Rivers facility, (c) a $2.6 million increase related to the opening of Benchmark South,
(d) an increase of $1.4 million related to increased volume in the Company's subacute units and (e) salaries, wages and benefits of $5.5 million in fiscal 1995 related to RMCI.

  Other operating expenses in 1996 were $42.4 million, compared to $44.7 million in 1995. The material changes in other operating expenses between years included
(a) a $3.0 million decrease related to the closure of the Three Rivers facility,
(b) a $2.5 million increase related to the opening of Benchmark South, (c) an increase of $2.4 million related to increased volume in the Company's subacute units, and (d) other operating expenses in 1995 related to RMCI of $6.2 million. The Company's same facility other operating expenses remained stable between years, increasing $0.3 million, or 1%. Also, during the latter half of 1996, the Company recorded expenses totalling approximately $0.8 million related to two individually significant professional liability cases. Based on the facts and circumstances of each case, the Company increased its reserves related to these cases up to its self-insured limit. As a result of this negative experience, the Company reevaluated its reserve for known and unknown professional and general liability claims and increased this reserve by an additional $0.75 million during the fourth quarter of 1996. In addition, based on an increase in claims under the Company's self-insured health plan during the latter half of 1996, the Company increased its reserve for incurred but not reported health insurance claims by $0.2 million in the fourth quarter of 1996.

  The provision for doubtful accounts increased from $5.1 million in 1995 to $5.8 million in 1996. This increase primarily related to the same facilities, which recorded additional provisions on per-diem based residential treatment business in 1996. These provisions were necessary as doubt arose with respect to the ability of certain payors to repay the Company for services rendered in 1996. The majority of these payors are state agencies which receive funds from various federal and state sources to pay the Company for its services. Management initiated steps to limit its exposure on uncollectible per-diem based residential treatment business in the future, including by (a) establishing a clear understanding prior to admitting patients as to the funding sources through which the Company will be paid for its services, (b) immediate follow-up with these funding sources to ensure initial claims are billed in accordance with the agency's guidelines and (c) ongoing monitoring of residential treatment claims, by agency or program, to ensure that claims will be paid.

  Depreciation and amortization in 1996 totalled $5.5 million, compared to $7.3 million in 1995. Depreciation expense decreased by $0.4 million on two facilities which were sold and leased back in April 1995. Also, in June 1995, the book values of four facilities were considered impaired pursuant to the provisions of SFAS No. 121, which reduced depreciation expense in 1996 by an additional $0.6 million. Finally, depreciation and amortization expense in 1995 related to RMCI totalled $0.9 million.

  Interest expense decreased from $8.3 million in 1995 and $6.9 million in 1996. This decrease related to debt reductions made in 1995 on the Company's senior and subordinated secured notes (including a $7.5 million prepayment in April 1995), which reduced interest expense in 1996 by $1.2 million. Also, interest expense in 1995 related to RMCI totaled $0.2 million.

  Primarily in the fourth quarter of 1996, the Company recorded losses totaling approximately $4.5 million related to additional asset write-downs, cost report settlements and other adjustments related to businesses which closed at various times prior to 1996, a reserve for disproportionate share payments which the State of Louisiana has contended were improperly paid to two of the Company's Louisiana facilities in fiscal 1995 and 1994 (see "Results of Operations" above) and lease commitments and other costs incurred in connection with the Company's decision to relocate its corporate headquarters. In 1995, the Company recorded losses totaling approximately $6.4 million related to a sale/leaseback transaction, the sale of real estate, the closure of Three Rivers Hospital, the closure of other outpatient operations and the abandonment of certain development projects.

  Pursuant to the principles of measurement contained in SFAS No. 121 and the Company's expectations, the Company recorded asset impairment charges in its 1996 and 1995 statements of operations totaling approximately $5.5 million and $21.8 million, respectively. These amounts include asset impairment charges related to the Company's investment in other healthcare enterprises of approximately $1.5 million, based on an assessment of the future cash flows expected to be realized by the Company from these businesses.

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

IMPACT OF INFLATION

  The psychiatric hospital industry is labor intensive, and wages and related expenses increase in inflationary periods. Additionally, suppliers generally seek to pass along rising costs to the Company in the form of higher prices. The Company monitors the operations of its facilities to mitigate the effect of inflation and increases in the costs of health care. To the extent possible, the Company seeks to offset increased costs through increased rates, new programs and operating efficiencies. However, reimbursement arrangements may hinder the Company's ability to realize the full effect of rate increases. To date, inflation has not had a significant impact on operations.

                              FINANCIAL CONDITION

  The Company records amounts due to or from third-party contractual agencies (Medicare, Medicaid and Blue Cross) based on its best estimate, using the principles of cost reimbursement, of amounts to be ultimately received or paid under current and prior years' cost reports filed (or to be filed) with the appropriate intermediaries. Ultimate settlements and other lump sum adjustments due from and paid to these intermediaries occur at various times during the fiscal year. At June 30, 1997, amounts due from Medicare, Medicaid and Blue Cross totaled $4.4 million, $0.6 million and $0.7 million, respectively. Also, at June 30, 1997, amounts due to Medicare, Medicaid and Blue Cross totaled $6.1 million, $0.8 million and $0.2 million, respectively. See "Results of Operations" above.

  At June 30, 1996, net cash advances made by the Company to or on behalf of RMCI totaled $8.2 million. Of this amount, $6 million primarily related to the funding of certain RMCI acquisitions and was represented by an unsecured, interest-bearing (8%), subordinated promissory note due from RMCI and issued on October 25, 1994. The remaining amount included $0.36 million of accrued interest on the promissory note since October 1, 1995 and $1.85 million of additional amounts paid by RHCI on behalf of RMCI and charges by RHCI to RMCI for certain administrative services. The net amount advanced to RMCI as of the effective date of the merger, totaling approximately $7.0 million, was included in the consideration for RMCI.

  In connection with the merger of RMCI in June 1997, the Company recorded cost in excess of net asset value of purchased businesses of approximately $18.8 million and identifiable intangible assets, which included the value of RMCI's established clinical protocols and existing managed care contracts, of approximately $4.7 million. The identifiable intangible assets are expected to be recovered over periods ranging from four to 15 years and cost in excess of net asset value of purchased businesses is expected to be recovered over a 25-year period. As partial consideration for the acquisition of RMCI, the Company assumed RMCI's $2.75 million demand note to a corporate affiliate of Mr. Ramsay and issued Common Stock, the value of which was $5.6 million (net of issuance costs totaling $0.8 million) and Series 1996 Preferred Stock, the value of which was $3.1 million (including accrued dividends of $0.1 million), on June 10, 1997.

  The Company has net deferred tax assets totaling approximately $14.8 million, which are reduced by a valuation allowance of $5.4 million, at June 30, 1997. During 1997, the Company's valuation allowance increased primarily as a result of deferred tax assets acquired in connection with the merger of RMCI which are not considered realizable. Management has considered the effects of implementing tax planning strategies, consisting of the sales of certain appreciated property, as the primary basis for recognizing deferred tax assets at June 30, 1997. The ultimate realization of deferred tax assets may be affected by changes in the underlying values of the properties considered in the Company's tax planning strategies, which values are dependent upon the operating results and cash flows of the individual properties. The Company evaluates the realizability of its deferred tax assets on a quarterly basis by reviewing its tax planning strategies and the adequacy of its valuation allowance.

  The Company's accounts payable and other accrued current liabilities increased between years from $5.0 million to $7.3 million and $4.4 million to $5.2 million, respectively, primarily due to acquired liabilities in connection with the merger of RMCI and accrued and unpaid costs in connection with the Company's refinancing efforts. Hospital and medical claims payable relate to RMCI's reserve for claims incurred but not yet paid in connection with its capitated provider contracts.

  As mentioned elsewhere, on September 30, 1997, the Company refinanced its then existing credit facilities. Consequently, the amounts which were currently due under the Company's former credit facilities, totaling $11.6 million at June 30, 1997, have been excluded from current liabilities since the refinancing resulted in this amount being outstanding for an uninterrupted period extending beyond one year from June 30, 1997.

  During 1997, amounts owed to minority interests decreased by $0.8 million primarily based on a final distribution made to minority partners in the Three Rivers Hospital Limited Partnership, the operations of which closed on June 30, 1995. Subsequent to this distribution, the limited partnership was dissolved, resulting in no gain or loss to the Company.

  In August 1996, a corporate affiliate of Mr. Ramsay acquired through a private placement, 275,546 shares of Common Stock of the Company at a price of $2.75 per share. These shares were issued for management fees due under a management agreement with a corporate affiliate of Mr. Ramsay which was in effect during fiscal 1997. On September 10, 1996, the Company entered into a letter agreement which terminated this management agreement effective July 1, 1997. In consideration for this termination, the Company issued warrants to another corporate affiliate of Mr. Ramsay to purchase 250,000 shares of Common Stock at an exercise price of $2.63 per share. These warrants were fully exercisable as of September 10, 1996, expire on September 10, 2006 and had a weighted average fair value on the date of issuance of $0.85 per warrant. As a result, the Company recorded other operating expenses and additional paid-in capital of $212,000 related to these warrants.

                        LIQUIDITY AND CAPITAL RESOURCES

  On September 30, 1997, the Company refinanced its existing senior and subordinated secured notes, its variable rate revenue bonds and its demand note to a corporate affiliate of Mr. Ramsay with proceeds from a senior secured credit facility consisting of term and revolving credit debt of $38.5 million, the sale of $2.5 million of Series 1997 Preferred Stock to a financial institution and the sale of $4.0 million of Series 1997-A Preferred Stock to a corporate affiliate of Mr. Ramsay. In addition, on September 30, 1997, the Company issued $17.5 million of subordinated bridge notes, of which $15.0 million was purchased by a financial institution and $2.5 million was purchased by a corporate affiliate of Mr. Ramsay. The bridge notes held by the financial institution contain a contingent payment obligation which (i) is payable upon the earlier to occur of certain events (each, an "Event"), including a change of control involving the Company, a public offering by the Company of Common Stock, the repayment after March 1998 of the bridge notes and September 30, 2002, (ii) is payable by the issuance of shares of Common Stock, as required by the Company's credit documentation, and (iii) is payable in an amount which is to be determined immediately prior to an Event, depending on the date of the Event, either (a) by reference to a percentage of the increase in the aggregate market value for the Company's Common Stock, calculated on a fully-diluted basis, over a base amount, or (b) by reference to a percentage of the aggregate market value for the Company's Common Stock, calculated on a fully-diluted basis, on the date of the Event. It is contemplated that any refinancing of the bridge notes would also contain a contingent payment obligation based upon the aggregate market value for the Company's Common Stock.

  Under the terms of the Senior Credit Facility, the Company was provided a) a $12.5 million term loan, payable in 18 quarterly installments ranging from approximately $0.4 million to $0.9 million, beginning July 1, 1998, b) a $10 million term loan, payable in 20 quarterly installments of $62,500, beginning January 1, 1998 and eight quarterly installments of approximately $1.0 million, beginning January 1, 2003 and c) a revolving credit facility (the "Revolver") for an amount up to the lesser of $16 million or the borrowing base of the Company's receivables, as defined in the agreement. In addition, a corporate affiliate of Mr. Ramsay purchased additional preferred shares in the Company upon closing and, under certain limited circumstances related to an estimated liability, agreed to purchase Common Stock at a price of $5.17 per share (the 30-day average stock price prior to the closing). As a result, on September 30, 1997, the Company entered into an agreement with a corporate affiliate of Mr. Ramsay pursuant to which the corporate affiliate purchased 4,000 shares of Series 1997-A Preferred Stock at $1,000 per share. The purchase price, which totaled $4.0 million, was paid by (i) offset against approximately $0.6 million in dividends accrued through September 30, 1997 on the Series C Preferred Stock and the Series 1996 Preferred Stock, (ii) offset against approximately $0.4 million in unpaid accrued interest and commitment fees on the former demand note, (iii) $0.25 million in principal due on the former demand note which was not refinanced with proceeds of the bridge notes and (iv) approximately $2.8 million in cash. Provided certain operating and financing targets are achieved by September 30, 1998, the Series 1997-A Preferred Stock is mandatorily redeemable and the Revolver will increase to $20 million. See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters."

  Proceeds of the refinancing were used as follows: (a) principal repayments of $27.5 million of 11.6% senior secured notes and $1.4 million of 15.6% subordinated secured notes held by a group of insurance companies, (b) repayment of $3.4 million of bank debt created on September 2, 1997 upon the redemption of one of the Company's variable rate revenue bonds, (c) repayment of approximately $0.9 million of accrued interest on the above obligations, (d) creation of a cash collateral account in an amount totaling approximately $12.9 million which will be used to redeem the remaining variable rate revenue bonds and to pay accrued interest thereon on their redemption dates of November 3, 1997 and December 1, 1997, (e) repayment of $2.5 million of the $2.75 million loan to a corporate affiliate of Mr. Ramsay, (f) payment of a $2.2 million prepayment penalty to the group of insurance companies holding the senior and subordinated secured notes and (g) transaction costs totaling approximately $2.8 million. In order to satisfy these payments, the amount drawn down on the Revolver totaled approximately $8.3 million on September 30, 1997. In addition, the Company drew down an additional $1.7 million on the Revolver on September 30, 1997, leaving the unused portion of the Revolver at $6 million.

  The Company's current primary cash requirements relate to its normal operating expenses and routine capital improvements at its facilities. Also, the State of Louisiana has taken the position that certain disproportionate share payments were improperly paid to two of the Company's Louisiana facilities. See "Results of Operations" above and "Item 3. Legal Proceedings."

  On the basis of its historical cash collection experience, its projected cash needs and the refinancing of the Company's debt on September 30, 1997, the Company believes that its cash resources and internally generated funds from future operations will be sufficient to meet its current cash requirements and future identifiable needs.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Financial statements of the Company and its consolidated subsidiaries are set forth herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information with respect to the Company's executive officers is contained in
Part I "Item 1. Business - Executive Officers of the Registrant." The information required by this Item with respect to directors will be contained in the Company's definitive Proxy Statement ("Proxy Statement") for its 1997 Annual Meeting of Stockholders to be held on November 20, 1997 and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 1997.

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

          (b)     REPORTS ON  FORM 8-K:

                  On June 24, 1997, the Company filed with the Commission a Current Report on Form 8-K related to the merger with RMCI. Also, on August 22, 1997, the Company filed a Current Report on Form 8-K/A to include the financial statements and pro forma financial information related to the merger with RMCI.

          (c)     EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K:

                  Exhibits required to be filed by the Company pursuant to Item 601 of Regulation S-K are contained in Exhibits listed in response to Item 14(a)3, and are incorporated herein by reference. The agreements, management contracts and compensatory plans and arrangements required to be filed as an Exhibit to this Form 10-K are listed in Exhibits 10.64, 10.66, 10.69, 10.71, 10.72, 10.76, 10.77, 10.79, 10.91, 10.97, 10.99,
                  10.101, 10.102, 10.104 and 10.105.

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

                              RAMSAY HEALTH CARE, INC.


DATED:                            BY
      --------------------          ------------------------------------------
                                      BERT G. CIBRAN
                                      PRESIDENT AND PRINCIPAL EXECUTIVE OFFICER



DATED:                            BY
      --------------------          ------------------------------------------
                                      CAROL C. LANG
                                      CHIEF FINANCIAL OFFICER


  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  SIGNATURE/TITLE
                                  ---------------


DATED:                            BY
      --------------------          ------------------------------------------
                                      PAUL J. RAMSAY
                                      CHAIRMAN OF THE BOARD AND DIRECTOR



DATED:                            BY
      --------------------          ------------------------------------------
                                      LUIS E. LAMELA
                                      EXECUTIVE VICE CHAIRMAN OF THE BOARD
                                      AND DIRECTOR

                                SIGNATURE/TITLE
                                ---------------



DATED:                                BY
       ----------------------           ---------------------------------
                                         AARON BEAM, JR.
                                         DIRECTOR



DATED:                                BY
       ----------------------           ---------------------------------
                                         PETER J. EVANS
                                         DIRECTOR



DATED:                                BY
       ----------------------           ---------------------------------
                                         THOMAS M. HAYTHE
                                         DIRECTOR


DATED:                                BY
       ----------------------           ---------------------------------
                                         STEVEN J. SHULMAN
                                         DIRECTOR


DATED:                                BY
       ----------------------           ---------------------------------
                                         MICHAEL S. SIDDLE
                                         DIRECTOR

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


     The following consolidated financial statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 14(a)(1):

                                                                PAGE
                                                               NUMBER
                                                               ------
Report of Independent Certified Public Accountants.............. F-2
Consolidated Balance Sheets -- June 30, 1997 and 1996........... F-3
Consolidated Statements of Operations -- For the Years
     Ended June 30, 1997, 1996 and 1995......................... F-5
Consolidated Statements of Stockholders' Equity -- For the
     Years Ended June 30, 1997, 1996 and 1995................... F-6
Consolidated Statements of Cash Flows --
     For the Years Ended June 30, 1997, 1996 and 1995........... F-7
Notes to Consolidated Financial Statements...................... F-8

          All schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Ramsay Health Care, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Ramsay Health Care, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ramsay Health Care, Inc. and Subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

     As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for the impairment of long-lived assets in 1995.


                                                            ERNST & YOUNG LLP


Miami, Florida
September 18, 1997,
 except for Note 5, the first and fourth paragraphs of Note 7 and the third paragraph of Note 12, as to which the date is September 30, 1997

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                    JUNE 30
                                              1997           1996
                                          -------------  -------------
ASSETS

Current assets
    Cash and cash equivalents............  $  1,723,000   $  7,605,000
     Patient accounts receivable, less
      allowances for doubtful
      accounts of $4,386,000 and
      $4,573,000 at June 30,
      1997 and 1996, respectively........    25,802,000     23,410,000
    Amounts due from third-party
     contractual agencies................     5,653,000      6,479,000
    Current portion of receivable from
     affiliated company..................           ---      1,412,000
    Other receivables....................     3,139,000      2,985,000
    Deferred income taxes................           ---      1,398,000
    Other current assets.................     1,699,000      2,372,000
                                           ------------   ------------
        Total current assets.............    38,016,000     45,661,000


Other assets
    Cash held in trust...................       827,000        745,000
    Cost in excess of net asset value of
     purchased businesses................    19,281,000        591,000
    Other intangible assets..............     4,680,000            ---
    Unamortized preopening and loan costs     1,837,000      1,040,000
    Receivable from affiliated company,
     less current portion................           ---      6,795,000
    Deferred income taxes................     9,411,000     10,141,000
    Other noncurrent assets..............     1,155,000      1,392,000
                                           ------------   ------------
        Total other assets...............    37,191,000     20,704,000


Property and equipment
    Land.................................     5,025,000      5,025,000
    Buildings and improvements...........    71,190,000     69,200,000
    Equipment, furniture and fixtures....    22,294,000     20,325,000
                                           ------------   ------------
                                             98,509,000     94,550,000

  Less accumulated depreciation..........    32,527,000     28,157,000
                                           ------------   ------------
                                             65,982,000     66,393,000
                                           ------------   ------------

                                           $141,189,000   $132,758,000
                                           ============   ============

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                       JUNE 30
                                               1997               1996
                                           ------------       ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable......................  $  7,284,000       $  4,990,000
   Accrued salaries and wages............     6,282,000          5,169,000
   Hospital and medical claims payable...     1,975,000                ---
   Other accrued liabilities.............     5,218,000          4,412,000
   Amounts due to third-party
    contractual agencies.................     7,075,000          8,435,000
   Current portion of long-term debt.....       222,000         10,940,000
                                           ------------       ------------
         Total current liabilities.......    28,056,000         33,946,000


Noncurrent liabilities
   Other accrued liabilities.............     6,617,000          7,170,000
   Long-term debt, less current portion..    35,632,000         44,664,000
   Short term debt expected to be
    refinanced...........................    11,622,000                ---
   Minority interests....................        80,000            925,000
                                           ------------       ------------
         Total noncurrent liabilities....    53,951,000         52,759,000

Commitments and contingencies

Stockholders' equity
   Class B convertible preferred stock,
    Series C, $1 par value--authorized
    152,321 shares; issued 142,486
    shares (liquidation value of
    $7,244,000), including accrued
    dividends of $362,000 at June 30,
    1997 and $91,000 at June 30, 1996....       504,000            233,000
   Class B convertible preferred stock,
    Series 1996, $1 par value - authorized
    100,000 shares; issued 100,000
    shares (liquidation value of
    $3,000,000), including accrued
    dividends of $121,000................     3,121,000                ---
   Common stock $.01 par value--authorized
    20,000,000 shares; issued
    11,150,640 shares at June 30,
    1997 and 8,605,108 shares at
    June 30, 1996........................       112,000             86,000
    Additional paid-in capital...........   106,332,000         99,899,000
    Retained earnings (deficit)..........   (46,988,000)       (50,266,000)
    Treasury stock--581,550 common
        shares at June 30, 1997 and
        June 30, 1996, at cost...........    (3,899,000)        (3,899,000)
                                           ------------       ------------
           Total stockholders' equity....    59,182,000         46,053,000
                                           ------------       ------------

                                           $141,189,000       $132,758,000
                                           ============       ============

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       YEAR ENDED JUNE 30
                                          --------------------------------------------
                                              1997           1996            1995
                                          ------------  --------------  --------------
Revenues:
   Net operating revenues................ $134,669,000   $116,305,000    $135,929,000
   Investment income and other...........    2,050,000      1,118,000         489,000
                                          ------------   ------------    ------------
TOTAL REVENUES...........................  136,719,000    117,423,000     136,418,000
                                          ------------   ------------    ------------

Expenses:
   Salaries, wages and benefits..........   67,793,000     66,259,000      72,061,000
   Other operating expenses..............   46,819,000     42,387,000      44,741,000
   Provision for doubtful accounts.......    5,688,000      5,805,000       5,086,000
   Depreciation and amortization.........    5,473,000      5,490,000       7,290,000
   Interest and other financing charges..    5,942,000      6,892,000       8,347,000
   Losses related to asset sales and
    closed businesses....................          ---      4,473,000       6,431,000
   Asset impairment charges..............          ---      5,485,000      21,815,000
                                          ------------   ------------    ------------
TOTAL EXPENSES...........................  131,715,000    136,791,000     165,771,000
                                          ------------   ------------    ------------

INCOME (LOSS) BEFORE MINORITY INTERESTS,
  INCOME TAXES AND EXTRAORDINARY ITEM....    5,004,000    (19,368,000)    (29,353,000)
Minority interests.......................          ---            ---         887,000
                                          ------------   ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM....................    5,004,000    (19,368,000)    (30,240,000)

Provision (benefit) for income taxes.....    1,726,000     (2,887,000)    (13,195,000)
                                          ------------   ------------    ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM..    3,278,000    (16,481,000)    (17,045,000)
Extraordinary item:
    Loss from early extinguishment of
     debt, less applicable
     income tax benefit of $206,000......          ---            ---        (257,000)
                                          ------------   ------------    ------------
NET INCOME (LOSS)........................ $  3,278,000   $(16,481,000)   $(17,302,000)
                                          ============   ============    ============
Income (loss) per common and dilutive
 common equivalent share:
 Before extraordinary item...............        $0.33         $(2.12)         $(2.25)
    Extraordinary item:
      Loss from early extinguishment
       of debt...........................          ---            ---           (0.03)
                                          ------------   ------------    ------------
                                                 $0.33         $(2.12)         $(2.28)
                                          ============   ============    ============
Weighted average number of common and
 dilutive common  equivalent shares
 outstanding.............................   10,431,000      7,929,000       7,743,000
                                          ============   ============    ============

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                               CLASS B        CLASS B
                                CLASS A      CONVERTIBLE    CONVERTIBLE
                              CONVERTIBLE     PREFERRED      PREFERRED                ADDITIONAL       RETAINED
                               PREFERRED        STOCK          STOCK     COMMON        PAID-IN         EARNINGS         TREASURY
                                 STOCK        SERIES  C     SERIES 1996   STOCK        CAPITAL         (DEFICIT)         STOCK
                              -----------    -----------  ------------- --------    ------------     ------------     -----------
BALANCE AT JULY 1, 1994         $ 23,000      $233,000    $      ---    $ 82,000    $100,048,000     $(16,483,000)    $(3,435,000)

Exercise of stock options
 (74,166 shares)...........          ---           ---           ---       1,000         378,000              ---             ---
Shares issued in
 connection with employee
 stock purchase plan
 (15,869 shares)...........          ---           ---           ---         ---          89,000              ---             ---
Dividends on Class B
 convertible preferred
 stock, Series C...........          ---           ---           ---         ---        (364,000)             ---             ---
Purchase of treasury stock
 (99,800 shares)...........          ---           ---           ---         ---             ---              ---        (464,000)
Redemption of Class A
 convertible preferred
 stock.....................      (23,000)          ---           ---         ---        (100,000)             ---             ---
Distribution of subsidiary
 to stockholders...........          ---           ---           ---         ---        (904,000)             ---             ---
Net loss...................          ---           ---           ---         ---             ---      (17,302,000)            ---
                             -----------   -----------    ----------    --------    ------------     ------------   -------------

BALANCE AT JUNE 30, 1995             ---       233,000           ---      83,000      99,147,000      (33,785,000)     (3,899,000)

Exercise of stock options
 (3,000 shares)............          ---           ---           ---         ---          10,000              ---             ---
Shares issued in
 connection with employee
 stock purchase plan
 (21,760 shares)...........          ---           ---           ---         ---          70,000              ---             ---
Other shares issued
 (289,553 shares)..........          ---           ---           ---       3,000       1,034,000              ---             ---
Dividends on Class B
 convertible preferred
 stock, Series C...........          ---           ---           ---         ---        (362,000)             ---             ---
Net loss...................          ---           ---           ---         ---             ---      (16,481,000)            ---
                             -----------   -----------    ----------    --------    ------------     ------------   -------------

BALANCE AT JUNE 30, 1996             ---       233,000           ---      86,000      99,899,000      (50,266,000)     (3,899,000)

Shares issued in
 connection with employee
 stock purchase plan
 (15,860 shares)...........          ---           ---           ---         ---          40,000              ---             ---
Shares issued in
 connection with
 management and directors'
 fees (393,846 shares).....          ---           ---           ---       4,000         918,000              ---             ---
Issuance of common stock
 (2,135,826 shares) and
 Series 1996 preferred
 stock (100,000 shares and
 accrued dividends of
 $121,000) in connection
 with merger, net of costs.          ---           ---     3,121,000      22,000       5,625,000              ---             ---
Issuance of warrants
 (250,000 shares)..........          ---           ---           ---         ---         212,000              ---             ---
Dividends on Class B
 convertible preferred
 stock, Series C...........          ---       271,000           ---         ---        (362,000)             ---             ---
Net income.................          ---           ---           ---         ---             ---        3,278,000             ---
                             -----------   -----------    ----------    --------    ------------     ------------   -------------

BALANCE AT JUNE 30, 1997     $       ---      $504,000    $3,121,000    $112,000    $106,332,000     $(46,988,000)    $(3,899,000)
                             ===========   ===========    ==========    ========    ============     ============   =============

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       YEAR ENDED JUNE 30
                                          ---------------------------------------------
                                              1997            1996            1995
                                          -------------  --------------  --------------
Cash flows from operating activities
Net income (loss).......................  $  3,278,000    $(16,481,000)   $(17,302,000)
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
       Depreciation and amortization,
        including loan costs............     5,833,000       6,003,000       8,074,000
       Asset impairment charges.........           ---       5,485,000      21,815,000
       Loss on early extinguishment of
        debt............................           ---             ---         463,000
       Write-off of development and
        other costs.....................       571,000         381,000         716,000
       Loss on disposal of assets.......           ---              --       5,096,000
       Provision (benefit) for deferred
        income taxes....................     1,222,000      (2,887,000)    (13,584,000)
       Provision for doubtful accounts..     5,688,000       5,805,000       5,086,000
       Management and director fees
        paid in common stock............       922,000         600,000             ---
       Issuance of warrants.............       212,000             ---             ---
       Minority interests...............           ---             ---         887,000
       Cash flows from (increase)
        decrease in operating assets:
            Patient accounts receivable.    (6,992,000)     (7,651,000)     (4,410,000)
            Other current assets........     1,287,000      (1,632,000)       (522,000)
            Other noncurrent assets.....       237,000         225,000         616,000
       Cash flows from increase
        (decrease) in operating
        liabilities:
            Accounts payable............     1,505,000       1,105,000       2,466,000
            Accrued salaries, wages and
             other liabilities..........    (2,536,000)      9,202,000        (749,000)
            Amounts due to third-party
             contractual agencies.......    (1,360,000)      3,439,000         267,000
                                          ------------    ------------    ------------
                 Total adjustments......     6,589,000      20,075,000      26,221,000
                                          ------------    ------------    ------------
                     Net cash provided
                      by operating
                      activities........     9,867,000       3,594,000       8,919,000
                                          ------------    ------------    ------------
Cash flows from investing activities
       Proceeds from sales of assets....           ---             ---         970,000
       Expenditures for property and
        equipment.......................    (3,490,000)     (1,467,000)     (2,726,000)
       Development project costs........           ---             ---      (2,124,000)
       Preopening costs.................      (386,000)            ---        (329,000)
       Restricted cash used for debt
        payments........................           ---             ---       5,311,000
       Cash held in trust...............       268,000       1,033,000        (974,000)
                                          ------------    ------------    ------------
                    Net cash provided
                     by (used in)
                     investing
                     activities.........    (3,608,000)       (434,000)        128,000
                                          ------------    ------------    ------------
Cash flows from financing activities
       Loan costs.......................    (1,755,000)       (217,000)       (290,000)
       Payment of costs related to
        acquisition.....................      (365,000)            ---            ----
       Proceeds from sale/leaseback of
        facilities and equipment........           ---             ---      12,015,000
       Amounts received from affiliate..     1,124,000             ---             ---
       Distributions to minority
        interests.......................      (900,000)       (742,000)     (2,466,000)
       Proceeds from working capital
        facility........................           ---             ---       2,500,000
       Proceeds from private placement
        of shares of subsidiary.........           ---             ---       3,320,000
       Increase (decrease) in cash due
        to acquisition (distribution)
        of subsidiary...................     1,474,000             ---      (1,427,000)
       Payment of costs related to
        distribution of subsidiary......           ---             ---      (1,696,000)
       Net proceeds from exercise of
        options and stock purchases.....        40,000         517,000         468,000
       Payments on debt.................   (10,906,000)     (3,795,000)    (17,683,000)
       Payment of preferred stock
        dividends.......................       (91,000)       (362,000)       (364,000)
       Payment of costs related to
        issuance of stock...............      (762,000)            ---             ---
       Cancellation of Class A
        preferred stock.................           ---             ---        (123,000)
       Purchase of  treasury stock......           ---             ---        (464,000)
                                          ------------    ------------    ------------
                     Net cash used in
                      financing
                      activities........   (12,141,000)     (4,599,000)     (6,210,000)
                                          ------------    ------------    ------------
       Net increase (decrease) in cash
        and cash equivalents............    (5,882,000)     (1,439,000)      2,837,000
       Cash and cash equivalents at
        beginning of year...............     7,605,000       9,044,000       6,207,000
                                          ------------    ------------    ------------
       Cash and cash equivalents at end
        of year.........................  $  1,723,000    $  7,605,000    $  9,044,000
                                          ============    ============    ============

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

INDUSTRY

    The Company is a provider and manager of behavioral healthcare services in the United States, principally in the Southeast and Southwest. As a provider of behavioral healthcare, the Company offers a comprehensive range of services at 14 hospitals (12 of which have units providing less intensive residential treatment services) and various freestanding outpatient clinics. As a manager of behavioral healthcare, the Company coordinates and manages the delivery of services to patients under contracts with self-insured employers, health maintenance organizations ("HMOs"), government agencies and other purchasers of healthcare services. The Company also manages behavioral healthcare programs under contracts with other hospitals and community mental health centers.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS

    Cash equivalents include short-term, highly liquid interest-bearing investments consisting primarily of commercial paper, money market mutual funds and deposits and demand revenue bonds. Deposits in banks may exceed the amount of insurance provided on such deposits. The Company performs reviews of the credit worthiness of its depository banks. The Company has not experienced any losses on its deposits of cash in banks.

CASH HELD IN TRUST

    Cash held in trust is revocable by the Company under certain circumstances and includes cash and short-term investments set-aside for the payment of losses in connection with the Company's self-insured retentions for hospital professional and general liability claims. In addition, at June 30, 1997, cash held in trust includes $350,000 from the April 1, 1997 sale of an HMO subsidiary by the entity which was acquired by the Company on June 10, 1997 (see
Note 12).

CONCENTRATIONS OF CREDIT RISK

    The Company provides services to patients without insurance and accepts assignments of patients' third party benefits without requiring collateral. Exposure to losses on receivables due from patients is principally dependent on each patient's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

INTANGIBLE ASSETS AND DEFERRED COSTS

     Cost in excess of net asset value of purchased businesses primarily relates to the acquisition of Ramsay Managed Care, Inc. (RMCI), a managed behavioral healthcare company, on June 10, 1997 (see Note 2). This amount is being amortized on a straight-line basis over 25 years.

     Other intangible assets include the values assigned to established clinical protocols and managed care contracts acquired in connection with the merger of RMCI. The value assigned to clinical protocols will be amortized on a straight-line basis over 15 years, the estimated period these protocols are considered valid and appropriate. The value assigned to managed care contracts will be amortized over four years, the estimated weighted average life, including estimated renewals, of contracts which were in existence as of the date of the merger.

     The Company periodically reviews its intangible assets to assess recoverability. The carrying value of cost in excess of net asset value of purchased businesses is reviewed by the Company's management if the facts and circumstances suggest that it may be impaired. If this review indicates that these costs will not be recoverable, as determined based on the undiscounted cash flows of the entity over the remaining amortization period, the carrying value of these costs is reduced by the estimated shortfall of cash flows.

     Preopening costs principally consist of salaries and other costs incurred prior to opening a new facility, program or business. Effective July 1, 1996, these costs are deferred and amortized on a straight-line basis over one year. Prior to July 1, 1996, these costs were deferred and amortized on a straight-line basis over two years.

     Loan costs are deferred and amortized ratably over the life of the loan and are included in interest and other financing charges. When a loan or a portion thereof is prepaid, a proportionate amount of deferred loan costs associated with the borrowing is written off and reported as an extraordinary loss from early extinguishment of debt in the Company's statement of operations.

     Accumulated amortization of the Company's cost in excess of net asset value of purchased businesses, other intangible assets and preopening and loan costs as of June 30, 1997 and 1996 was $7,671,000 and $6,880,000, respectively.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, except for assets considered to be impaired pursuant to Statement of Financial Accounting Standards (SFAS) No. 121, which are stated at fair value of the assets as of the date the assets are determined to be impaired. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations.

     Depreciation is computed substantially on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes. The general range of estimated useful lives for financial reporting purposes is twenty to forty years for buildings and five to twenty years for equipment. For the years ended June 30, 1997, 1996 and 1995, depreciation expense recorded on the Company's property and equipment totaled $ 4,681,000, $ 4,491,000 and $5,721,000, respectively.

MEDICARE, MEDICAID AND OTHER CONTRACTED REIMBURSEMENT PROGRAMS

     Revenues are recognized at the time services are provided. Net revenues include estimated reimbursable amounts from Medicare, Medicaid and other contracted reimbursement programs. Amounts received by the Company for treatment of patients covered by such programs, which may be based on the cost of services provided or predetermined rates, are generally less than the established billing rates of the Company's hospitals. Final determination of amounts earned under contracted reimbursement programs is

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

subject to review and audit by the appropriate agencies. Differences between amounts recorded as estimated settlements and the audited amounts are reflected as adjustments to net revenues in the period the final determination is made (see Note 10).

     The Company also receives capitated amounts for behavioral healthcare services provided to patients covered by certain managed care contracts. Capitated revenues are recognized during the period in which enrolled lives are covered for capitated payments received. Revenue received from the management of facilities not owned by the Company and for case management, utilization review and quality assurance oversight on the delivery of behavioral healthcare services by independent providers on behalf of clients is recognized at the time the services are provided.

CONTRACTED PROVIDER SERVICES

     The Company contracts with various healthcare providers for the provision of healthcare services. Contracted providers are primarily hospitals, physicians and other providers of healthcare services. Hospitals are generally compensated for their contracted services on a per-diem basis, with physicians and other healthcare providers generally being compensated on a discounted fee-for-service basis.

     The Company provides a reserve for claims incurred but not yet reported based on past experience, together with current factors. Estimates are adjusted as changes in these factors occur, and such adjustments are reported in the year of determination. Although considerable variability is inherent in such estimates, management believes that the Company's reserve is adequate.

PROFESSIONAL AND GENERAL LIABILITY INSURANCE

     The Company maintains self-insured retentions related to its professional and general liability insurance program. The Company's operations are insured for professional liability on a claims-made basis and for general liability on an occurrence basis. The Company records the liability for uninsured professional and general liability losses related to asserted and unasserted claims arising from reported and unreported incidents based on independent valuations which consider claim development factors, the specific nature of the facts and circumstances giving rise to each reported incident and the Company's history with respect to similar claims. The development factors are based on a blending of the Company's actual experience with industry standards.

INCOME TAXES

     Income taxes are accounted for in accordance with SFAS No. 109. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

MINORITY INTERESTS

     The equity of minority partners in subsidiaries is reported on the balance sheet as minority interests. Minority interests reflect changes for the respective share of income of the subsidiaries attributable to the minority partners, the effect of which is also reflected in the results of operations of the Company, and for distributions made to the minority partners. In July 1996, a final distribution of $900,000 was made to limited partners in connection with the dissolution of a partnership in which the Company was a 55% general partner. Subsequent to this distribution, this partnership was dissolved, resulting in no gain or loss to the Company.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

EARNINGS PER SHARE

     Primary earnings per share are calculated by dividing income before extraordinary items and net income, as adjusted by reduced interest expense pursuant to the modified treasury stock method, by the weighted average number of common and dilutive common equivalent shares outstanding during each period. The Company's common stock equivalents, which are anti-dilutive in years in which a loss is incurred and, therefore, excluded from the calculation in those years, include Class A convertible preferred stock (which was redeemed by the Company in June 1995), Class B convertible preferred stock, Series C ("Series C Preferred Stock"), Class B, convertible preferred stock, Series 1996 ("Series 1996 Preferred Stock"), and stock options and warrants to purchase Common Stock. Fully diluted earnings per share have not been presented separately because the variance from primary earnings per share is not significant.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary and fully diluted earnings per share for the year ended June 30, 1997 of $0.02 per share and $0.01 per share, respectively. The Company expects that the impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share for the year ended June 30, 1996 will be immaterial.

STOCK-BASED COMPENSATION

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares on the date of grant. The Company adopted SFAS No. 123, Accounting for Stock Based Compensation, during fiscal 1997, and will continue to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for stock options granted.

FINANCIAL INSTRUMENTS

     The carrying amount of financial instruments including cash and cash equivalents, accounts receivable from patient services, and accounts payable approximate fair value as of June 30, 1997. It is not practicable to estimate the fair value of the Company's preferred stock because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs.

2.  TRANSACTIONS WITH AFFILIATES
    ----------------------------

     On April 24, 1995, the Company distributed the stock of RMCI held by it to the holders of record on April 21, 1995 of the Company's Common and Preferred Stock and, thereafter, RMCI ceased being a subsidiary of the Company. The distribution, which was recorded at net book value, reduced additional paid-in capital of the Company by $904,000. In addition, costs related to the distribution of RMCI, which included accounting, legal, printing, investment banking and distribution agent fees and expenses, were charged to the operations of RMCI (and not the Company) effective on the date of the distribution and costs related to a private placement and rights offering by RMCI were deducted from additional paid-in capital of RMCI (and not the Company) on the effective date of the distribution.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     On October 1, 1996, the Company and RMCI entered into a merger agreement providing for the acquisition of RMCI by a wholly owned subsidiary of the Company. The transaction was approved by the shareholders of both companies on April 18, 1997 and became effective on June 10, 1997, at which time the results of operations of RMCI are included in the Company's statement of operations. The merger was structured as a tax-free exchange recorded using the purchase method of accounting and, accordingly, the purchase price has been preliminary allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The total consideration (including acquisition costs of approximately $400,000) was approximately $24,000,000.

     In exchange for all of the outstanding shares of RMCI common and preferred stock, the Company issued 2,135,826 shares of Common Stock (valued based on the closing price of the Company's Common Stock on June 10, 1997 of $3.00 per share) and 100,000 shares of Series 1996 Preferred Stock, which are convertible into 1,000,000 shares of Common Stock. In addition, amounts owed by RMCI to the Company, totalling approximately $7,000,000 on June 10, 1997, were included as a portion of the consideration for the acquisition of RMCI. The Company also assumed $7,388,000 of liabilities of RMCI.

     Included in liabilities assumed was a $2,750,000 obligation owed by RMCI to a corporate affiliate of Paul J. Ramsay, the Chairman of the Board of the Company, along with unpaid accrued interest and commitment fees of approximately $300,000. The loan bears interest at 15% (or approximately $30,000 in June
1997), is due and payable on demand, and was refinanced in September 1997 (see
Note 5). No amounts were paid with respect to this loan facility from June 10, 1997 to the date of the refinancing.

     The following unaudited pro forma information as of June 30, 1997 and 1996 has been prepared assuming the merger had been consummated on July 1, 1995 and accounted for under the purchase method of accounting. This unaudited pro forma combined summary information may not be indicative of the actual results which may be realized in the future. Neither expected benefits nor cost reductions anticipated by the Company have been reflected in the accompanying unaudited pro forma combined financial data.

                                                YEAR ENDED JUNE 30
                                          ------------------------------
                                               1997            1996
                                          --------------  --------------
Net revenues............................   $158,734,000    $139,025,000
Net loss................................     (1,371,000)    (22,413,000)
Net loss from per common and dilutive
 common equivalent share................   $      (0.18)   $      (2.28)

     Net loss per common and dilutive common equivalent share does not include common stock equivalents since their effect is anti-dilutive.

     At June 30, 1997, three corporate affiliates of Paul J. Ramsay owned an aggregate voting interest in the Company of approximately 43%, as follows: (a) Ramsay Holdings HSA Limited owned 15% of the outstanding Common Stock of the Company and 50% of the outstanding Series C Preferred Stock of the Company, (b) Paul Ramsay Holdings Pty. Limited ("Pty. Limited") owned approximately 6% of the outstanding Common Stock of the Company and the remaining 50% of the outstanding Series C Preferred Stock and (c) Paul Ramsay Hospitals Pty. Limited ("Ramsay Hospitals") owned approximately 9% of the outstanding Common Stock of the Company and 100% of the outstanding Series 1996 Preferred Stock of the Company.

     Pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of July 1, 1997, between a wholly-owned subsidiary of the Company and Summa Healthcare Group, Inc. ("Summa"), the Company agreed to acquire Summa for $300,000 in cash, 250,000 shares of the Company's Common Stock and fully exercisable warrants to purchase 500,000 shares of the Company's Common Stock, with an exercise price of $3.25 per share (the fair market value of the Company's Common Stock on the date of the Merger Agreement) and an expiration date of July 2007.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Summa, whose principal stockholder is Luis E. Lamela, the Vice Chairman and a director of the Company, is engaged in the healthcare consulting, advisory and development business. During 1997, Summa rendered consulting services to the Company, for which it was paid $237,500. Also, in connection with the merger with RMCI, the Company assumed approximately $200,000 in fees owed to Summa by RMCI. Summa's principal assets consist of projects in the specialty managed care and health services industry, including an arrangement with a provider of healthcare services to correctional facilities in Florida. These projects will be undertaken by the Company. The closing of the merger is scheduled to occur during the Company's second quarter of fiscal 1998 and is subject to customary closing conditions. Upon closing, the merger will be recorded under the purchase method of accounting with the related goodwill being allocated and amortized over an appropriate period commensurate with the value and life of the projects.

     In October 1995 and August 1996, Pty. Limited acquired through private placements 275,863 shares and 275,546 shares, respectively, of Common Stock of the Company at a price of $3.625 and $2.75 per share, respectively. Of the total shares acquired in October 1995, 121,363 were issued for cash and 154,500 were issued for management fees due during the remainder of fiscal 1996 under the Company's management agreement with another corporate affiliate (the "Management Fee Affiliate") of Mr. Ramsay. The shares acquired in August 1996 were issued for management fees due under the management agreement during fiscal 1997.

     In October 1996, the Company issued 118,300 shares of Common Stock valued at $164,000 to its board of directors in lieu of cash payment for fiscal 1997 director fees. The Common Stock was awarded at fair market value on the date of issuance ($1.39 per share) and the amount was included in other operating expenses.

     On September 10, 1996, the Company entered into a letter agreement with the Management Fee Affiliate and Pty. Limited which terminated the management agreement effective July 1, 1997. In consideration for this termination, the Company issued warrants to Pty. Limited to purchase 250,000 shares of Common Stock at an exercise price of $2.63 per share. These warrants are fully exercisable as of September 10, 1996, expire on September 10, 2006 and had a weighted average fair value on the date of issuance of $0.85 per warrant. As a result, the Company recorded other operating expenses of $212,000 related to these warrants.

     During the years ended June 30, 1997, 1996 and 1995, pursuant to the management agreement, the Company incurred management fee expenses of $758,000, $737,000 and $716,000, respectively, which are included in other operating expenses.

     The Company recorded interest income of $440,000, $600,000 and $110,000 during fiscal 1997 (prior to the merger), 1996, and 1995 (subsequent to the distribution on April 24, 1995), respectively, on interest-bearing amounts owed by RMCI.

3.  IMPAIRMENT OF ASSETS
    --------------------

     In the fourth quarter of fiscal 1995, the Company elected to early adopt the provisions of SFAS No. 121. SFAS No. 121 requires that a new cost basis be established for impaired assets (within the meaning of SFAS No. 121) based on the fair value of the assets as of the date the assets are determined to be impaired, and that previously recorded accumulated depreciation related to the impaired assets be eliminated.

     As required by SFAS No. 121, the Company periodically reviews its long-lived assets (land, buildings, fixed equipment, cost in excess of net asset value of purchased businesses and other intangible assets) to determine if the carrying value of these assets is recoverable, based on the future cash flows expected from the assets. Based on this review, the Company determined that the carrying value of certain long-lived assets was impaired (within the meaning of SFAS No. 121) at June 30, 1996 and 1995. The

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

amount of the impairment, calculated as the excess of carrying value of the long-lived assets over the fair value of the assets (estimated using discounted future cash flows expected from the assets), totaled approximately $4,000,000 ($3,400,000 after tax) and $20,300,000 ($11,400,000 after tax) at June 30, 1996 and 1995, respectively. In accordance with SFAS No. 121, the facilities' carrying amount of cost in excess of net asset value of purchased businesses, totalling $3,800,000 in 1995 (zero in 1996), was written off prior to recording an impairment to the carrying amount of property and equipment.

     In 1996 and 1995, the Company recorded additional asset impairment charges totaling approximately $1,500,000 related to its investments in other healthcare enterprises. The amount of the impairment charges was based on an assessment of the future expected cash flows to be realized by the Company from these enterprises.

4.  LOSSES RELATED TO ASSET SALES AND CLOSED BUSINESSES
    ---------------------------------------------------

     Primarily in the fourth quarter of fiscal 1996, the Company recorded losses totaling approximately $4,500,000 related to additional asset write-downs, cost report settlements and other adjustments related to businesses which closed at various times prior to fiscal 1996, a reserve for disproportionate share payments which the State of Louisiana has contended were improperly paid to two of the Company's Louisiana facilities in fiscal 1995 and 1994, and lease commitments and other costs incurred in connection with the Company's decision to relocate its corporate headquarters.

     During fiscal 1996, the State of Louisiana requested repayment of disproportionate share payments received by two of the Company's Louisiana facilities in fiscal years 1995 and 1994 totaling approximately $5,000,000. The repayment requests related to a) alleged overpayments made to Three Rivers Hospital because the State believed Three Rivers' actual annual inpatient volume was less than its projection of annual inpatient volume made at the beginning of its 1994 cost reporting year and b) alleged improper teaching hospital payments made to Three Rivers Hospital and Bayou Oaks Hospital because the State believed these facilities were not qualifying teaching hospitals at the time these payments were made. The Company believes that certain of the calculations which support the State's calculation of annual inpatient volume in 1994 are in error and that other relevant factors affecting the State's calculation have not been considered. Further, the Company believes that, based on its understanding of the rules and regulations in place at the time the teaching hospital payments were made, payments received as a result of the teaching classification were appropriate.

     On the basis of discussions to date between the Company and the State, the Company believes that this matter may be settled for an amount significantly less than the State's initial requests. Any settlement of this matter will be contingent upon the execution of settlement documentation, the terms of which have not been agreed upon. Further, there can be no assurance that the Company and the State will agree on a settlement amount or the terms and conditions of settlement documentation. The Company intends to vigorously contest any position by the State of Louisiana which the Company considers adverse and believes that adequate provision has been made at June 30, 1997 and 1996 for the estimated amount which might be recovered from the Company as a result of this matter. This amount is classified as a current liability in the Company's balance sheet at June 30, 1997 and 1996.

     During the third quarter of fiscal 1995, the Company recorded a $3,600,000 loss in connection with the sale and leaseback of two inpatient facilities and a $400,000 loss in connection with the sale of real estate. In addition, the Company closed certain outpatient operations during fiscal 1995, incurred additional losses in fiscal 1995 on outpatient operations closed in fiscal 1994, and closed Three Rivers Hospital on June 30, 1995. Losses recorded in fiscal 1995 as a result of these closures totaled approximately $1,500,000.

                   RAMSAY HEALTH CARE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


5.  LONG-TERM DEBT
    --------------

     The Company's long-term debt is as follows:

                                                   JUNE 30
                                           -------------------------
                                              1997          1996
                                           -----------   -----------
11.6% senior secured notes..............   $27,544,000   $34,169,000
Variable rate revenue bonds.............    15,700,000    19,400,000
15.6% subordinated secured notes........     1,385,000     1,846,000
15% demand note to affiliate............     2,750,000           ---
Other...................................        97,000       189,000
                                           -----------   -----------
                                            47,476,000    55,604,000
Less current portion....................       222,000    10,940,000
                                           -----------   -----------
                                           $47,254,000   $44,664,000
                                           ===========   ===========

     On September 30, 1997, the Company refinanced its existing senior and subordinated secured notes, its variable rate revenue bonds and its demand note to affiliate with proceeds from a credit facility consisting of term and revolving credit debt of $38,500,000 (the "Senior Credit Facility") and the sale of $2,500,000 of Class B Preferred Stock, Series 1997 (the "Series 1997 Preferred Stock") to a financial institution. In addition, on September 30, 1997, the financial institution issued a $17,500,000 subordinated bridge facility, of which $2,500,000 was purchased by Ramsay Hospitals (the "Bridge Facility"). Consequently, the amounts currently due under the senior and subordinated secured notes and variable rate bonds of $11,622,000 have been excluded from current liabilities since the refinancing resulted in this amount being outstanding for an uninterrupted period extending beyond one year from the balance sheet date.

     Under the terms of the Senior Credit Facility, the Company was provided a) a $12,500,000 term loan, payable in 18 quarterly installments ranging from $437,500 to $875,000, beginning July 1, 1998, b) a $10,000,000 term loan, payable in 20 quarterly installments of $62,500, beginning January 1, 1998, and eight quarterly installments ranging from $1,062,500 to $1,125,000, beginning January 1, 2003 and c) a revolving credit facility (the "Revolver") for an amount up to the lesser of $16,000,000 or the borrowing base of the Company's receivables (defined as 70% of the Company's patient accounts receivable, receivables due from managed care customers and receivables due from customers whose behavioral health operations are managed by the Company). In addition, the financial institution required that a corporate affiliate of Paul J. Ramsay purchase additional shares in the Company upon closing and, under certain limited circumstances related to an estimated liability, purchase Common Stock at a price of $5.17 per share (the 30-day average stock price prior to the closing). As a result, on September 30, 1997, the Company entered into an agreement with a corporate affiliate of Mr. Ramsay pursuant to which the corporate affiliate purchased 4,000 shares of non-convertible, non-voting Class B Preferred Stock, Series 1997-A ("Series 1997-A Preferred Stock"), $1.00 par value, at $1,000 per share. The purchase price, which totaled $4,000,000, was paid by i) offset against approximately $600,000 in dividends accrued through September 30, 1997 on the Series C Preferred Stock and the Series 1996 Preferred Stock, ii) offset against approximately $380,000 in unpaid accrued interest and commitment fees, iii) $250,000 in principal due to a corporate affiliate of Mr. Ramsay which was not refinanced with proceeds of the Bridge Facility and iv) approximately $2,800,000 in cash. The shares are entitled to cumulative dividends at a rate of 9% per annum ($360,000 per year, $90.00 per preferred share) and to a liquidation preference of $1,000 per share under certain circumstances. The Series 1997-A Preferred Stock shall be redeemed at a price of $1,000 per share and dividends on the Series C Preferred Stock, Series 1996 Preferred Stock and Series 1997-A Preferred Stock shall be paid (see Note 7), provided a) the Company's EBITDA (as defined in the agreement) for its fiscal year ending June 30, 1998 is equal to or greater than $16,500,000, b) the Company has availability under the Revolver in excess of $4,000,000, c) the financial institution syndicates a portion of the Revolver and d) the Bridge Facility is refinanced as described below. The Series 1997-A Preferred Stock is junior to the Series 1997 Preferred Stock in liquidation and as to dividends.

     Interest on the term loans and the Revolver varies and, at the option of the Company, would equal i) a function of the prime lending rate (8.50% at September 25, 1997) plus a margin ranging from 1.25% to 1.75%, based on the Company's leverage ratio (as defined in the credit agreement) or ii) the LIBOR rate (approximately 5.75% at September 25, 1997) plus a margin ranging from 2.75% to 3.25%, based on the Company's leverage ratio. In addition, the Company is obligated to pay an amount equal to one half of 1% of the unused portion of the $16,000,000 Revolver.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The Bridge Facility, which is unsecured and due and payable in September 2005, bears interest at rates ranging from 11% to 12.5% through September 1998, at which time the interest rate increases to 13%. The Bridge Facility is expected to be refinanced with the proceeds of a private placement of $17,500,000 8-year senior subordinated notes by December 31, 1997. The Company also expects that the senior subordinated notes may include a contingent payment obligation ("CPO") payable to the noteholders at the earlier to occur of (i) the fifth anniversary of the placement of the notes; (ii) redemption or repayment of the notes; (iii) sale of or a change in control involving the Company or (iv) a
public offering of the Company's Common Stock (together, the "Exit").   The
amount of the CPO would equal a certain percentage of the increase in the fully diluted equity value of the Company during the period from closing to Exit and would be payable in cash or the Company's Common Stock. The Bridge Facility provides for a similar CPO in the event the private placement does not occur.

     The Senior Credit Facility requires that the Company meet certain covenants, including (i) the maintenance of certain fixed charge, interest coverage and leverage ratios, (ii) the maintenance of a minimum level of EBITDA and tangible net worth (as defined in the credit agreement) and (iii) a limitation on capital expenditures. The Company is also required to meet an adjusted minimum fixed charge ratio ("Modified Fixed Charge Coverage Ratio"), which includes preferred dividends payable in the calculation thereof, in order to pay dividends on the Series 1997 Preferred Stock. The Company's credit facilities also prohibit the payments of cash dividends to the common shareholders of the Company.

     In connection with the refinancing of the Company's debt on September 30, 1997, the Company also sold to the financial institution, which effected the refinancing, $2,500,000 of Series 1997 Preferred Stock. The Series 1997 Preferred Stock is non-voting, is senior to the Series C Preferred Stock, the Series 1996 Preferred Stock and the Series 1997-A Preferred Stock in liquidation and as to dividends, is convertible, at the option of the holder, into approximately 400,000 shares of Common Stock, is optionally redeemable by the Company at a premium beginning in September 2000, and is manditorily redeemable at the earlier to occur of a change in control of the Company or September 2007. Dividends on the Series 1997 Preferred Stock are payable quarterly at 9%, or $56,250 per quarter, unless the Company is unable to meet its Modified Fixed Charge Coverage Ratio, at which time the dividend rate increases to 11%, or $68,750 per quarter.

     The aggregate scheduled maturities of the Senior Credit Facility, the Bridge Facility and certain immaterial capital lease obligations outstanding during the next five fiscal years are as follows: 1998 -- $222,000; 1999 -- $2,200,000; 2000 -- $2,687,500; 2001 -- $3,237,500; and 2002 -- $3,625,000.

     The Company has pledged substantially all of its real property, receivables and other assets as collateral for the Senior Credit Facility.

     The Company believes that the refinancing represents the fair value of the Company's borrowing.

     Proceeds of the Senior Credit Facility, the Bridge Facility, the Series 1997 Preferred Stock and the Series 1997-A Preferred Stock were used as follows:
a) principal repayments of $27,544,000 of 11.6% senior secured notes and $1,385,000 of 15.6% subordinated secured notes held by a group of insurance companies, b) repayment of $3,400,000 of bank debt created on September 2, 1997 upon the redemption of one of the Company's variable rate revenue bonds, c) repayment of approximately $900,000 of accrued interest on the above obligations, d) creation of a cash collateral account in an amount totaling approximately $12,900,000 which will be used to redeem the remaining variable rate revenue bonds and to pay accrued interest thereon on their redemption dates of November 3, 1997 and December 1, 1997, e) repayment of $2,500,000 of the $2,750,000 loan to Ramsay Hospitals, f) payment of a $2,200,000 prepayment penalty to the group of insurance companies holding the senior and subordinated secured notes and g) transaction costs totaling approximately $2,800,000. In order to satisfy these payments, the amount drawn down on the Revolver totaled approximately $8,300,000 on September 30, 1997.

                  RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     In connection with the aforementioned refinancing and planned extinguishment of debt outstanding at June 30, 1997, the Company expects to incur a loss on extinguishment of debt of approximately $2,000,000, net of taxes, which will be recorded in the first quarter of fiscal year 1998.

     In fiscal 1997, the Company contemplated a separate refinancing of its credit facilities and in connection therewith, the Company entered into a derivative transaction in March 1997 to fix the interest rate on the underlying debt instrument. As a result of the Company's decision to refinance its credit facilities as described above, in the fourth quarter of fiscal 1997, the Company recorded income on the derivative transaction of approximately $1,280,000 and wrote-off approximately $600,000 of costs directly related to this previous refinancing effort.

6.  OPERATING LEASES
    ----------------

     In April 1995, the Company sold and leased back the land, buildings and fixed equipment of two of its inpatient facilities. The leases have a primary term of 15 years (with three successive renewal options of 5 years each) and currently require aggregate annual minimum rentals of $1.62 million, payable monthly. Effective April 1 of each year, the lease payments are subject to any upward adjustment (not to exceed 3% annually) in the consumer price index over the preceding twelve months. Effective April 1995, the Company agreed to lease an 80-bed facility near Salt Lake City, Utah for four years, with an option to renew for an additional three years. The lease requires annual base rental payments of $456,000, payable monthly, and percentage rental payments equal to 2% of the net revenues of the facility, payable quarterly. The Company leases office space for various other purposes over terms ranging from one to five years. Rent expense related to noncancellable operating leases amounted to $2,837,000, $3,269,000 and $2,718,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

     Future minimum lease payments required under noncancellable operating leases as of June 30, 1997 are as follows: 1998 -- $4,088,000; 1999 --
$3,409,000; 2000 -- $2,503,000; 2001 -- $2,195,000;  2002  -- $2,080,000; and
thereafter -- $13,220,000.

     In August 1997, the Company leased its Meadowlake facility in Oklahoma to an independent healthcare provider for an initial term of three years, with four three-year renewal options. Lease payments during the initial term total $360,000 per year and at each renewal option are subject to adjustment based on the change in the consumer price index during the preceding lease period. In accordance with the terms of the lease agreement, the tenant is responsible for all costs of ownership, including taxes, insurance, maintenance and repairs. In addition, the tenant has the option to purchase the facility at any time during the initial term for $3,000,000, less $15,417 for each month of occupancy. Subsequent to the initial term, the tenant has the option to purchase the facility at any time for $2,500,000. The book value of the facility was $2,554,000 on June 30, 1997 which, based on the purchased option included in the lease, approximates market value.

7.   STOCKHOLDERS' EQUITY
     --------------------

     The Certificate of Incorporation of the Company, as amended, authorizes the issuance of 20,000,000 shares of Common Stock, $.01 par value, 800,000 shares of Class A Preferred Stock, $1.00 par value, and 1,000,000 shares of Class B Preferred Stock, $1.00 par value, of which 333,333 shares have been designated as Class B Preferred Stock, Series 1987, $1.00 par value, 152,321 shares have been designated as Series C Preferred Stock, $1.00 par value, 100,000 shares have been designated as Series 1996 Preferred Stock, $1.00 par value, 100,000 shares have been designated as Series 1997 Preferred Stock, $1.00 par value and 4,000 shares have been designated as Series 1997-A Preferred Stock (see Note 5).

     Outstanding capital stock at June 30, 1997 included 11,150,919 shares of Common Stock, of which 581,550 shares are held in treasury, 142,486 shares of Series C Preferred Stock and 100,000 shares of Series 1996 Preferred Stock. The shares of Series C Preferred Stock were issued in June 1993 in connection with a recapitalization of the interests of Paul J. Ramsay, the Company's chairman.
The shares

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

are entitled to cumulative dividends at a rate of 5% per annum ($362,200 per year, $2.54 per preferred share) and to a liquidation preference of $50.84 per share under certain circumstances. The shares are convertible into that number of fully paid and nonassessable shares of Common Stock that results from dividing the conversion price in effect at conversion into $50.84 and multiplying the quotient obtained by the number of shares of Series C Preferred Stock being converted. The current conversion price is $5.084 per share and, as a result, the Series C Preferred Stock are convertible into 1,424,860 shares of Common Stock. Each share of Series C Preferred Stock is entitled to ten (10) votes on all matters put to a vote of the shareholders of the Company and otherwise has voting rights and powers equal to the voting rights and powers of the Common Stock.

     The shares of Series 1996 Preferred Stock were issued to Ramsay Hospitals in June 1997 in connection with the merger of RMCI. The shares are entitled to cumulative dividends at a rate of 5% per annum ($150,000 per year, $1.50 per preferred share) and to a liquidation preference of $30.00 per share under certain circumstances. The shares are convertible into that number of fully paid and nonassessable shares of Common Stock that results from dividing the conversion price in effect at conversion into $30.00 and multiplying the quotient obtained by the number of shares of Series 1996 Preferred Stock being converted. The current conversion price is $3.00 per share and, as a result, the Series 1996 Preferred Stock are convertible into 1,000,000 shares of Common Stock. Each share of Series 1996 Preferred Stock is entitled to ten (10) votes on all matters put to a vote of the shareholders of the Company and otherwise has voting rights and powers equal to the voting rights and powers of the Common Stock.

     In connection with the refinancing of the Company's debt on September 30, 1997, dividends on the Series C Preferred Stock and the Series 1996 Preferred Stock become payable provided a) the Company's EBITDA (as defined in the agreement) for its fiscal year ending June 30, 1998 is equal to or greater than $16,500,000, b) the Company has availability under the Revolver in excess of $4,000,000 at that time, c) the financial institution syndicates a portion of the Revolver and d) the Bridge Facility is refinanced as described in Note 5.

     The Company's Board of Directors has adopted a Stockholders Rights Plan, under which the Company distributed a dividend of one common share purchase right for each outstanding share of the Company's Common Stock (calculated as if all outstanding shares of Series C Preferred Stock were converted into shares of Common Stock). Each right becomes exercisable upon the occurrence of certain events for a number of shares of the Company's Common Stock having a market price totaling $24 (subject to certain anti-dilution adjustments which may occur in the future). The rights currently are not exercisable and will be exercisable only if a new person acquires 20% or more (25% or more in the case of certain persons, including investment companies and investment advisors) of the Company's Common Stock or announces a tender offer resulting in ownership of 20% or more of the Company's Common Stock. The rights, which expire on August 14, 2005, are redeemable in whole or in part at the Company's option at any time before a 20% or greater position has been acquired, for a price of $.01 per right.

8.  OPTIONS AND WARRANTS
------------------------

     On September 10, 1996, the Company entered into an Exchange Agreement whereby Mr. Ramsay exchanged 476,070 options with an exercise price of $2.50 per share (pursuant to the repricing opportunity discussed below), for warrants to purchase an aggregate of 500,000 shares of Common Stock at $2.75 per share. The warrants, which expire in June 2003, are not exercisable until the closing price of the Common Stock, as quoted on the NASDAQ National Market System, equals or exceeds $7.00 per share for at least 15 trading days, which need not be consecutive, subsequent to September 10, 1996. Most of the options exchanged were originally granted under the Company's 1991 Stock Option Plan.

     As part of the Company's senior and subordinated notes (which were refinanced on September 30, 1997), the Company issued warrants to Aetna Life Insurance Company and Monumental Life Insurance Company. As of June 30, 1997, these warrants entitle their holders to purchase an aggregate of 202,165 shares of the Company's Common Stock at $4.44 per share. These warrants are exercisable on or before March 31, 2000.

                     RAMSAY HEALTH CARE, INC. SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The Company has additional warrants outstanding to purchase an aggregate of 213,000 shares of the Company's Common Stock (133,000 of which are owned by corporate affiliates of Paul J. Ramsay). These warrants were issued in exchange for warrants to purchase common stock of RMCI, and became warrants of the Company as part of the merger with RMCI.

     The Company's Stock Option Plans provide for options to various key employees and non-employee directors to purchase shares of Common Stock at no less than the fair market value of the stock on the date of grant. Options granted become exercisable in varying increments including (a) 100% one year after the date of grant, (b) 50% each year beginning one year after the date of grant (c) 33% each year beginning on the date of grant and (d) 33% each year beginning one year from the date of grant. Options issued to employees and directors are subject to anti-dilution adjustments and generally expire the earlier of 10 years after the date of grant or 60 days after the employee's termination date or the director's resignation. The weighted average remaining contractual life of all outstanding options at June 30, 1997 is approximately seven years.

     In connection with a repricing opportunity authorized by the Company's Board of Directors on November 10, 1995, approximately 1,500,000 options (of which approximately 440,000 are still outstanding at June 30, 1997) were voluntarily repriced by the optionholders. Under this repricing opportunity, the exercise prices of the holders' outstanding options were reduced to $2.50 per share, the closing price for the Common Stock on the NASDAQ National Market System on November 10, 1995. In addition, the Company granted an additional 690,000 options in fiscal 1997 (including former RMCI options which became options to purchase an aggregate of 314,000 shares of the Company's Common Stock on the date of the merger). These options, along with the options repriced on November 10, 1995, are not exercisable until the closing price of the Common Stock, as quoted on the NASDAQ National Market System, equals or exceeds $7.00 per share for at least 15 trading days, which need not be consecutive. As of June 30, 1997, none of these options is exercisable.

     The Company has frozen its 1990 Stock Option Plan, and authorized 1,516,924, 396,930, 500,000 and 500,000 shares under its 1991, 1993, 1995 and
1996 Stock Option Plans, respectively. At June 30, 1997, 177,669 shares were available for issuance under these Plans.

     In connection with the merger of RMCI, the Company succeeded to RMCI's Stock Option Plans, which authorize an aggregate of 500,000 shares of Common
Stock.   At June 30, 1997, 185,586 shares were available for issuance under the
RMCI Plans.

     Summarized information regarding the Company's Stock Option Plans is as follows:

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Options exercisable based solely on employees rendering additional service:

                                                                    Weighted
                                            Number                  Average
                                              of         Option     Exercise
                                            Shares        Price      Price
                                        ------------------------------------
Options outstanding at July 1, 1994        1,675,672   $5.00-$7.88
     Granted                                  65,000   $6.88-$7.88
     Exercised                               (74,166)  $5.00-$5.31
     Canceled                               (219,935)  $4.01-$7.88
     Effect of Distribution of               378,826
      Subsidiary                          ----------

Options outstanding at June 30, 1995       1,825,397
     Granted                                 430,608   $2.50-$4.01
     Exercised                                (3,000)  $      3.38
     Modified/Canceled                    (1,630,959)  $2.50-$7.88
                                          ----------

Options outstanding at June 30, 1996         622,046   $2.50-$6.31     $3.72
     Granted                               1,432,500   $2.44-$2.75     $2.72
     Exercised                                   ---
     Canceled                                (43,689)  $2.50-$4.25     $3.18
                                          ----------

Options outstanding at June 30, 1997       2,010,857   $2.44-$6.31     $3.02
                                          ==========

Exercisable at June 30, 1997                 484,008
                                          ==========

Exercisable at June 30, 1996                 302,148
                                          ==========

Exercisable at June 30, 1995               1,394,688
                                          ==========

Weighted average fair value of options                                 $1.07
 granted during fiscal 1997                                         ========


Options not exercisable until the closing price for the Common Stock as quoted on the NASDAQ National Market System equals or exceeds $7.00 per share for at least 15 trading days:

                                                                   Weighted
                                            Number                 Average
                                              of        Option     Exercise
                                            Shares       Price      Price
                                        -----------------------------------
Options outstanding at June 30, 1995            ---
     Granted                              1,430,582   $      2.50
     Exercised                                  ---
     Canceled                                   ---
                                          ---------

Options outstanding at June 30, 1996      1,430,582   $      2.50     $2.50
     Granted                                375,851   $      2.75     $2.75
     Exchanged in connection with RMCI
      merger                                314,414   $      3.00     $3.00
     Exercised                                  ---
     Canceled                              (990,940)  $      2.50     $2.50
                                          ---------

Options outstanding at June 30, 1997      1,129,907   $2.50-$3.00     $2.72
                                          =========

Exercisable at June 30, 1997                    ---
                                          =========

Weighted average fair value of options                                $1.14
 granted during fiscal 1997                                           =====


                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Shares of common stock reserved for future issuance at June 30, 1997 are as follows:

Options........................  3,140,764
Warrants.......................  1,165,498
Conversion of Preferred Stock..  2,424,860
                                 ---------
                                 6,731,122
                                 =========

   Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6%; dividend yields of 0%; volatility factors of the expected market price of the Company's Common Stock of .506; and a weighted-average expected life of the options based on the vesting period of the options (ranging from one to three years).

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of compensation expense from stock option awards on pro forma net income reflects only the vesting of fiscal year ended 1996 awards in 1996 and the vesting of fiscal year ended 1997 and 1996 awards in 1997, in accordance with SFAS No. 123. Because compensation expense associated with a stock option award is recognized over the vesting period, the initial impact of applying SFAS No. 123 may not be indicative of compensation expense in future years, when the effect of the amortization of multiple awards will be reflected in pro forma net income. The Company's pro forma information follows:

                                             YEAR ENDED JUNE 30
                                         ---------------------------
                                            1997           1996
                                         -----------  --------------
Pro forma net income (loss)               $2,713,000   $(16,798,000)
                                          ==========   ============
Pro forma net income (loss) per share     $     0.22   $      (2.12)
                                          ==========   ============

9.  INCOME TAXES
--  ------------

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                           JUNE 30
                                                        -------------
                                              1997          1996            1995
                                          ------------  -------------  --------------
Deferred tax liabilities:
 Book basis of fixed assets over tax
  basis.................................  $ 2,068,000    $ 2,710,000    $  4,023,000
 Change in tax accounting methods.......          ---            ---         685,000
 Economic performance...................       72,000        237,000         316,000
 Specifically identifiable intangibles..      661,000            ---             ---
 Other..................................    1,402,000            ---             ---
                                          -----------    -----------    ------------
     Total deferred tax liabilities.....    4,203,000      2,947,000       5,024,000
Deferred tax assets:
 Allowance for doubtful accounts........    1,269,000      1,211,000         609,000
 General and professional liability
  insurance.............................      778,000        899,000         635,000
 Accrued employee benefits..............      874,000        374,000         417,000
 Investment in nonconsolidated
  subsidiaries..........................    1,320,000      1,644,000       1,401,000
 Impairment of investment...............      597,000        677,000         568,000
 Other accrued liabilities..............    2,782,000      2,280,000             ---
 Other..................................       43,000      1,307,000         356,000
 Net operating loss carryovers..........   10,187,000      8,962,000       8,146,000
 Alternative minimum tax credit
  carryovers............................    1,138,000      1,544,000       1,544,000
                                          -----------    -----------    ------------
     Total deferred tax assets..........   18,988,000     18,898,000      13,676,000

Valuation allowance for deferred tax
 assets.................................   (5,374,000)    (4,412,000)            ---
                                          -----------    -----------    ------------
     Deferred tax assets, net of
      valuation allowance...............   13,614,000     14,486,000      13,676,000
                                          -----------    -----------    ------------
     Net deferred tax assets............  $ 9,411,000    $11,539,000    $  8,652,000
                                          ===========    ===========    ============

     The provision (benefit) for income taxes consists of the following:


                                                    YEAR ENDED JUNE 30
                                                    ------------------
                                             1997           1996            1995
                                          -----------    -----------    ------------
Income taxes currently payable:
    Federal........                       $   204,000    $      ---     $       ---
    State..........                           300,000            ---         183,000

Deferred income taxes:
    Federal........                         1,039,000     (2,577,000)    (12,154,000)
    State..........                           183,000       (310,000)     (1,430,000)
                                          -----------    -----------    ------------
                                          $ 1,726,000    $(2,887,000)   $(13,401,000)
                                          ===========    ===========    ============

     The provision (benefit) for income taxes is reported in the consolidated statements of operations as follows:

                                                      YEAR ENDED JUNE 30
                                          ------------------------------------------
                                             1997          1996            1995
                                          -----------  -------------  --------------
Provision (benefit) for income taxes....   $1,726,000   $(2,887,000)   $(13,195,000)
Income tax benefit from loss on early
 extinguishment of debt.................          ---           ---        (206,000)
                                           ----------   -----------    ------------
                                           $1,726,000   $(2,887,000)   $(13,401,000)
                                           ==========   ===========    ============

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The provision (benefit) for income taxes included in the consolidated statements of operations differs from amounts computed by applying the statutory rate to income (loss) before income taxes, as follows:

                                                       YEAR ENDED JUNE 30
                                          --------------------------------------------
                                              1997           1996            1995
                                          ------------  --------------  --------------
Income (loss) before income taxes,
 extraordinary items and cumulative
 effect of accounting change............   $5,004,000    $(19,368,000)   $(30,240,000)
Federal statutory income tax rate.......           34%             34%             34%
                                           ----------    ------------    ------------
                                            1,726,000      (6,585,000)    (10,282,000)
Benefit of net operating loss recognized     (428,000)            ---      (2,503,000)
Increase in valuation allowance.........      962,000       4,412,000             ---
Write-off of cost in excess of net
 asset value of purchased businesses....          ---             ---         956,000
Income tax benefit from loss on early
 extinguishment of debt.................          ---             ---        (206,000)
State income taxes......................     (183,000)       (310,000)     (1,247,000)
Other...................................     (351,000)       (404,000)       (119,000)
                                           ----------    ------------    ------------
                                           $1,726,000    $ (2,887,000)   $(13,401,000)
                                           ==========    ============    ============

     The Company has net deferred tax assets of $9,411,000 and $11,539,000 at June 30, 1997 and 1996, respectively. In evaluating the reliability of its deferred tax assets and the need for a valuation allowance, management has considered the effects of implementing tax planning strategies, consisting of the sales of certain appreciated property. The Company's valuation allowance related to deferred tax assets was increased from $4,412,000 at June 30, 1996, to $5,374,000 at June 30, 1997 primarily as a result of deferred tax assets acquired in connection with the merger of RMCI which are not considered realizable.

     At June 30, 1997, net operating loss carryovers of approximately $26,800,000 (of which approximately $14,300,000 expires from 2001 to 2002, $5,700,000 expires in 2010 and $6,800,000 expires from 2011 to 2012) and alternative minimum tax credit carryovers of approximately $1,140,000 are available to reduce future federal income taxes, subject to certain annual limitations.

10.  REIMBURSEMENT FROM THIRD-PARTY CONTRACTUAL AGENCIES

     The Company records amounts due to or from third-party contractual agencies based on its best estimates of amounts to be ultimately received or paid under cost reports filed with the appropriate intermediaries. Final determination of amounts earned under contractual reimbursement programs is subject to review and audit by these intermediaries. Differences between amounts recorded as estimated settlements and the audited amounts are reflected as adjustments to net revenues in the period the final determination is made. During fiscal 1995, the Company recorded contractual reimbursement benefits of approximately $1,500,000 and $1,000,000, respectively, related to intermediary audits of prior year cost reports. During fiscal 1996, the Company recorded contractual adjustment expenses of approximately $1,900,000 related to intermediary audits of prior year cost reports. As a result of this negative experience, the Company recorded reserves in the fourth quarter of fiscal 1996 totaling $3,500,000 related to possible future adjustments of its cost report estimates by intermediaries.

     During the year ended June 30, 1997, the Company received a favorable cash judgment totaling approximately $2,900,000, net of related costs, by the courts of the State of Missouri. In this matter, the courts ruled that the Company's facility in Nevada, Missouri had received insufficient reimbursement from the Missouri Department of Social Services for the provision of behavioral healthcare to Medicaid patients from 1990 to 1996.

     Management believes that adequate provision has been made for any adjustments that may result from future intermediary reviews and audits and is not aware of any claims, disputes or unsettled matters concerning third-party reimbursement that would have a material adverse effect on the Company's financial statements.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

     The Company derived approximately 65%, 70% and 54% of its net revenues from services provided to patients covered by various federal and state governmental programs in fiscal 1997, 1996 and 1995, respectively.

11.  SAVINGS PLAN
     ------------

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

     The Company did not contribute to the plan in 1997, 1996 or 1995.

12.  LITIGATION
     ----------

     The Company is party to certain claims, suits and complaints, whether arising from the acts or omissions of its employees, providers or others, which arise in the ordinary course of business. As both the number of patients served by the Company's programs and the number of providers under contract with the Company increase, the probability of the Company being subject to legal liability predicated on claims alleging malpractice or related legal theories also increases. The Company has established reserves for the estimated amounts which might be recovered from the Company as a result of all outstanding legal proceedings. In the opinion of management, the ultimate resolution of these pending legal proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

     In March 1997, a former executive vice president of the Company commenced arbitration and court proceedings against the Company in which he claims his employment was terminated by the Company and seeks damages of approximately $2,300,000. The Company believes the claims of this individual are without merit and intends to vigorously defend the proceedings.

     Prior to the merger with the Company, RMCI sold its subsidiary which, as a licensed HMO in Louisiana, Alabama and Mississippi, managed and provided prepaid healthcare services to its members. On September 29, 1997, RMCI received a demand for indemnification by the purchaser of this subsidiary in an amount totalling approximately $5,800,000. The demand alleges, among other things, that certain of the assets of the subsidiary were disallowed as admitted assets by the Alabama and Louisiana Departments of Insurance and that certain of the liabilities of the subsidiary were understated as of the date of the sale. The Company believes this demand is without merit and intends to vigorously defend any proceedings which may result from this matter.

     In connection with an earlier terminated transaction involving the possible sale of RMCI's former HMO subsidiary to a former possible purchaser, RMCI commenced an action against a former officer of the subsidiary and the former possible purchaser. The complaint a) alleges that all defendants tortiously and fraudulently interfered with RMCI's proposed sale of the subsidiary, b) alleges that the former officer breached his employment contract with RMCI and his fiduciary duties to all plaintiffs and c) seeks damages in an amount of no less than $3,000,000, plus punitive damages. The former officer has asserted a counterclaim which alleges that RMCI breached his employment contract by terminating him without cause and failed to pay him certain compensation allegedly owed pursuant to the employment contract. As a result, the counterclaim seeks damages of at least $325,000 and other remedies. In addition, the former possible purchaser of the subsidiary has asserted counterclaims against RMCI alleging fraud and breach of contract and seeking unspecified compensatory and punitive damages. Discovery in this litigation is ongoing. Following the merger, RMCI remains as a party to the foregoing actions. In addition, RMCI has agreed to indemnify the purchaser of the subsidiary against any liabilities, costs and expenses sustained by the purchaser arising out of such actions.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


13.  ALLOWANCE FOR DOUBTFUL ACCOUNTS
     -------------------------------

     Activity in the Company's allowance for doubtful accounts consists of the following:

                                                     YEAR ENDED JUNE 30
                                          ----------------------------------------
                                              1997          1996          1995
                                          ------------  ------------  ------------
Balance at beginning of  year...........  $ 4,573,000   $ 3,886,000   $ 3,925,000
Provision for doubtful accounts.........    5,688,000     5,805,000     5,086,000
Write-offs of uncollectible patient
 accounts receivable....................   (6,323,000)   (5,118,000)   (5,125,000)
Allowance recorded in connection with
 the acquisition of RMCI................      448,000           ---           ---
                                          -----------   -----------   -----------
Balance at end of year..................  $ 4,386,000   $ 4,573,000   $ 3,886,000
                                          ===========   ===========   ===========

14.  SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------

     The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

                                                   YEAR ENDED JUNE 30
                                          -------------------------------------
                                             1997         1996         1995
                                          -----------  -----------  -----------
Distribution of subsidiary to
 stockholders...........................  $       ---  $       ---   $  904,000
Receivable from subsidiary distributed
 to stockholders........................          ---          ---    7,600,000
Merger with RMCI:
 Cost in excess of net asset value of
  purchased businesses..................   18,048,000          ---          ---
 Other intangible assets................    4,740,000          ---          ---
 Issuance of Common Stock...............    6,408,000          ---          ---
 Issuance of Series 1996 Preferred Stock    3,000,000          ---          ---
 Noncurrent liabilities.................      750,000          ---          ---
Issuance of stock in lieu of cash
 payment for management and directors'
 fees...................................      922,000      600,000          ---

Cash paid during the year for:
 Interest  (net of amount capitalized)..  $ 4,663,000   $5,260,000   $6,518,000
 Income taxes...........................      129,000      249,000    1,231,000

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

15.  QUARTERLY RESULTS OF OPERATIONS AND OTHER SUPPLEMENTAL INFORMATION
     ------------------------------------------------------------------
     (UNAUDITED)
     -----------

Following is a summary of the Company's quarterly results of operations for the years ended June 30, 1997 and 1996.

                                                               QUARTER ENDED
                                                               -------------
                1997                      SEPTEMBER 30    DECEMBER 31     MARCH 31     JUNE 30(2)
                ----                      ------------    -----------   -----------  ------------
Net revenues............................   $31,535,000    $35,072,000   $31,801,000  $ 38,311,000
Income before income taxes..............       148,000      3,064,000     1,083,000       709,000
Net income..............................       148,000      1,843,000       672,000       615,000

Income per common and dilutive common
-------------------------------------
equivalent share(1)
-------------------

Primary:
   Income per common share..............   $      0.01    $      0.19   $      0.06  $       0.06
                                           ===========    ===========   ===========  ============
Fully diluted:
   Income per common share..............   $      0.01    $      0.19   $      0.06  $       0.06
                                           ===========    ===========   ===========  ============

                1996
                ----
Net revenues............................   $29,129,000    $31,815,000   $31,888,000  $ 24,591,000
Income (loss) before income taxes.......      (631,000)     1,336,000     1,040,000   (21,113,000)
Net income (loss).......................      (391,000)       835,000       638,000   (17,563,000)

Income (loss) per common and dilutive
-------------------------------------
common equivalent share(1)
--------------------------
Primary:
   Income (loss) per common share.......   $     (0.06)   $      0.09   $      0.07  $      (2.23)
                                           ===========    ===========   ===========  ============
Fully diluted:
   Income (loss) per common share.......   $     (0.06)   $      0.09   $      0.07  $      (2.23)
                                           ===========    ===========   ===========  ============

(1) The quarterly earnings per share amounts may not equal the annual amounts due to changes in the average common and dilutive common equivalent shares outstanding during the year.
(2) As further described in Note 5, in the fourth quarter of fiscal 1997, the Company recorded net revenues related to a derivative transaction of approximately $1.28 million and wrote-off approximately $0.6 million of costs related to a contemplated refinancing. As further described in
     Note 4, in the fourth quarter of fiscal 1996, the Company recorded asset impairment charges primarily related to the application of the principles of FASB Statement No. 121 of $5.5 million ($4.7 million after estimated income tax benefit).

     As further described in Notes 4 and 10, in the fourth quarter of fiscal 1996, the Company recorded losses related to asset sales and closed businesses of approximately $4.5 million ($3.8 million after estimated income tax benefit) and contractual adjustment expenses related to cost report settlements/reserves of approximately $7 million ($6 million after estimated income tax benefit). Also, the Company recorded additional asset writedowns/reserves of approximately $2.9 million ($2.4 million after estimated income tax benefit) in the fourth quarter of fiscal 1996.

                               INDEX OF EXHIBITS


                                                                                                   Page
                                                                                                  Number
                                                                                              --------------
 2.1    Recapitalization Agreement dated as of June 30, 1993 by and among the Company,
        Ramsay Holdings HSA Limited and Paul Ramsay Holdings Pty. Limited (incorporated by reference to Exhibit 2.2 to the Company's Annual Report on Form 10-K for the year
        ended June 30, 1994)................................................................        --

 2.2    Agreement of sale and purchase dated April 12,1995 by and between Mesa Psychiatric
        Hospital, Inc. and Capstone Capital Corporation (incorporated by reference to
        Exhibit 2.7 to the Company's Annual Report on Form 10-K for the year ended June 30,
        1995).  Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy
        of the Schedules and Exhibits to such Agreement to the Commission upon request......        --

 2.3    Agreement of sale and purchase dated April 12, 1995 by and between RHCI San
        Antonio, Inc. and Capstone Capital Corporation (incorporated by reference to
        Exhibit 2.8 to the Company's Annual Report on Form 10-K for the year ended June 30,
        1995).  Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy
        of the Schedules and Exhibits to such Agreement to the Commission upon request......        --

 2.4    Agreement and Plan of Merger dated as of October 1, 1996 among Ramsay Managed Care,
        Inc., the Company and RHCI Acquisition Corp. (incorporated by reference to Exhibit
        2 to the Company's Current Report on Form 8-K dated October 2, 1996).  Pursuant to
        Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Disclosure
        Schedules to such Agreement to the Commission upon request..........................

 2.5    Agreement and Plan of Merger dated as of July 1, 1997 among Summa Healthcare Group,
        Inc., the Company and Ramsay Acquisition Corporation................................        --

 3.1    Restated Certificate of Incorporation of  the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year
        ended June 30, 1990)................................................................        --

 3.2    Certificate of Amendment of Restated Certificate of Incorporation of the Company
        filed on April 17, 1991 (incorporated by reference to Exhibit 3.2 to the Company's
        Registration Statement on Form S-2, Registration No. 33-40762)......................         --

 3.3    Certificate of Correction to Certificate of Amendment of Restated Certificate of
        Incorporation of the Company filed on April 18, 1991 (incorporated by reference to
        Exhibit 3.3 to the Company's Registration Statement on Form S-2, Registration No.
        33-40762)...........................................................................         --

 3.4    By-Laws of the Company, as amended to date (incorporated by reference to Exhibit
        3.4 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994)...         --

 3.5    Certificate of Designation of Preferred Stock of the Company filed on June 27, 1991
        (incorporated by reference to Exhibit 3.5 to the Company's Registration Statement
        on Form S-2, Registration No. 33-40762).............................................         --

 3.6    Certificate of Designation of Preferred Stock of the Company filed on July 9, 1991
        (incorporated by reference to Exhibit 3.6 to the Company's Registration Statement
        on Form S-2, Registration No. 33-40762).............................................         --


3.7     Certificate of Designation of Preferred Stock of the Company filed on June 29, 1993
        (incorporated by reference to Exhibit 3.7 to the Company's Annual Report on Form
        10-K for the year ended June 30, 1994)................................................          --

 3.8    Certificate of Designation of Preferred Stock of the Company with respect to its
        Class B Preferred Stock, Series 1996 filed on March 13, 1997...........................

 3.9    Certificate of Designation of Preferred Stock of the Company with respect to its
        Class B Preferred Stock, Series 1997 filed on September 30, 1997......................

 3.10   Certificate of Designation of Preferred Stock of the Company with respect to its
        Class B Preferred Stock, Series 1997-A filed on September 30, 1997....................

 3.11   Preferred Stock Purchase Agreement dated as of September 30, 1997 between the
        Company and General Electric Capital Corporation......................................

 3.12   Preferred Stock Purchase Agreement dated as of September 30, 1997 between the
        Company and Paul Ramsay Holdings Pty. Limited.........................................

 3.13   Common Stock Purchase Agreement dated as of September 30, 1997 between the Company and Paul Ramsay Holdings Pty. Limited.................................................

 4.1    Trust Indenture dated as of March 31, 1990, between the Company, Bountiful
        Psychiatric Hospital, Inc., Cumberland Mental Health, Inc., East Carolina
        Psychiatric Services Corporation, Havenwyck Hospital, Inc., Mesa Psychiatric
        Hospital, Inc., Psychiatric Institute of West Virginia, Inc., and The Citizens and
        Southern National Bank and Susan L. Adams (incorporated by reference to Exhibit 4.1
        to the Company's Annual Report on Form 10-K for the year ended June 30, 1990).........          --

 4.2    First Supplemental Trust Indenture dated as of June 15, 1991 between the Company,
        Bountiful Psychiatric Hospital, Inc., Cumberland Mental Health, Inc., East Carolina
        Psychiatric Services Corporation, Havenwyck  Hospital, Inc., Mesa Psychiatric
        Hospital, Inc. and Psychiatric Hospital of West Virginia, Inc. and The Citizens and
        Southern National Bank, a national banking association, and an individual trustee, as Trustees (incorporated by reference to Exhibit 4.4 to the Company's Registration
        Statement on Form S-2, Registration No. 33-40762).....................................          --

 4.3    Second Supplemental Trust Indenture dated as of May 15, 1993 between the Company,
        Bountiful Psychiatric Hospital, Inc., Cumberland Mental Health, Inc., East Carolina
        Psychiatric Services Corporation, Havenwyck Hospital, Inc., Mesa Psychiatric
        Hospital, Inc. and Psychiatric Hospital of West Virginia, Inc., and NationsBank of
        Georgia, National Association, and Susan L. Adams (incorporated by reference to
        Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended June 30,
        1994).................................................................................          --

 4.4    Third Supplemental Trust Indenture dated as of April 12, 1995 between the Company,
        Bountiful Psychiatric Hospital, Inc., Cumberland Mental Health, Inc., East Carolina
        Psychiatric Services Corporation, Havenwyck Hospital, Inc., Mesa Psychiatric
        Hospital, Inc. and Psychiatric Hospital of West Virginia, Inc., and NationsBank of
        Georgia, National Association, and Elizabeth Talley, as Trustee (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year
        ended June 30, 1996)..................................................................          --

4.5     Fourth Supplemental Trust Indenture dated as of September 15, 1995 between the
        Company, Bountiful Psychiatric Hospital, Inc., Cumberland Mental Health, Inc., East
        Carolina Psychiatric Services Corporation, Havenwyck Hospital, Inc., Mesa
        Psychiatric Hospital, Inc. and Psychiatric Institute of West Virginia, Inc. and
        NationsBank of Georgia, National Association, and Elizabeth Talley, as Trustee
        (incorporated by reference to Exhibit 10.100 to the Company's Quarterly Report on
        Form 10-Q for the quarter ended September 30, 1995)...................................          --

4.6     Fifth Supplemental Trust Indenture dated as of June 1, 1997 between the Company,
        Bountiful Psychiatric Hospital, Inc., Cumberland Mental Health, Inc., East Carolina
        Psychiatric Services Corporation, Havenwyck Hospital, Inc. and Psychiatric
        Institute of West Virginia, Inc. and The Bank of New York  and Thomas Zakrzewski,
        as Trustees...........................................................................

4.7     Subsidiary Borrower Note of Atlantic Treatment Center, Inc. dated May 21, 1993 in the principal amount of $4,607,945 payable to the order of Societe Generale, New
        York Branch (incorporated by reference to Exhibit 4.5 to the Company's Annual
        Report on Form 10-K for the year ended June 30, 1994).................................          --

4.8     Subsidiary Borrower Note of Carolina Treatment Center, Inc. dated May 21, 1993 in the principal amount of $5,030,000 payable to the order of Societe Generale, New
        York Branch (substantially identical to Exhibit 4.7)..................................          --

4.9     Subsidiary Borrower Note of Greenbrier Hospital, Inc. dated May 21, 1993 in the principal amount of $5,973,125 payable to the order of Societe Generale, New York
        Branch (substantially identical to Exhibit 4.7).......................................          --

4.10    Subsidiary Borrower Note of Gulf Coast Treatment Center, Inc. dated May 21, 1993 in the principal amount of $4,392,500 payable to the order of Societe Generale, New
        York Branch (substantially identical to Exhibit 4.7)..................................          --

4.11    Subsidiary Borrower Note of Houma Psychiatric Hospital, Inc. dated May 21, 1993 in the principal amount of $3,979,589 payable to the order of Societe Generale, New
        York Branch (substantially identical to Exhibit 4.7)..................................          --

4.12    Subsidiary Borrower Note of HSA of Oklahoma, Inc. dated May 21, 1993 in the principal amount of $3,445,562 payable to the order of  Societe Generale, New York
        Branch (substantially identical to Exhibit 4.7).......................................          --

10.1    Note Purchase Agreement dated as of March 31, 1990, among the Company, Bountiful
        Psychiatric Hospital, Inc., Cumberland Mental Health, Inc., East Carolina
        Psychiatric Services Corporation, Havenwyck Hospital, Inc., Mesa Psychiatric
        Hospital, Inc., Psychiatric Institute of West Virginia, Inc., and Aetna Life
        Insurance Company regarding the purchase by Aetna Life Insurance Company of
        $26,000,000 principal amount of 11.6% Senior Secured Notes, $1,000,000 principal amount of 15.6% Subordinated Secured Notes and Warrants to Purchase Common Stock of
        the Company (incorporated by reference to Exhibit 10.2 to the Company's Annual
        Report on Form 10-K for the year ended June 30, 1990).................................          --

10.2    Note Purchase Agreement pursuant to which Monumental Life Insurance Company purchased $15,500,000 principal amount of 11.6% Senior Secured Notes, $2,000,000 principal amount of 15.6% Subordinated Secured Notes and Warrants to Purchase
        Common Stock of the Company (substantially identical to Exhibit 10.1).................          --


 10.3   Note Purchase Agreement pursuant to which Connecticut Mutual Life Insurance Company purchased $15,000,000 principal amount of 11.6% Senior Secured Notes (substantially
        identical to Exhibit 10.1)............................................................            --

 10.4   Pledge and Security Agreement between Bountiful Psychiatric Hospital, Inc. and The
        Citizens and Southern National Bank (incorporated by reference to Exhibit 10.4 to
        the Company's Annual Report on Form 10-K for the year ended June 30, 1996)                        --

 10.5   Pledge and Security Agreement dated as of March 31, 1990 between the Company and The Citizens and Southern National Bank (substantially identical to Exhibit
        10.4).................................................................................            --

 10.6   Pledge and Security Agreement between Michigan Psychiatric Services, Inc. and The
        Citizens and Southern National Bank (substantially identical to Exhibit 10.4).........            --

 10.7   Pledge and Security Agreement between Americare of Galax, Inc. and The Citizens and
        Southern National Bank (substantially identical to Exhibit 10.4)......................            --

 10.8   Deed of Trust, Security Agreement, and Financing Statement dated as of March 31,
        1990 from Bountiful Psychiatric Hospital, Inc. to Merrill Title Company for the
        benefit of The Citizens and Southern National Bank and Susan L. Adams covering certain property in Woods Cross, Utah (incorporated by reference to Exhibit 10.10
        to the Company's Annual Report on Form 10-K for the year ended June 30, 1990).........            --

 10.9   Deed of Trust and Security Agreement from Cumberland Mental Health, Inc. to First
        American Title Insurance Company for the benefit of The Citizens and Southern
        National Bank and Susan L. Adams covering certain property in Fayetteville, North
        Carolina (substantially identical to Exhibit 10.8)....................................            --

10.10   Deed of Trust and Security Agreement from East Carolina Psychiatric Services
        Corporation to First American Title Insurance Company for the benefit of The
        Citizens and Southern National Bank and Susan L. Adams covering certain property in
        Jacksonville, North Carolina (substantially identical to Exhibit 10.8).................           --

10.11   Mortgage and Security Agreement dated as of March 31, 1990 from Havenwyck Hospital,
        Inc. to The Citizens and Southern National Bank and Susan L. Adams covering certain property in Auburn Hills, Michigan (incorporated by reference to Exhibit 10.12 to
        the Company's Annual Report on Form 10-K for the year ended June 30, 1990)............            --

10.12   Leasehold Deed of Trust, Assignment of Rents and Security Agreement with Financing
        Statement dated as of March 31, 1990 from Mesa Psychiatric Hospital, Inc. to
        Transamerica Title Insurance Company for the benefit of The Citizens and Southern
        National Bank and Susan L. Adams covering certain property in Mesa, Arizona
        (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form
        10-K for the year ended June 30, 1990)................................................            --

10.13   Leasehold Deed of Trust and Security Agreement from Psychiatric Institute of West
        Virginia, Inc. to J. Nicholas Barth, Esq., for the benefit of The Citizens and
        Southern National Bank and Susan L. Adams covering certain property in Morgantown,
        West Virginia (substantially identical to Exhibit 10.12)..............................            --

10.14   Obligor Subrogation and Contribution Agreement dated as of April 30, 1990 among The
        Citizens and Southern National Bank, Susan L. Adams, the Company, Bountiful
        Psychiatric Hospital, Inc., Cumberland Mental Health, Inc., East Carolina
        Psychiatric Services Corporation, Havenwyck Hospital, Inc., Mesa Psychiatric
        Hospital, Inc., and Psychiatric Institute of West Virginia, Inc. (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year
        ended June 30, 1990)................................................................              --

10.15   Credit Agreement dated as of May 15, 1993 among the Company and certain of its subsidiaries named therein, Societe Generale, New York Branch, First Union National
        Bank of North Carolina and Hibernia National Bank, as lenders, and Societe
        Generale, as issuing bank and agent (incorporated by reference to Exhibit 10.16 to
        the Company's Annual Report on Form 10-K for the year ended June 30, 1994)..........              --

10.16   Second Amendment to Credit Agreement dated as of September 15, 1995 among the
        Company and certain of its subsidiaries named therein, Societe Generale, New York
        Branch, First Union National Bank of North Carolina and Hibernia National Bank, as
        lenders, and Societe Generale, as issuing bank and agent (incorporated by reference to Exhibit 10.99 to the Company's Quarterly Report on Form 10-Q for the quarter
        ended September 30, 1995............................................................              --

10.17   Third Amendment to Credit Agreement dated as of August 15, 1996 among the Company and certain subsidiaries named therein, Societe Generale, New York Branch, First
        Union National Bank of North Carolina and Hibernia National Bank, as lenders, and
        Societe Generale, as issuing bank and agent (incorporated by reference to Exhibit
        10.93 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996..              --

10.18   Fourth Amendment to Credit Agreement, First Amendment to Waiver, Consent to Merger
        and Extension Agreement dated as of May 15, 1997 among the Company and certain subsidiaries named therein, Societe Generale, New York Branch, First Union National
        Bank of North Carolina and Hibernia National Bank, as lenders, and Societe
        Generale, as issuing bank and agent.................................................

10.19   Fifth Amendment to Credit Agreement, Amendment to Fourth Amendment and Amendment to
        Waiver dated as of June 4, 1997 among the Company and certain subsidiaries named therein, Societe Generale, New York Branch, First Union National Bank of North
        Carolina and Hibernia National Bank, as lenders, and Societe Generale, as issuing bank and agent......................................................................

10.20   Security Agreement dated as of May 15, 1993 by Atlantic Treatment Center, Inc. in
        favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above, and covering certain property in Daytona Beach, Florida (incorporated by reference to Exhibit 10.17 to
        the Company's Annual Report on Form 10-K for the year ended June 30, 1994)..........              --

10.21   Security Agreement dated as of May 15, 1993 by Carolina Treatment Center, Inc. in
        favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (substantially identical
        to Exhibit 10.20)...................................................................              --

10.22   Security Agreement dated as of  May 15, 1993 by Great Plains Hospital, Inc., in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (substantially identical
        to Exhibit 10.20)...................................................................              --


10.23   Security Agreement dated as of May 15, 1993 by Greenbrier Hospital, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain
        Credit Agreement described in Exhibit 10.15 above (substantially identical to
        Exhibit 10.20)........................................................................            --

10.24   Security Agreement dated as of May 15, 1993 by Gulf Coast Treatment Center, Inc. in
        favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (substantially identical
        to Exhibit 10.20).....................................................................            --

10.25   Security Agreement dated as of May 15, 1993 by Houma Psychiatric Hospital, Inc. in
        favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (substantially identical
        to Exhibit 10.20).....................................................................            --

10.26   Security Agreement dated as of May 15, 1993 by HSA of Oklahoma, Inc. in favor of
        Societe Generale, as agent for the lenders which are parties to that certain Credit
        Agreement described in Exhibit 10.15 above (substantially identical to Exhibit
        10.20)................................................................................            --

10.27   Security Agreement dated as of May 15, 1993 by The Haven Hospital, Inc. in favor of
        Societe Generale, as agent for the lenders which are parties to that certain Credit
        Agreement described in Exhibit 10.15 above (substantially identical to Exhibit
        10.20)................................................................................            --

10.28   Security Agreement dated as of May 15, 1993 by the Company in favor of Societe
        Generale, as agent for the lenders which are parties to that certain Credit
        Agreement described in Exhibit 10.15 above (substantially identical to Exhibit
        10.20)................................................................................            --

10.29   Accounts Receivable Security Agreement dated as of May 15, 1993 by Americare of
        Galax, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above
        (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form
        10-K for the year ended June 30, 1994)................................................            --

10.30   Accounts Receivable Security Agreement dated as of May 15, 1993 by Bountiful
        Psychiatric Hospital, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above
        (substantially identical to Exhibit 10.29)............................................            --

10.31   Accounts Receivable Security Agreement dated as of May 15, 1993 by Cumberland
        Mental Health, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
        10.15 above (substantially identical to Exhibit 10.29)................................            --

10.32   Accounts Receivable Security Agreement dated as of May 15, 1993 by East Carolina
        Psychiatric Services Corporation in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described
        in Exhibit 10.15 above (substantially identical to Exhibit 10.29).....................            --

10.33   Accounts Receivable Security Agreement dated as of May 15, 1993 by Havenwyck
        Hospital, Inc. in favor of  Societe Generale, New York Branch as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
        10.15 above (substantially identical to Exhibit 10.29)................................            --


10.34   Accounts Receivable Security Agreement dated as of May 15, 1993 by Mesa Psychiatric
        Hospital, Inc. in favor of Societe Generale, New York Branch, as agent for the are parties to that certain Credit Agreement described in Exhibit
        10.15 above (substantially identical to Exhibit 10.29)................................            --

10.35   Accounts Receivable Security Agreement dated as of May 15, 1993 by Michigan
        Psychiatric Services, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in
        Exhibit 10.15 above (substantially identical to Exhibit 10.29)........................            --

10.36   Accounts Receivable Security Agreement dated as of May 15, 1993 by Psychiatric
        Institute of West Virginia, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described
        in Exhibit 10.15 above (substantially identical to Exhibit 10.29).....................            --

10.37   Stock Pledge Agreement dated as of May 15, 1993, among the Company in favor of
        Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year
        ended June 30, 1994)..................................................................            --

10.38   Revolving Credit Guarantee dated as of May 15, 1993 by Americare of Galax, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above
        (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form
        10-K for the year ended June 30, 1994)................................................            --

10.39   Revolving Credit Guarantee dated as of May 15, 1993 by Bethany Psychiatric
        Hospital, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
        10.15 above (substantially identical to Exhibit 10.38)................................            --

10.40   Revolving Credit Guarantee dated as of May 15, 1993 by Bountiful Psychiatric
        Hospital, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
        10.15 above (substantially identical to Exhibit 10.38)................................            --

10.41   Revolving Credit Guarantee dated as of May 15, 1993 by Cumberland Mental Health,
        Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above
        (substantially identical to Exhibit 10.38)............................................            --

10.42   Revolving Credit Guarantee dated as of May 15, 1993 by East Carolina Psychiatric
        Services Corporation in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
        10.15 above (substantially identical to Exhibit 10.38)................................            --

10.43   Revolving Credit Guarantee dated as of May 15, 1993 by Havenwyck Hospital, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above
        (substantially identical to Exhibit 10.38)............................................            --

10.44   Revolving Credit Guarantee dated as of May 15, 1993 by Mesa Psychiatric Hospital,
        Inc. in favor of  Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above
        (substantially identical to Exhibit 10.38)............................................            --

10.45   Revolving Credit Guarantee dated as of May 15, 1993 by Michigan Psychiatric
        Services, Inc. in favor of Societe Generale, New York Branch, as agent for the are parties to that certain Credit Agreement described in Exhibit
        10.15 above (substantially identical to Exhibit 10.38)..............................              --

10.46   Revolving Credit Guarantee dated as of May 15, 1993 by Psychiatric Institute of
        West Virginia, Inc. in favor  of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
        10.15 above (substantially identical to Exhibit 10.38)..............................              --

10.47   Management  Fee Subordination Agreement dated May 15, 1993, among Paul J. Ramsay and Ramsay Health Care Pty. Ltd. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (incorporated by reference to Exhibit 10.44 to the Company's
        Annual Report on Form 10-K for the year ended June 30, 1994)........................              --

10.48   Mortgage and Fixture Filing and Assignment of Leases and Rents dated as of May 15,
        1993 granted by Atlantic Treatment Center, Inc. to Societe Generale, individually and as agent for the lenders which are parties to that certain  Credit Agreement described in Exhibit 10.15 above, with respect to certain real property located in
        Volusia County, Florida (incorporated be reference to Exhibit 10.45 to the
        Company's Annual Report on Form 10-K for the year ended June 30, 1994)..............              --

10.49   Mortgage and Fixture Filing and Assignment of Leases and Rents dated as of May 15,
        1993 granted by Carolina Treatment Center, Inc. to Societe Generale, individually and as agent for the lenders which are parties to that certain  Credit Agreement described in Exhibit 10.15 above, with respect to certain real property located in
        Horry County, South Carolina (substantially identical to Exhibit 10.48).............              --

10.50   Deed of Trust and Fixture Filing and Assignment of Leases and Rents dated as of May
        15, 1993 granted by Great Plains Hospital, Inc. to Jacob W. Bayer, Jr. as Trustee
        for the benefit of Societe Generale, individually and as agent for the lenders which are parties to that certain  Credit Agreement described in Exhibit 10.15 above, with respect to certain real property located in Vernon County, Missouri
        (substantially identical to Exhibit 10.48)..........................................              --

10.51   Mortgage, Security and Assignment of Leases and Rents dated as of May 15, 1993 by
        Greenbrier Hospital, Inc. to Societe Generale individually as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above, with respect to certain real property located in St. Tammany Parish,
        Louisiana (substantially identical to Exhibit 10.48)................................              --

10.52   Mortgage and Fixture Filing and Assignment of Leases and Rents dated as of May 15,
        1993 granted by Gulf Coast Treatment Center, Inc. to Societe Generale, individually and as an agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above, with respect to certain real property located in
        Okaloosa County, Florida (substantially identical to Exhibit 10.48)..................             --

10.53   Mortgage, Security Agreement  and Assignment  of Leases and Rents dated as of May
        15, 1993 granted by Houma Psychiatric Hospital, Inc. to Societe Generale,
        individually and as an agent for the lenders which are parties to that Certain
        Credit Agreement described in Exhibit 10.15  above, with respect to certain real property located in the City of Houma, Parish of Terrebonne, Louisiana
        (substantially identical to Exhibit 10.48)...........................................             --


10.54   Mortgage with Power of Sale and Fixture Filing and Assignment of Leases and Rents
        dated as of May 15, 1993 granted by HSA of Oklahoma, Inc. to Societe Generale, and as agent for the lenders which are parties to that certain Credit
        Agreement described in Exhibit 10.15 above, with respect to certain real property
        located in Garfield County, Oklahoma (substantially identical to Exhibit 10.48).......            --

10.55   Deed of Trust and Fixture Filing and Assignment of Leases and Rents dated as of May
        15, 1993 granted by the Haven Hospital, Inc. to Societe Generate, individually and as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above, with respect to certain real property located in
        the City of DeSoto, Dallas County, Texas (substantially identical to Exhibit 10.48)...            --

10.56   Loan Agreement between Okaloosa County, Florida and  Gulf Coast Treatment Center,
        Inc. dated October 1, 1984, relating to the issuance of bonds for Gulf Coast
        Treatment Center, Inc. (incorporated by reference to Exhibit 10.16 to the Company's
        Registration Statement on Form S-1, Registration No. 2-98921).........................            --

10.57   Loan Agreement between Louisiana Public Facilities Authority and  Greenbrier
        Hospital, Inc. dated  November 1, 1984, relating to the issuance of bonds for
        Greenbrier Hospital, Inc. (incorporated by reference to Exhibit 10.17 to the
        Company's Registration Statement on Form S-1, Registration No. 2-98921)...............            --

10.58   Loan Agreement between Horry County, South Carolina and Carolina Treatment Center,
        Inc. dated December 1, 1984, relating to the issuance of bonds for Carolina
        Treatment Center, Inc. (incorporated by reference to Exhibit 10.18 to the Company's
        Registration Statement on Form S-1, Registration No. 2-98921).........................            --

10.59   Loan Agreement between Louisiana Public Facilities Authority and Houma Psychiatric
        Hospital, Inc. dated September 1, 1985, relating to the issuance of bonds for Houma
        Psychiatric Hospital, Inc.  (incorporated by reference to Exhibit 10.56 to the
        Company's Annual Report on Form 10-K for the year ended June 30, 1994)................            --

10.60   Ground Lease between Facilities Management Corporation, as landlord, and
        Psychiatric Institute of West Virginia, Inc., as tenant, dated as of September 30,
        1985 (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on
        Form 10-K for the year ended June 30, 1994)...........................................            --

10.61   Lease Agreement between Houma Psychiatric Hospital, Inc. and Hospital Service
        District No. 1 of the Parish of Terrebonne, State of Louisiana, effective February
        1, 1985 (incorporated by reference to Exhibit 10.38 to the Company's Registration
        Statement on Form S-1, Registration No. 2-98921)......................................            --

10.62   Lease among Bethany Psychiatric Hospital, Inc., Bethany General Hospital, the City
        of Bethany, Oklahoma and the Bethany General Hospital Trust dated December 9, 1985
        (ground lease) (incorporated by reference to Exhibit 10.58 to the Company's Annual
        Report on Form 10-K for the year ended June 30, 1996).................................            --

10.63   Loan Agreement between The Enid Development Authority and HSA of Oklahoma, Inc.
        dated as of October 1, 1985, relating to The Enid Development Authority Variable
        Rate Demand Revenue Bonds (Meadowlake Hospital Project) (incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the year ended
        June 30, 1994)........................................................................            --

10.64   Ramsay Health Care, Inc. 1990 Stock Option Plan, as amended to date (incorporated by reference Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed
        on March 6, 1991).....................................................................            --

10.65   Lease Agreement dated August 30, 1988 between the Company and Ayshire Land Dome
        Joint Venture relating to office space at One Poydras Plaza, New Orleans, Louisiana by reference to Exhibit 10.78 to the Company's Registration Statement
        on Form S-2, Registration No. 33-40762).............................................              --

10.66   Ramsay Health Care, Inc. Deferred Compensation and Retirement Plan (incorporated by reference to Exhibit 10.79 to the Company's Registration Statement on Form S-2,
        Registration No. 33-40762)..........................................................              --

10.67   Personnel and Facility Sharing Agreement dated as of June 27, 1991 between the
        Company and Ramsay Holdings HSA Limited (incorporated by reference to Exhibit 10.83
        to the Company's Registration Statement on Form S-2, Registration No. 33-40762).....              --

10.68   Indemnity Agreement dated as of June 1991 between the Company and Ramsay Holdings
        HSA Limited (incorporated by reference to Exhibit 10.84 to the Company's
        Registration Statement on Form S-2, Registration No. 33-40762)......................              --

10.69   Management Agreement dated as of June 25, 1992 between the Company and Ramsay
        Health Care Pty. Limited (incorporated by reference to Exhibit 10.90 to the
        Company's Annual Report on Form 10-K for the year ended June 30, 1992)..............              --

10.70   Ramsay Health Care, Inc. 1991 Stock Option Plan (incorporated by reference to
        Exhibit 10.91 to the Company's Annual Report on Form 10-K for the year ended June
        30, 1992)...........................................................................              --

10.71   Employment Agreement dated January 23, 1992 between the Company and Wallace E.
        Smith (incorporated by reference to Exhibit 10.94 to the Company's Annual Report on
        Form 10-K for the year ended June 30, 1992).........................................              --

10.72   Employment Agreement dated January 23, 1992 between the Company and John A. Quinn
        (incorporated by reference to Exhibit 10.95 to the Company's Annual Report on Form
        10-K for the year ended June 30, 1992)..............................................              --

10.73   Lease dated April 4, 1992 between the Union Labor Life Insurance Company and the
        Company (incorporated by reference to Exhibit 10.98 to the Company's Annual Report
        on Form 10-K for the year ended June 30, 1992)                                                    --

10.74   Lease dated May 27, 1992 between Gail Buy and Bountiful Psychiatric Hospital
        (incorporated by reference to Exhibit 10.99 to the Company's Annual Report on Form
        10-K for the year ended June 30, 1992)                                                            --

10.75   Lease Agreement dated as of February 12, 1993 by and between Gulf Coast Treatment
        Center, Inc. and Vendell of Florida, Inc. (incorporated by reference to Exhibit
        10.82 to  the Company's Annual Report on Form 10-K for the year ended June 30, 1994)
        ....................................................................................              --

10.76   Ramsay Health Care, Inc. 1993 Stock Option Plan (incorporated by reference to
        Exhibit 10.83 to the Company's Quarterly Report on Form 10-Q for the quarter ended
        December 31, 1993).................................................................                --

10.77   Ramsay Health Care, Inc. 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.84 to the Company's Quarterly Report on Form 10-Q for the
        quarter ended December 31, 1993)...................................................               --

10.78   Fourth Modification, Extension and Amendment of Lease Agreement dated November 15,
        1993 between the Company and One Poydas Plaza Venture relating to the Company's office space at One Poydras Plaza, New Orleans, Louisiana (incorporated by reference to Exhibit 10.84 to the Company's Annual Report on Form 10-K for the year
        ended June 30, 1994)...............................................................               --

10.79   Employment Agreement dated July 19, 1994 between the Company and Brent J. Bryson
        (incorporated by reference to Exhibit 10.85 to the Company's Annual Report on Form
        10-K for the year ended June 30, 1995)..............................................              --

10.80   Rights Agreement dated as of August 1, 1995 between the Company and First Union
        National Bank of North Carolina, as Rights Agent, which includes the form of Right
        Certificate as Exhibit A and the Summary Rights to Purchase Common Shares as
        Exhibit B (incorporated by reference to Exhibit 4.1 to the Company's  Current
        Report on Form 8-K dated August 1, 1995)............................................              --

10.81   Amendment to Rights Agreement, dated October 3, 1995 between the Company and First
        Union National Bank of North Carolina, as Rights Agent (incorporated by reference to Exhibit 10.102 to the Company's Quarterly Report on Form 10-Q for the quarter
        ended September 30, 1995)...........................................................              --

10.82   Amendment No. 2 to Rights Agreement, dated as of November 1, 1996 between the
        Company and First Union National Bank of North Carolina, as Rights Agent
        (incorporated by reference to Exhibit 10.101 to the Company's Quarterly Report on
        Form 10-Q for the quarter ended September 30, 1996).................................              --

10.83   Letter Agreement dated June 30, 1995 among the Company, Ramsay Holdings HSA Limited and Paul Ramsay Holdings Pty. Limited (incorporated by reference to Exhibit 4.2 to
        the Company's Current Report on Form 8-K dated August 1, 1995)......................              --

10.84   Lease Agreement dated April 12, 1995 between Capstone Capital Corporation and Mesa
        Psychiatric Hospital, Inc. (incorporated by reference to Exhibit 10.88 to the
        Company's Annual Report on Form 10-K for the year ended June 30, 1995)..............              --

10.85   Lease Agreement dated April 12, 1995 between Capstone Capital of  San Antonio, LTD,
        d/b/a Cahaba of San Antonio, LTD. and RHCI San Antonio, Inc. (incorporated by reference  to Exhibit 10.89  to the Company's Annual Report on Form 10-K  for the
        year ended June 30, 1995)...........................................................              --

10.86   Facility Lease Agreement dated June 26, 1995 by and between Charter Canyon
        Behavioral Health Systems, Inc. and Bountiful Psychiatric Hospital, Inc.
        (incorporated by reference to Exhibit 10.90 to the Company's Annual Report on Form
        10-K for the year ended June 30, 1995...............................................              --

10.87   Employment termination letter dated September 15, 1995 between the Company and
        Gregory H. Browne (incorporated by reference to Exhibit 10.91 to the Company's
        Annual Report on Form 10-K for the year ended June 30, 1995)........................              --

10.88   Second Amended and Restated Distribution Agreement between the Company and Ramsay
        Managed Care, Inc. ("RMCI") (incorporated by reference to Exhibit 10.1 to RMCI's
        Registration Statement on Form S-1 (Registration No. 33-78034) filed with the
        Commission on April 24, 1995).......................................................              --

10.89   Employee Benefit Agreement dated as of February 1, 1995 between the Company and
        RMCI (incorporated by reference to Exhibit 10.4 to RMCI's Registration Statement on Form S-1 (Registration No. 33-78034) filed with the Commission on April 24, 1995)
        ....................................................................................              --

10.90   Tax Sharing Agreement dated as of October 25, 1994 between the Company and RMCI
        (incorporated by reference to Exhibit 10.5 to RMCI's Registration Statement on Form
        S-1 (Registration No. 33-78034) filed with the Commission on April 24, 1995)........              --


 10.91   Corporate Services Agreement dated as of January 2, 1995 between the Company and
         (incorporated by reference to Exhibit 10.6 to RMCI's Registration Statement on
         Form S-1 (Registration No. 33-78034) filed with the Commission on April 24, 1995)....             --

 10.92   Form of Withholding Tax Agreement between the Company, Ramsay Holdings HSA Limited,
         Paul Ramsay Holdings Pty. Limited and Ramsay Health Care Pty. Limited (incorporated by reference to Exhibit 10.7 to RMCI's Registration Statement on Form S-1
         (Registration No.33-78034) filed with the Commission on April 24,1995................             --

 10.93   $6,000,000 Subordinated Promissory Note of RMCI, as amended (incorporated by reference to Exhibit 10.13 to RMCI's Registration Statement on Form S-1
         (Registration No. 33-78034) filed with the Commission on April 24, 1995).............             --

 10.94   Consent and Amendment dated April 12,1996 among the Company and certain of its subsidiaries named therein, Societe Generale, New York Branch, First Union National
         Bank of North Carolina and Hibernia National Bank, as lenders, and Societe Generale, as issuing bank and agent (incorporated by reference to Exhibit 10.88 to the
         Company's Annual Report on Form 10-K for the year ended June 30, 1996)...............             --

10.95    Amended and Restated Stock Purchase Agreement dated October 12, 1995 by and among Paul Ramsay Holdings Pty. Limited, Ramsay Health Care, Inc. and, solely for the purpose of  Section I, III and VI of the agreement, Ramsay Health Care
         Pty. Limited (incorporated by reference to Exhibit 10.101 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1995...............             --

10.96    Amendment to Rights Agreement, date October 3, 1995 between Ramsay Health Care,
         Inc. and First Union National Bank of North Carolina, as Rights Agent
         incorporated by reference to Exhibit 10.102 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1995)..................................             --

10.97    Ramsay Health Care, Inc. 1995 Long Term Incentive Plan (incorporated by reference to Exhibit 10.103 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended December 31, 1995).................................................             --

10.98    Stock Purchase Agreement dated as of August 13,1996 by and among Paul Ramsay
         Holdings Pty. Limited, the Company and, solely for purposes of Sections I, III and IV thereof, Ramsay Health Care Pty. Limited (incorporated by reference to
         Exhibit 10.94 to the Company's Annual Report on Form 10-K for the year ended
         June 30, 1996........................................................................             --

10.99    Amended and Restated Employment Agreement dated as of August 15, 1996 by and between Reynold Jennings and the Company  (incorporated by reference to Exhibit
         10.95 to the Company's Annual Report on Form 10-K for the year ended June 30,
         1996)................................................................................             --

10.100   Exchange Agreement dated September 10, 1996, by and among the Company, Paul
         Ramsay Hospitals Pty. Limited and Paul J. Ramsay, including a relates Warrant
         Certificate dated September 10, 1996 issued to Ramsay Hospitals Pty. Limited
         (incorporated by reference to Exhibit 10.96 to the Company's Annual Report on
         Form 10-K  for the year ended June 30, 1996).........................................             --


10.101   Consulting Agreement dated as of January 1, 1996 between the Company and
         Summa Healthcare Group, Inc. (incorporated by reference to Exhibit 10.97 to the Company's Annual Report on Form 10-K for the year ended June 30,
         1996).............................................................................               --


10.102   Consulting Agreement dated as of February 1, 1997 between the Company
         and Summa Healthcare Group, Inc...................................................               --

10.103   Letter Agreement dated as of September 10, 1996 by and among the
         Company, Ramsay Health Care Pty. Limited and Paul Ramsay Holdings Pty.
         Limited, including a related Warrant Certificate dated September 10,
         1996 issued to Paul Ramsay Holdings Pty. Limited (incorporated by reference to Exhibit 10.98 to the Company's Annual Report on Form 10-K
         for the year ended June 30, 1996).................................................               --

10.104   Employment Agreement dated August 12, 1996 by and between the Company and Remberto Cibran (incorporated by reference to Exhibit 10.99 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended September
         30, 1996..........................................................................               --

10.105   Services Agreement dated August 12, 1996 by and between the Company and
         HealthLink Enterprises, Inc. (incorporated by reference to Exhibit
         10.100 to the Company's Quarterly Report on Form 10-Q for the quarter
         ended September 30, 1996...........................................................              --

10.106   Credit Agreement, including all Annexes thereto, dated September 30,
         1997 among the Company, The Lenders from Time to Time Party Thereto,
         General Electric Capital Corporation, as Administrative Agent, and GECC
         Capital Markets Group, as Syndication Agent.......................................

10.107   Subordinated Note Purchase Agreement dated as of September 30, 1997 among the Company, as Issuer, and General Electric Capital Corporation
         and Paul Ramsay Holdings Pty. Limited, as Purchasers..............................

10.108   Registration Rights Agreement dated as of September 30, 1997 between the
         Company and General Electric Capital Corporation..................................

10.109   Release of Collateral, Termination and Cash Collateral Agreement dated as of September 30, 1997 among the Company and certain subsidiaries named therein, Societe Generale, New York Branch, First Union National
         Bank of North Carolina and Hiberina National Bank, as lenders, and
         Societe Generale, as issuing bank and agent.......................................

11       Computation of Net Income (Loss) Per Share........................................

21       Subsidiaries of the Company.......................................................

23       Consent of Ernst & Young LLP......................................................

27       Financial Data Schedule...........................................................

Copies of exhibits filed with this Annual Report on Form 10-K or incorporated herein by reference do not accompany copies hereof for distribution to stockholders of the Company. The Company will furnish a copy of such exhibits to any stockholder requesting it.