Form 10-K/A
period 1997-06-30
RAMSAY HEALTH CARE INC
filed 1997-10-28
CIK 773136

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

                        COMMISSION FILE NUMBER 0-13849

                           RAMSAY HEALTH CARE, INC.
            (Exact name of registrant as specified in its charter)

        DELAWARE                                             63-0857352
(STATE OR OTHER JURISDICTION                               (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

        COLUMBUS CENTER
     ONE ALHAMBRA PLAZA, SUITE 750                              33134
       CORAL GABLES, FLORIDA                                  (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                         COMMON STOCK, $0.01 PAR VALUE
                               (TITLE OF CLASS)

          Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               --   --.

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A-1 or any amendment to this Form 10-K/A-1. / /

          The number of shares of the registrant's Common Stock outstanding as of October 9, 1997 was 10,835,843. The aggregate market value of Common Stock held by non-affiliates on such date was $35,285,967.

                                   PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to the Company's executive officers is contained in Part I under "Item 1. Business -- Executive Officers of the Registrant."

DIRECTORS OF THE REGISTRANT

     Certain information with respect to the directors of the Company is set forth below:

                         Principal Occupations for Past Five
Name of Director and Age Years and Certain Other Directorships
------------------------ -------------------------------------

Aaron Beam, Jr. (53)     Executive Vice President and Chief Financial Officer of
                         HEALTHSOUTH Corporation (provider of medical rehabilitation services) since prior to 1992; Director of HEALTHSOUTH Corporation since 1993; Director of the Company since 1991.

Peter J. Evans (48)      Financial consultant to a number of Australian
                         companies; Partner, P.J. Evans & Co., a chartered accounting firm in Australia, since prior to 1992;
                         Director of Ramsay Health Care Pty. Limited (or its predecessors) (owner and operator of hospitals in Australia), and Prime Television Limited (operator of an Australian television network); Director of the Company since 1989.

Thomas M. Haythe (58)    Partner, Haythe & Curley (attorneys) since prior to
                         1992; Director of Guest Supply, Inc. (provider of hotel guest room amenities, accessories and products), Novametrix Medical Systems Inc. (manufacturer of electronic medical instruments), and Westerbeke
                         Corporation (manufacturer of marine engine products);
                         Director of the Company since 1987.

Luis E. Lamela (47)      Vice Chairman of the Board of the Company since January
                         1996; Chief Executive Officer of CAC Medical Centers, a division of United HealthCare of Florida, since May
                         1994; President and Chief Executive Officer of Ramsay -
                         HMO, Inc. from prior to 1992 to May 1994; Director of the Company since 1996.

Paul J. Ramsay (61)      Chairman of the Board of the Company since July 1988;
                         President of the Company from February 1988 to July
                         1988; Chairman of the Board of the Company from November 1987 to February 1988; involved in the health care industry for more than 25 years; Chairman of the Board of Ramsay Health Care Pty. Limited (or its predecessors), and Prime Television Limited; Director of the Company since 1987.

Steven J. Shulman (46)   President and Chief Executive Officer of Prudential
                         Health Care, Inc. since 1997; President of the Pharmacy and Disease Management Group of Value Health, Inc.
                         (provider of specialty managed care programs) from September 1995 to 1997; Executive Vice President of
                         Value Health, Inc. since prior to 1992 to September
                         1995; Director of Value Health, Inc. and Novametrix
                         Medical Systems Inc.; Director of the Company since
                         1991.

Michael S. Siddle (48)   Managing Director (Chief Executive Officer) of Ramsay
                         Health Care Pty. Limited (or its predecessors) since prior to 1992; various executive positions with corporations controlled by Paul J. Ramsay since prior to 1992; Director of Prime Television Limited; Director of the Company since 1987.



COMPLIANCE WITH SECTION 16(a) OF THE
SECURITIES EXCHANGE ACT OF 1934
-------------------------------

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock. Executive officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

    To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended June 30, 1997, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent stockholders were complied with, except that Dr. Lazoritz, Daniel A. Sims and Jorge L. Rico failed to make a timely filing of an initial statement on Form 3, Mr. Lamela failed to make a timely filing of a statement on Form 4 regarding four transactions and Ms. Lang, Mr. Rico and Mr. Shulman failed to make a timely filing of a statement on Form 5 regarding one transaction each. All such persons have subsequently filed the required reports.

ITEM 11.    EXECUTIVE COMPENSATION.

    The following table and footnotes set forth information for the fiscal years ended June 30, 1997, 1996 and 1995 concerning the compensation paid or awarded to the Chief Executive Officer and the other most highly compensated executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                                                                        COMPENSATION
                                                ANNUAL COMPENSATION                        AWARDS
                                     ----------------------------------------            ----------
                            FISCAL                                                       SECURITIES
                             YEAR                          OTHER ANNUAL                  UNDERLYING          ALL OTHER
         NAME AND            ENDED    SALARY     BONUS     COMPENSATION                STOCK OPTIONS       COMPENSATION
  PRINCIPAL POSITION(1)     JUNE 30    ($)        ($)           ($)                         (#)                ($)
-------------------------------------------------------------------------------------------------------------------------------
Bert G. Cibran(2)            1997    268,124          (5)      18,679 (7)              275,000 (8)         19,005 (10)
President & Chief            1996        ---         ---          ---                      ---               ---
Operating Officer            1995        ---         ---          ---                      ---               ---

Carol C. Lang(3)             1997    212,493          (5)         ---                  200,000 (8)           5,000 (11)
Executive Vice President     1996        ---         ---          ---                      ---                 ---
and Chief Financial          1995        ---         ---          ---                      ---                 ---
Officer

Martin Lazoritz, M.D.(4)     1997    275,857    24,000(6)         ---                  175,000 (8)          77,002 (12)
Executive Vice President     1996        ---         ---          ---                      ---                 ---
and Chief Medical            1995        ---         ---          ---                      ---                 ---
Officer

John A. Quinn                1997    155,598          (5)       4,800 (7)               20,000 (8)          86,366 (13)
Senior Vice President        1996    155,598      20,000        4,800 (7)               20,000 (9)             ---
                             1995    135,156      45,000        4,800 (7)                  ---                 ---

Wallace E. Smith             1997    160,609          (5)       4,800(7)                20,000 (8)             ---
Senior Vice President        1996    160,609      12,000        4,800(7)                   ---                 ---
                             1995    160,609       6,300        4,800(7)                   ---                 ---

____________________

(1) Does not include Reynold J. Jennings, who served as Chief Executive Officer of the Company from January 1996 to August 1996. Mr. Jennings assumed the position of Executive Vice President in August 1996 upon the appointment of Bert G. Cibran as President and Chief Operating Officer of the Company. Mr. Jennings left the employment of the Company in February 1997. Mr. Jennings received (i) salary and bonus of $155,527, $225,859 and $360,859 (including a $135,000 bonus), (ii) other annual compensation of $4,375, $7,500 and $7,500, (in each case representing a car allowance), (iii) options to purchase 0, 124,830 and 50,000 shares of Common Stock and (iv) other compensation of $0, $4,421 and $63,830 ($51,169 of which represents moving expenses and other costs of relocation), (in each case, other than as indicated, representing the benefits to Mr. Jennings of premiums paid by the Company with respect to a split-dollar life insurance arrangement), for the fiscal years ended June 30, 1997, 1996 and 1995, respectively. See "Employment and Other Agreements" below.

(2) In August 1996, Mr. Cibran became President and Chief Operating Officer of the Company. See "Employment and Other Agreements" below.

(3) In August 1996, Ms. Lang became Executive Vice President and Chief Financial Officer of the Company. See "Employment and Other Agreements" below.

(4) In February 1997, Dr. Lazoritz became Executive Vice President and Chief Medical Officer of the Company. Throughout the 1997 fiscal year, Dr. Lazoritz was the Executive Vice President of Ramsay Managed Care, Inc. The compensation set forth in the table reflects the total compensation paid to Dr. Lazoritz by the Company and Ramsay Managed Care, Inc. during the fiscal year ended June 30, 1997. See "Employment and Other Agreements" and "Certain Relationships and Related Transactions-The RMCI Merger" below.

(5)  Bonus for the fiscal year ended June 30, 1997 has not yet been determined.

(6) Represents a bonus paid to Dr. Lazoritz by Ramsay Managed Care, Inc. The Company bonus for the fiscal year ended June 30, 1997 has not been determined.

(7)  Represents an automobile allowance.

(8)  Represents options to purchase shares of Common Stock granted in fiscal
     1997.

(9) Represents options to purchase shares of Common Stock granted in fiscal 1996. Does not include the repricing in fiscal 1996 of options to purchase an aggregate of 60,692 shares of Common Stock.

(10) Represents premiums paid of $5,363 related to a long-term disability policy and club membership fees of $13,643, including a $10,000 refundable deposit.

(11) Represents consulting fees paid to Ms. Lang prior to the date she became Executive Vice President and Chief Financial Officer of the Company.

(12) Represents premiums paid of $6,286 related to a long-term disability policy and a pay-out of accrued but unused vacation of $70,716.

(13) During fiscal 1997, Mr. Quinn sold two houses in connection with Company relocations. This amount represents reimbursement for losses incurred by Mr. Quinn in connection with these sales.


     The following table and footnotes set forth the grants of stock options to the executive officers named in the Summary Compensation Table during the fiscal year ended June 30, 1997. The amounts shown for each of the named executive officers as potential realizable values are based on arbitrarily assumed annualized rates of stock price appreciation of five percent and ten percent over the exercise price of the options during the full terms of the options. No gain to the optionees is possible without an increase in stock price which will benefit all stockholders proportionately. These potential realizable values are based solely on arbitrarily assumed rates of appreciation required by applicable Securities and Exchange Commission (the "SEC") regulations. Actual gains, if any, on option exercises and holdings of Common Stock are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved.

                       STOCK OPTION GRANTS IN FISCAL 1997

                                                                                       POTENTIAL REALIZABLE
                                                                                         VALUE AT ASSUMED
                                                                                        ANNUAL RATES OF
                                                                                             STOCK
                                                INDIVIDUAL                             PRICE APPRECIATION
                                                  GRANTS                                 FOR OPTION TERM
                              -----------------------------------------------------   ---------------------
                                               % OF TOTAL    EXERCISE
                                                OPTIONS       OR
                                               GRANTED TO    BASE
                                 OPTIONS     EMPLOYEES IN    PRICE         EXPIRATION
NAME (1)                         GRANTED (#)  FISCAL YEAR    ($/SH)         DATE        5%($)      10%($)
----------------------------------------------------------------------------------------------------------
Bert G. Cibran (2)               125,000 (3)                 2.75          08/12/06    216,250     547,500
                                 150,000 (4)      24.0%      2.75          05/08/07    259,500     657,000

Carol C. Lang                    100,000 (3)                 2.75          08/12/06    173,000     438,000
                                 100,000 (4)      17.4%      2.75          05/08/07    173,000     438,000

Martin Lazoritz, M.D. (5)        100,000 (4)       8.7%      2.75          05/08/07    173,000     438,000

                                                                                       POTENTIAL REALIZABLE
                                                                                         VALUE AT ASSUMED
                                                                                        ANNUAL RATES OF
                                                                                             STOCK
                                                INDIVIDUAL                             PRICE APPRECIATION
                                                  GRANTS                                 FOR OPTION TERM
                              -----------------------------------------------------   ---------------------
                                               % OF TOTAL    EXERCISE
                                                OPTIONS       OR
                                               GRANTED TO    BASE
                                 OPTIONS     EMPLOYEES IN    PRICE         EXPIRATION
NAME (1)                         GRANTED (#)  FISCAL YEAR    ($/SH)         DATE        5%($)      10%($)
----------------------------------------------------------------------------------------------------------

John A. Quinn (6)                 20,000 (4)       1.7%      2.75          05/08/07     34,600      87,600

Wallace E. Smith (7)              20,000 (4)       1.7%      2.75          05/08/07     34,600      87,600

____________________

(1) Does not include Reynold J. Jennings who served as Chief Executive Officer of the Company from January 1996 to August 1996. Mr. Jennings assumed the position of Executive Vice President in August 1996 upon the appointment of Bert G. Cibran as President and Chief Operating Officer. Mr. Jennings did not receive any options during fiscal 1997. Mr. Jennings left the employment of the Company in February 1997.

(2) Does not include the following derivative securities now held by Mr. Cibran as a result of the Merger (as defined in "Certain Relationships and Related Transactions" below) in June 1997: options to purchase 25,000 shares of Common Stock now held by Mr. Cibran in lieu of options granted prior to fiscal 1997 to purchase 75,000 shares of common stock, $.01 par value ("RMCI Common Stock"), of Ramsay Managed Care, Inc. ("RMCI") and warrants to purchase 17,499 shares of Common Stock now held by Mr. Cibran in lieu of warrants granted prior to fiscal 1997 to purchase 52,500 shares of RMCI Common Stock.

(3) Exercisable beginning six months prior to the expiration date, subject to acceleration if the market value of the Common Stock equals or exceeds $7.00 per share for 15 trading days.

(4) Exercisable in cumulative annual installments of 33 1/3% of the shares covered thereby beginning one year from date of grant.

(5) Does not include options to purchase 75,000 shares of Common Stock received by Dr. Lazoritz in connection with the Merger in lieu of options granted by RMCI during fiscal 1997 to purchase 225,000 shares of RMCI Common Stock. Does not include options to purchase 25,000 shares of Common Stock received by Dr. Lazoritz in connection with the Merger in lieu of options granted by RMCI prior to fiscal 1997 to purchase 75,000 shares of RMCI Common Stock.

(6) Does not include warrants to purchase 666 shares of Common Stock received by Mr. Quinn in connection with the Merger in lieu of warrants granted by RMCI prior to fiscal 1997 to purchase 2,000 shares of RMCI Common Stock.

(7) Does not include warrants to purchase 1,000 shares of Common Stock received by Mr. Smith in connection with the Merger in lieu of warrants granted by RMCI prior to fiscal 1997 to purchase 3,000 shares of RMCI Common Stock.

     The following table and footnotes summarize stock options exercised during fiscal 1997 and the number and value of options held by the executive officers named in the Summary Compensation Table at June 30, 1997.

                   STOCK OPTION EXERCISES IN FISCAL 1997 AND
                     STOCK OPTION VALUES AT JUNE 30, 1997

                                                                                VALUE OF UNEXERCISED
                                                     NUMBER OF UNEXERCISED      IN-THE-MONEY OPTIONS
                                                OPTIONS AT JUNE 30, 1997 (#)   AT JUNE 30, 1997 ($) (1)
                                                ---------------------------    -------------------------
                          SHARES
                         ACQUIRED
                            ON        VALUE
NAME(2)                  EXERCISE    REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
--------------------------------------------------------------------------------------------------------
Bert G. Cibran                 --        --            --         375,000              --        199,625
Carol C. Lang                  --        --            --         200,000              --        125,000
Martin Lazoritz, M.D.          --        --            --         200,000              --        100,000
John A. Quinn                  --        --            --          80,692              --         65,606
Wallace E. Smith               --        --        47,853          20,000              --         12,500

___________________

(1) In-the-money options are those where the fair market value of the underlying Common Stock exceeds the exercise price of the option. The value of in-the-money options is determined in accordance with regulations of the Securities and Exchange Commission by subtracting the aggregate exercise price of the options from the aggregate year-end value of the underlying Common Stock.

(2) Does not include Reynold J. Jennings who served as Chief Executive Officer of the Company from January 1996 to August 1996. Mr. Jennings assumed the position of Executive Vice President in August 1996 upon the appointment of Bert G. Cibran as President and Chief Operating Officer. Mr. Jennings did not exercise any options during fiscal 1997. Mr. Jennings left the employment of the Company in February 1997.

Compensation of Directors
-------------------------

    On October 28, 1996, the Company paid each of its directors $22,250 in respect of fiscal 1997 directors' fees by the issuance of 16,000 shares of Common Stock. Additionally, The Company reimbursed directors for out-of-pocket expenses incurred in connection with attending meetings of the Board of Directors and committees of the Board of Directors. For fiscal 1998, it is the Company's policy to pay directors who are not employees of the Company an annual fee of $12,000 and a fee of $3,000 for each of the first four meetings of the Board of Directors attended during the year, with no additional compensation to be paid for attendance at additional meetings.

Employment and Other Agreements
-------------------------------

    In October 1997, the Company entered into an employment agreement with Luis
E. Lamela to serve as the Company's Vice Chairman of the Board and Chief Executive Officer, providing for the payment of an initial annual base salary of $400,000, subject to increases determined by the Board of Directors and minimum annual increases based on the Consumer Price Index. In addition, Mr. Lamela is entitled to an annual bonus in an amount equal to the greater of (i) $400,000 or
(ii) five percent of any increase in operating income for the applicable fiscal year over operating income for the 1997 fiscal year. The agreement is for an initial term of two years with annual renewals thereafter. Pursuant to the employment agreement, the Company agreed to provide Mr. Lamela an automobile allowance and options to purchase 105,000 shares of Common Stock. In addition, Mr. Lamela's employment by the Company may be terminated by either the Company or Mr. Lamela; however, in the event the Company terminates Mr. Lamela's employment without due cause, the Company must continue to pay Mr. Lamela his base salary in effect at the time of such termination for 24 months after the date of such termination and any bonus payable. The agreement also provides for a lump sum cash payment to Mr. Lamela of his bonus and 36 months' base salary upon termination of his employment for any reason following certain change of control events involving the Company.

    In February 1997, the Company entered into an employment agreement with Martin Lazoritz, M.D. to serve as the Company's Executive Vice President and Chief Medical Officer, providing for the payment of an initial annual base salary of $275,000, subject to annual increases determined by the Board of Directors and minimum annual increases based on the Consumer Price Index. In addition, Dr. Lazoritz is entitled to an annual bonus to be determined by the Board of Directors. The employment agreement is for an initial term of three years commencing in June 1997, with annual renewals thereafter. Pursuant to the employment agreement, the Company agreed to provide Dr. Lazoritz options to purchase 100,000 shares of Common Stock. Dr. Lazoritz's employment by the Company may be terminated by either the Company or Dr. Lazoritz; however, in the event the Company terminates Dr. Lazoritz's employment without due cause, the Company must continue to pay Dr. Lazoritz his base salary in effect at the time of such termination for 12 months after the date of such termination and any bonus payable. The agreement also provides for a lump sum cash payment to Dr. Lazoritz of 12 months' base salary upon termination of his employment for any reason following certain change of control events involving the Company.

    In September 1996, the Company entered into an employment agreement with Brent J. Bryson, Senior Vice President of the Company, providing for the payment of an initial annual base salary of $180,000, subject to annual review by the Board of Directors. The agreement also provides for the payment of a bonus of up to two percent of the improvement in operating income of assigned operations, based upon the achievement by the Company and Mr. Bryson of certain performance targets. In addition, the agreement provides for an automobile allowance, the reimbursement of certain relocation expenses and options to purchase 60,000 shares of Common Stock. Pursuant to the agreement, if the Company terminates the agreement for any reason other than due cause, the Company must continue to pay Mr. Bryson his base salary in effect at the time of such termination for six months after the date of such termination.

    In August 1996, the Company entered into an employment agreement with Bert
G. Cibran, President and Chief Operating Officer of the Company, providing for the payment of an initial annual base salary of $300,000, subject to annual increases determined by the Board of Directors and minimum annual increases based on the Consumer Price Index. In addition, Mr. Cibran is entitled to an annual bonus in an amount equal to two percent of any increase in operating income over the preceding fiscal year. The agreement is for an initial term of three years with annual renewals thereafter. Pursuant to the employment agreement, the Company agreed to provide Mr. Cibran an automobile allowance and options to purchase 125,000 shares of Common Stock. In addition, Mr. Cibran's employment may be terminated by either the Company or Mr. Cibran; however, in the event the Company terminates Mr. Cibran's employment without due cause, the Company must continue to pay Mr. Cibran his base salary in effect at the time of such termination for 24 months after the date of such termination and any bonus payable. The agreement also provides for a lump sum cash payment to Mr. Cibran of his bonus and 24 months' base salary upon termination of his employment for any reason following certain change of control events involving the Company.

    In August 1996, the Company entered into a services agreement with HealthLink Enterprises, Inc., a Florida corporation ("HealthLink"), pursuant to which HealthLink agreed to make available to the Company the services of Carol
C. Lang, Executive Vice President and Chief Financial Officer of the Company. Prior to entering into the services agreement, HealthLink acted as a consultant to the Company. The services agreement provides for the payment of an initial annual base compensation to HealthLink of $240,000, subject to annual increases determined by the Board of Directors and minimum annual increases based on the Consumer Price Index. The services agreement is for an initial term of two years with annual renewals thereafter. In addition, HealthLink is entitled to a bonus of up to 40% of the base compensation, based on the achievement of targets set by the President of the Company or the Board of Directors. In addition, pursuant to the services agreement, the Company agreed to provide Ms. Lang with options to purchase 100,000 shares of Common Stock. The services agreement may be terminated by the Company or, upon three months notice, by HealthLink; however, in the event the Company terminates the agreement without due cause, the Company must pay any bonus due and continue to pay the base compensation in effect at the time of such termination until the later of the end of the term of the services agreement or six months after the date of termination. The services agreement also provides for a lump sum cash payment to HealthLink of any bonus due and the greater of (a) 12 months' base compensation or (b) the base compensation that would have been payable to HealthLink from the date of termination to the last day of the services agreement, upon the termination of the services agreement for any reason following certain change of control events involving the Company.

    In August 1996, the Company entered into a three-year employment agreement with Reynold J. Jennings, at the time, an Executive Vice President of the Company, providing for the payment of an initial annual base salary of $275,000 and an annual bonus in an amount equal to two percent of any increase in operating income over the preceding fiscal year. The employment agreement also gives Mr. Jennings the right to require the Company to repurchase options covering 124,830 shares of Common Stock at a price of $3.20 per share (as adjusted for stock dividends or splits). Mr. Jennings resigned his employment with the Company in February 1997 to accept other employment, in breach of his employment agreement with the Company. In such case, under the employment agreement, the Company is required to make payments to Mr. Jennings of approximately $400,000, less approximately $100,000 owing by Mr. Jennings to the Company in respect of split-dollar life insurance premiums paid by the Company and less any damages caused by Mr. Jennings' breach of his employment agreement. In March 1997, Mr. Jennings commenced arbitration and court proceedings (in the United States District Court for the Eastern District of Louisiana) against the Company in which he claims his employment was wrongfully terminated by the Company and seeks damages of approximately $2,300,000. Subsequently, the court proceedings have been stayed pending the completion of arbitration proceedings to be held in Coral Gables, Florida. The Company intends to vigorously defend the proceedings.

    In January 1992, the Company entered into employment agreements with Wallace
E. Smith, Senior Vice President of the Company, and John A. Quinn, Senior Vice President of the Company, for the payment of initial annual base salaries to Mr. Smith and Mr. Quinn of $125,000 and $115,000, respectively, subject to annual review by the Board of Directors. The base salaries of Mr. Smith and Mr. Quinn have been increased periodically since the inception of the agreements and, for the fiscal year ended June 30, 1997, their base salaries were $160,000 and $155,000, respectively. The agreements also provide for the payment to Mr. Smith and Mr. Quinn of a bonus of up to 30% of their respective base salaries based upon the attainment of certain performance targets, as well as a discretionary amount based on job performance and approved by the Compensation Committee. In addition, the agreements provide for an automobile allowance and the reimbursement of certain relocation expenses. Pursuant to the agreements, if the Company terminates Mr. Smith or Mr. Quinn for any reason other than due cause, the executive will be entitled to continue to receive his base salary in effect at the time of such termination for a period of six months after the date of such termination.

Compensation Committee Interlocks
and Insider Participation
-------------------------

    The members of the Compensation Committee of the Board of Directors are Aaron Beam, Jr., Peter J. Evans and Thomas M. Haythe. Mr. Evans is a director of Ramsay Health Care Pty. Limited, which provided management services to the Company pursuant to the Management Agreement. Mr. Haythe is a partner of the New York City law firm of Haythe & Curley, which firm rendered legal services to the Company during the last fiscal year and will continue to render legal services to the Company in the future. See "Certain Relationships and Related Transactions" below.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The stockholders (including any "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who, to the knowledge of the Board of Directors owned beneficially more than five percent of any class of the outstanding voting securities of the Company as of October 15, 1997 and their respective stockholdings as of such date (according to information furnished by them to the Company), are set forth in the following table. Except as indicated in the footnotes to the table, all of such shares are owned with sole voting and investment power.

NAME AND ADDRESS                       TITLE               NUMBER OF         PERCENTAGE
BENEFICIAL OWNER                      OF CLASS          SHARES OWNED (1)     OF CLASS (1)
----------------                      --------          ----------------     -----------

Paul J. Ramsay                          Common             5,967,443 (2)       43.66%
 Paul Ramsay Group
 154 Pacific Highway                    Series C
 St. Leonards, NSW 2065                 Preferred            142,486 (3)       100.0%
 Australia
                                        Series 1996
                                        Preferred            100,000 (3)       100.0%

Ramsay Holdings HSA Limited             Common             2,301,207 (3)       19.93%
 c/o Haythe & Curley
 237 Park Avenue                        Series C
 New York, New York 10017               Preferred             71,303 (3)        50.0%

Paul Ramsay Holdings Pty. Limited       Common             3,876,361 (3)       30.98%
 c/o Haythe & Curley
 237 Park Avenue                        Series C
 New York, New York 10017               Preferred             71,183 (3)        50.0%

Paul Ramsay Hospitals Pty. Limited      Common             5,934,693 (3)       43.47%
 c/o Haythe & Curley
 237 Park Avenue                        Series 1996          100,000 (3)       100.0%
 New York, New York  10017              Preferred

Brinson Holdings, Inc.                  Common               764,200 (4)        7.05%
Brinson Partners, Inc.
Brinson Trust Company
 209 South LaSalle
 Chicago, Illinois 60604

Heartland Advisors, Inc.                Common             1,577,900 (5)       14.56%
 790 North Milwaukee Street
 Milwaukee, Wisconsin 53202

Luis E. Lamela                          Common               771,068 (6)        6.81%
 One Alhambra Plaza, Suite 750
 Coral Gables, Florida 33134

Merrill Lynch & Co., Inc.               Common               662,069 (7)        6.11%
 World Financial Center, North Tower
 250 Vesey Street
 New York, New York 10281
___________________

(1) Includes all shares that each named person is entitled to receive within 60 days, through the exercise of any option, warrant, conversion right, or similar arrangement. Such shares are deemed to be owned and outstanding by such person individually for purposes of calculating the number of shares owned and the percentage of class for each such named person, but are not deemed outstanding for purposes of such calculations for any other named person.

(2) Mr. Ramsay's beneficial ownership of Common Stock consists of (i) 17,750 shares of Common Stock owned directly by Mr. Ramsay, (ii) 15,000 shares of Common Stock issuable upon the exercise of exercisable options owned directly by Mr. Ramsay, (iii) 2,301,207 shares of Common Stock beneficially owned by Ramsay Holdings, (iv) 3,876,361 shares of Common Stock beneficially owned by Holdings Pty., which includes all shares beneficially owned by Ramsay Holdings, and (v) 5,934,693 shares of Common Stock beneficially owned by Hospitals Pty., which includes all shares beneficially owned by Ramsay Holdings and Holdings Pty. The shares beneficially owned by Ramsay Holdings consist of 1,588,177 shares of Common Stock owned of record by Ramsay Holdings and 713,030 shares of Common Stock issuable upon the conversion of 71,303 shares of Series C Preferred Stock owned of record by Ramsay Holdings. The shares beneficially owned by Holdings Pty. consist of 613,324 shares of Common Stock owned of record by Holdings Pty., 250,000 shares of Common Stock issuable upon the exercise of exercisable warrants to purchase shares of Common Stock held by Holdings, Pty., 711,830 shares of Common Stock issuable upon the conversion of 71,183 shares of Series C Preferred Stock owned of record by Holdings Pty., and the 2,301,207 shares of Common Stock beneficially owned by Ramsay Holdings. The shares beneficially owned by Hospitals Pty. consist of 916,666 shares of Common Stock owned of record by Hospitals Pty., 141,666 shares of Common Stock issuable upon the exercise of exercisable warrants to purchase shares of Common Stock held by Hospitals Pty., 1,000,000 shares of Common Stock issuable upon the conversion of 100,000 shares of Series 1996 Preferred Stock owned of record by Hospitals Pty., and the 3,876,361 shares of Common Stock beneficially owned by Holdings Pty. Does not include 25,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Ramsay, which are not currently exercisable, or 533,333 shares of Common Stock issuable upon the exercise of warrants held by Hospitals Pty., which are not currently exercisable. See "Certain Relationships and Related Transactions-Agreements in Connection with Refinancing" for information concerning an agreement by the Ramsay Affiliates not to exercise exercisable options and warrants.

(3) These shares are included in the beneficial ownership of Paul J. Ramsay and are included in footnote (2) above.

(4) Information as to the holdings of Brinson Holdings, Inc. ("BHI"), Brinson Partners, Inc. ("BPI") and Brinson Trust Company ("BTC") is based upon a report on Schedule 13G filed with the Securities and Exchange Commission. Such report indicates that 764,200 shares were owned by BPI with shared voting and shared dispositive power and 219,260 shares were owned by BTC with shared voting and shared dispositive power. Such report indicates that BTC is a bank and the wholly owned subsidiary of BPI, an investment adviser registered under the Investment Advisers Act of 1940, which in turn is a wholly owned subsidiary of BHI, a parent holding company. BHI is a wholly owned subsidiary of SBC Holding (USA), Inc. ("SBC"), whose address is 222 Broadway, New York, New York 10038. SBC is a wholly owned subsidiary of Swiss Bank Corporation, whose address is Aeschenplatz 6 CH-4002, Basel, Switzerland.

(5) Information as to the holdings of Heartland Advisors, Inc. ("HAI") is based upon a report on Schedule 13G filed with the Securities and Exchange Commission. Such report indicates that HAI owned 1,169,600 shares with sole voting power and 1,577,900 shares with sole dispositive power. Such report indicates that HAI is an investment adviser registered under the Investment Advisers Act of 1940.

(6) Includes 30,000 shares of Common Stock issuable upon the exercise of exercisable options to purchase shares of Common Stock held by Mr. Lamela and 450,045 shares of Common Stock issuable upon the exercise of exercisable warrants to purchase shares of Common Stock held by Mr. Lamela. See "Certain Relationships and Related Transactions-Agreements in Connection with Refinancing" for information concerning an agreement by Mr. Lamela not to exercise exercisable options and warrants.

(7) Information as to the holdings of Merrill Lynch & Co., Inc. ("Merrill") is based upon a report on Schedule 13G filed with the Securities and Exchange Commission. Such report indicates that 662,069 shares were owned by Merrill and its affiliates with shared voting and dispositive power. Merrill and its affiliates disclaim any beneficial interest in such shares, other than shares held by Merrill and its affiliates in proprietary accounts.

    On May 3, 1996, Holdings Pty. entered into a secured demand loan facility with Coutts & Co. AG ("Coutts") pursuant to which Holdings Pty. is entitled to borrow an amount equal to the lesser of $7,000,000 and the collateral value of certain assets which have been pledged to Coutts. The current collateral includes, among other items, 1,679,898 of the shares of Common Stock held by Holdings Pty. and Ramsay Holdings and the 142,486 shares of Series C Preferred Stock held by Holdings Pty. and Ramsay Holdings (collectively, the "Pledged Stock"). Holdings Pty. has the right (but is under no obligation) to pledge additional shares of Common Stock to secure the obligations of Holdings Pty. to Coutts.

    Coutts is entitled to repayment of amounts outstanding under the loan facility on demand. In the event that Holdings Pty. were to default on its obligations to Coutts under the loan facility, Coutts would be entitled to liquidate the Pledged Stock to repay the outstanding debt. In the event that Coutts were to attempt to liquidate the Pledged Stock, the sale of the Pledged Stock would be subject to the volume limitations pursuant to Rule 144 under the Securities Act of 1933, as amended.

Security Ownership of Management
--------------------------------

    The following table sets forth, as of October 15, 1997, the number of shares of Common Stock beneficially owned by each of the Company's directors and nominees for directors, each executive officer named in the Summary Compensation Table, and all directors and executive officers as a group, based upon information obtained from such persons.


NAME OF                  TITLE OF               NUMBER OF         PERCENTAGE
BENEFICIAL OWNER         CLASS                  SHARES OWNED(1)   OF CLASS(1)
----------------         --------               ---------------   -----------

Paul J. Ramsay           Common                    5,967,443  (2)    43.66%

                         Series C Preferred          142,486  (3)    100.0%

                         Series 1996 Preferred       100,000  (3)    100.0%

Aaron Beam, Jr.          Common                       35,283  (4)        *

Peter J. Evans           Common                       32,750  (5)        *

Thomas M. Haythe         Common                       68,083  (6)        *

Luis E. Lamela           Common                      771,068  (7)     6.81%

Steven J. Shulman        Common                       32,750  (8)        *

Michael S. Siddle        Common                       32,750  (9)        *

Bert G. Cibran           Common                          833  (10)       *

Carol C. Lang            Common                           --            --

Martin Lazoritz, M.D.    Common                       28,588             *

John A. Quinn            Common                        3,666  (11)       *

Wallace E. Smith         Common                       49,781  (12)       *


All directors and executive
officers as a group
  (18 persons)                 Common                 7,036,616   (2)(4)(5)      49.29%
                                                                  (6)(7)(8)
                                                                  (9)(10)(11)
                                                                  (12)

                               Series C Preferred       142,486   (3)            100.0%

                               Series 1996 Preferred    100,000   (3)            100.0%
-------------------

*  Indicates ownership percentage of less than one percent (1%).

(1) Includes all shares that each named person is entitled to receive within 60 days, through the exercise of any option, warrant, conversion right, or similar arrangement. Such shares are deemed to be owned and outstanding by such person individually, and by all directors and officers as a group, for purposes of calculating the number of shares owned and the percentage of class for each such named person and the group, but are not deemed to be outstanding for purposes of such calculations for any other named person.

(2) Mr. Ramsay's beneficial ownership of Common Stock consists of (i) 17,750 shares of Common Stock owned directly by Mr. Ramsay, (ii) 15,000 shares of Common Stock issuable upon the exercise of exercisable options owned directly by Mr. Ramsay, (iii) 2,301,207 shares of Common Stock beneficially owned by Ramsay Holdings, (iv) 3,876,361 shares of Common Stock beneficially owned by Holdings Pty., which includes all shares beneficially owned by Ramsay Holdings, and (v) 5,934,693 shares of Common Stock beneficially owned by Hospitals Pty., which includes all shares beneficially owned by Ramsay Holdings and Holdings Pty. The shares beneficially owned by Ramsay Holdings consist of 1,588,177 shares of Common Stock owned of record by Ramsay Holdings and 713,030 shares of Common Stock issuable upon the conversion of 71,303 shares of Series C Preferred Stock owned of record by Ramsay Holdings. The shares beneficially owned by Holdings Pty. consist of 613,324 shares of Common Stock owned of record by Holdings Pty., 250,000 shares of Common Stock issuable upon the exercise of exercisable warrants to purchase shares of Common Stock held by Holdings Pty., 711,830 shares of Common Stock issuable upon the conversion of 71,183 shares of Series C Preferred Stock owned of record by Holdings Pty., and the 2,301,207 shares of Common Stock beneficially owned by Ramsay Holdings. The shares beneficially owned by Hospitals Pty. consist of 916,666 shares of Common Stock owned of record by Hospitals Pty., 141,666 shares of Common Stock issuable upon the exercise of exercisable warrants to purchase shares of Common Stock held by Hospitals Pty., 1,000,000 shares of Common Stock issuable upon the conversion of 100,000 shares of Series 1996 Preferred Stock owned of record by Hospitals Pty., and the 3,876,361 shares of Common Stock beneficially owned by Holdings Pty. Does not include 25,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Ramsay, which are not currently exercisable, or 533,333 shares of Common Stock issuable upon the exercise of warrants held by Hospitals Pty., which are not currently exercisable. See "Certain Relationships and Related Transactions-Agreements in Connection with Refinancing" for information concerning an agreement by the Ramsay Affiliates not to exercise exercisable options and warrants.

(3) These shares are included in the beneficial ownership of Paul J. Ramsay and are included in footnote (2) above.

(4) Includes 15,000 shares of Common Stock issuable upon the exercise of currently exercisable options to purchase shares of Common Stock held by Mr. Beam.

(5) Includes 15,000 shares of Common Stock issuable upon the exercise of currently exercisable options to purchase shares of Common Stock held by Mr. Evans.

(6) Includes 5,000 shares of Common Stock held in a Keough Plan for the benefit of Mr. Haythe and 15,000 shares of Common Stock issuable upon the exercise of currently exercisable options to purchase shares of Common Stock held by Mr. Haythe.

(7) Includes 30,000 shares of Common Stock issuable upon the exercise of exercisable options to purchase shares of Common Stock held by Mr. Lamela and 450,045 shares of Common Stock issuable upon the exercise of exercisable warrants to purchase shares of Common Stock held by Mr. Lamela. See "Certain Relationships and Related Transactions-Agreements in Connection with Refinancing" for information concerning an agreement by Mr. Lamela not to exercise exercisable options and warrants.

(8) Includes 15,000 shares of Common Stock issuable upon the exercise of currently exercisable options to purchase shares of Common Stock held by Mr. Siddle.

(9) Includes 15,000 shares of Common Stock issuable upon the exercise of currently exercisable options to purchase shares of Common Stock held by Mr. Shulman.

(10) Represents 833 shares of Common Stock issuable upon the exercise of currently exercisable warrants to purchase shares of Common Stock held by Mr. Cibran.

(11) Includes 666 shares of Common Stock issuable upon the exercise of currently exercisable warrants to purchase shares of Common Stock held by Mr. Quinn.

(12) Includes 47,853 shares of Common Stock issuable upon the exercise of currently exercisable options to purchase shares of Common Stock and 1,000 shares of Common Stock issuable upon the exercise of currently exercisable warrants to purchase shares of Common Stock held by Mr. Smith.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The RMCI Merger:
---------------

    On June 10, 1997, pursuant to an Agreement and Plan of Merger dated as of October 1, 1996 by and among the Company, RHCI Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company, and Ramsay Managed Care, Inc. ("RMCI") (the "Merger Agreement"), RHCI Acquisition Corp. merged with and into RMCI, whereupon, RMCI became a wholly owned subsidiary of the Company (the "Merger"). The issuance by the Company of shares of Common Stock and Series 1996 Preferred Stock contemplated by the Merger Agreement was approved by the stockholders of the Company at a Special Meeting of Stockholders held on April 18, 1997, and the Merger Agreement was approved by the stockholders of RMCI at a Special Meeting of Stockholders also held on April 18, 1997. Prior to the Merger, RMCI was a publicly traded corporation controlled by Paul J. Ramsay, the Chairman of the Board of the Company. In addition, prior to the Merger, Messrs. Ramsay, Beam, Evans, Haythe, Lamela and Siddle were members of the Board of Directors of RMCI, as well as members of the Board of Directors of the Company, and Messrs. Cibran and Lazoritz served in executive officer capacities of both companies.

    The number of shares of capital stock issued by the Company pursuant to the terms of the Merger Agreement was based on an exchange ratio calculated as follows: (i) each share of common stock, $.01 par value ("RMCI Common Stock"), of RMCI, outstanding as of June 10, 1997 (the "Effective Time") was converted into the right to receive one-third (1/3) of a share of Common Stock, provided that cash was paid in lieu of fractional shares of Common Stock and (ii) each share of preferred stock, series 1996 of RMCI, $1.00 par value (the "RMCI Series 1996 Preferred Stock"), outstanding as of the Effective Time was converted into the right to receive one share of Series 1996 Preferred Stock. Each share of Series 1996 Preferred Stock is presently convertible into 10 shares of Common Stock and votes together with the Common Stock on all matters submitted to the vote of stockholders of the Company.

    Options to acquire RMCI Common Stock outstanding immediately prior to the Effective Time (the "RMCI Stock Options") became options to purchase a number of whole shares of Common Stock equal to the number of shares of RMCI Common Stock covered by the RMCI Stock Options multiplied by one-third (1/3), at an exercise price per share of Common Stock equal to the option exercise price of such RMCI Stock Options multiplied by three (3). In addition, each holder of warrants to purchase shares of RMCI Common Stock outstanding immediately prior to the Effective Time (the "RMCI Warrants") will, in accordance with the provisions of the RMCI Warrants, receive upon exercise of such warrants, in lieu of the number of shares of RMCI Common Stock provided for by such warrants, that number of whole shares of Common Stock equal to the product of one-third (1/3) multiplied by the number of shares of RMCI Common Stock subject to such RMCI Warrants, at an exercise price per share of Common Stock equal to the warrant exercise price of such RMCI Warrants multiplied by three (3).

    In connection with the Merger, (i) the holders of the 6,408,315 shares RMCI Common Stock which were issued and outstanding at the Effective Time received an aggregate of 2,135,826 shares of Common Stock (and cash in lieu of fractional shares), (ii) the holder of the 100,000 shares of RMCI Series 1996 Preferred Stock which were issued and outstanding at the Effective Time received 100,000 shares of Series 1996 Preferred Stock, (iii) the holders of the 640,000 RMCI Warrants which were outstanding at the Effective Time now hold warrants to purchase an aggregate of 213,333 shares of Common Stock and (iv) the holders of the 1,175,250 RMCI Stock Options which were outstanding at the Effective Time now hold options to purchase an aggregate of 391,750 shares of Common Stock.

    The Ramsay Affiliates received in connection with the Merger an aggregate of 1,162,723 shares of Common Stock (and cash in lieu of fractional shares) in exchange for an aggregate of 3,488,173 shares of RMCI Common Stock, 100,000 shares of Series 1996 Preferred Stock in exchange for 100,000 shares of RMCI Series 1996 Preferred Stock and warrants to purchase an aggregate of 174,999 shares of Common Stock in lieu of an aggregate of 525,000 RMCI Warrants. Mr. Cibran holds options to purchase 25,000 shares of Common Stock in lieu of 75,000 RMCI Stock Options and warrants to purchase an aggregate of 17,499 shares of Common Stock in lieu of 52,500 RMCI Warrants. Dr. Lazoritz received 28,353 shares of Common Stock (and cash in lieu of fractional shares) in exchange for 85,061 shares of RMCI Common Stock and options to purchase an aggregate of 100,000 shares of Common Stock in lieu of an aggregate of 300,000 RMCI Stock Options. Mr. Smith received warrants to purchase 1,000 shares of Common Stock in lieu of 3,000 RMCI Warrants. Mr. Quinn received warrants to purchase 666 shares of Common Stock in lieu of 2,000 RMCI Warrants. All executive officers and directors of the Company as a group (including with respect to Mr. Ramsay, the Ramsay Affiliates) received in connection with the Merger an aggregate of 1,198,746 shares of Common Stock (and cash in lieu of fractional shares) in exchange for an aggregate of 3,596,246 shares of RMCI Common Stock, 100,000 shares of Series 1996 Preferred Stock in exchange for 100,000 shares of RMCI Series 1996 Preferred Stock, options to purchase an aggregate of 259,996 shares of Common Stock in lieu of an aggregate of 780,000 RMCI Stock Options and warrants to purchase an aggregate of 202,828 shares of Common Stock in lieu of an aggregate of 608,500 RMCI Warrants.

    As a result of the Merger, the Company assumed all of the obligations and liabilities of RMCI and, as a result, the amounts payable by RMCI to the Company, which at the Effective Time totalled approximately $7,000,000, became an intercompany payable from RMCI to the Company.

Transactions Involving RMCI Prior to the Merger:
-----------------------------------------------

    Prior to the Effective Time, Ramsay Health Care Pty. Limited (the "Manager"), an affiliate of Paul J. Ramsay, provided managerial services to RMCI pursuant to a management agreement (the "RMCI Management Agreement"). The RMCI Management Agreement provided for the payment of an annual management fee equal to the greater of $100,000 per annum or 0.5% of the gross revenues of RMCI and its subsidiaries for such year. The management fee payable to the Manager under the RMCI Management Agreement was set on the basis of a negotiated amount based on the anticipated time to be spent and out-of-pocket costs to be incurred by personnel of the Manager in performing its duties thereunder. Prior to the Effective Time, during fiscal 1997, RMCI incurred management fees of $91,663 for services performed by the Manager under the RMCI Management Agreement. The RMCI Management Agreement terminated at the Effective Time.

    In April 1995, in connection with the distribution by the Company to its stockholders of the capital stock of RMCI held by it, the Company and RMCI entered into various contractual arrangements governing the distribution and related transactions, including a Distribution Agreement, Corporate Services Agreement, Tax Sharing Agreement and Employee Benefits Agreement. As a result of the Merger, at the Effective Time, these agreements terminated or became intercompany obligations.

    On August 13, 1996, the RMCI Board of Directors approved an offer to the holders of stock options under RMCI's 1994 Stock Option Plan (the "RMCI Repricing Offer") whereby each option holder could exchange existing options with exercise prices of $2.00 per share held by such holder for amended options to purchase the same number of shares of RMCI Common Stock at an exercise price of $1.00 per share (which was in excess of the market price of the RMCI Common Stock at the time); provided that the repriced options would not be exercisable until the date which is six months prior to their expiration date and provided further that vested repriced options would become exercisable earlier in the event that, at the time of exercise, the average of the closing bid and asked prices for the RMCI Common Stock as quoted on the OTC Bulletin Board equalled or exceeded $2.333 (subject to adjustment for events affecting the RMCI Common Stock or the capital structure of RMCI, such as the Merger) per share on at least 15 trading days, which need not be consecutive, subsequent to August 13, 1996. All stock options which were subject to the RMCI Repricing Offer were repriced. After giving effect to the Merger, all RMCI Stock Options became options to purchase Common Stock on the terms described under "The RMCI Merger" above.

    At the request of RMCI, Paul J. Ramsay agreed to surrender certain stock options granted to him under RMCI's 1994 Stock Option Plan in exchange for the issuance to Hospitals Pty. of warrants to purchase RMCI Common Stock. RMCI made this request in order to make additional shares of RMCI Common Stock available for grant under RMCI's 1994 Stock Option Plan. Accordingly, on September 10, 1996, Mr. Ramsay, RMCI and Hospitals Pty. entered into an Exchange Agreement pursuant to which Mr. Ramsay surrendered for cancellation an aggregate of 100,000 RMCI stock options in exchange for the issuance to Hospitals Pty. of warrants (the "Exchanged Warrants") to purchase an aggregate of 100,000 shares of RMCI Common Stock at an exercise price of $1.00 per share. The Exchanged Warrants will be exercisable during the period April 25, 2004 through October 25, 2004. After giving effect to the Merger, the Exchanged Warrants (as was the case for all RMCI Warrants) became warrants to purchase Common Stock on the terms described under "The RMCI Merger" above.

    In June 1996, at the request of RMCI, Hospitals Pty. agreed to loan RMCI up to $3,000,000 for working capital and general corporate purposes (the "Hospitals Pty. Facility"). On June 28, 1996, RMCI borrowed $1,600,000 under the Hospitals Pty. Facility, which was evidenced by a demand promissory note (the "First Hospitals Note") with an interest rate of 12% per annum. In addition, on August 7 and August 8, 1996, RMCI borrowed an aggregate of

$800,000 under the Hospitals Pty. Facility, which was evidenced by a demand promissory note (the "Second Hospitals Note") payable to Hospitals Pty. in the principal amount of the lesser of the amount borrowed or $1,400,000, with an interest rate of 12% per annum. On September 10, 1996, as described below, the First Hospitals Note and the Second Hospitals Note were repaid and cancelled.

    On September 10, 1996, RMCI entered into a stock purchase agreement with Hospitals Pty., pursuant to which Hospitals Pty. purchased 100,000 shares of RMCI Series 1996 Preferred Stock for a purchase price of $3,000,000. The purchase price was paid by (i) offset against the outstanding principal amounts under the First Hospitals Note and the Second Hospitals Note ($1,600,00 and $800,000, respectively), (ii) offset against the aggregate accrued unpaid interest on such notes through September 10, 1996 ($54,667), and (iii) $545,333 in cash. In connection with the purchase of the 100,000 shares of RMCI Series 1996 Preferred Stock by Hospitals Pty., RMCI issued warrants to Hospitals Pty. to purchase 300,000 shares of RMCI Common Stock, at an exercise price of $1.00 per share. After giving effect to the Merger, the 100,000 shares of RMCI Series 1996 Preferred Stock became 100,000 shares of Series 1996 Preferred Stock and the foregoing warrants became warrants to purchase Common Stock on the terms described under "The Merger" above.

    In March 1997, Hospitals Pty. agreed to lend up to an additional $2,000,000 to RMCI for working capital and general corporate purposes under the Hospitals Pty. Facility, which amount was evidenced by a demand promissory note bearing interest at 15% per annum. RMCI agreed to pay Hospitals Pty. a $150,000 facility fee in consideration of making the additional facility available to RMCI. At the Effective Time, $2,750,000 was borrowed by RMCI under the facility. On September 30, 1997, RMCI terminated the Hospitals Pty. Facility. See "Agreements in Connection with Refinancing" below.

The Management Agreement:
-------------------------

    Pursuant to a management agreement (the "Management Agreement") dated June 25, 1992, the Manager provided managerial services to the Company. On September 10, 1996, the Company entered into a letter agreement with the Manager and Holdings Pty. which terminated the Management Agreement effective July 1, 1997. In consideration for this termination, the Company issued to Holdings Pty. warrants to purchase 250,000 shares of Common Stock at an exercise price of $2.63 per share. These warrants are fully exercisable and expire on September 10, 2006.

    Prior to its termination, the Management Agreement provided for the payment of an initial annual management fee of $677,422, subject to increases based on increases in the Consumer Price Index. The management fee payable under the Management Agreement was set on the basis of a negotiated amount based on the time spent by personnel of the Manager in performing the duties pursuant to the Management Agreement. During the fiscal year ended June 30, 1997, the Company incurred management fees of approximately $758,000 for services performed by the Manager under the Management Agreement. In August 1996, the Company entered into a Stock Purchase Agreement with Holdings Pty. and the Manager pursuant to which Holdings Pty. agreed to purchase 275,546 shares of Common Stock at a purchase price of $2.75 per share. The purchase price of $757,752 was payable $2,755.46 in cash and $754,996.54 as a payment by the Company of management fees due for fiscal 1997 under the Management Agreement.

Relationship With Ramsay Affiliates:
------------------------------------

    The Ramsay Affiliates are corporations controlled by the Company's Chairman of the Board, Paul J. Ramsay. At October 15, 1997, Paul J. Ramsay, Ramsay Holdings, Holdings Pty. and Hospitals Pty. owned of record approximately 28.9% of the issued and outstanding shares of Common Stock, 100% of the issued and outstanding shares of Series C Preferred Stock, Series 1996 Preferred Stock and Series 1997-A Preferred Stock, and had an approximate 41.9% voting interest in the Company.

Agreements in Connection with Refinancing:
------------------------------------------

    In September 1997, in connection with the refinancing of the Company's then existing bank, institutional and certain affiliate indebtedness, the Company entered into a Preferred Stock Purchase Agreement with Holdings Pty. pursuant to which Holdings Pty. purchased 4,000 shares of Series 1997-A Preferred Stock at a purchase price of $4,000,000, paid (i) $2,784,333 in cash and (ii) by offset against amounts owed by the Company to Holdings Pty. or its corporate affiliates as (a) accrued and unpaid dividends on Series C Preferred Stock and Series 1996 Preferred Stock ($611,085), (b) indebtedness owed to a corporate affiliate of Holdings Pty. under the Hospitals Pty. Facility ($250,000), and (c) accrued and unpaid interest and net commitment fees ($354,582) in respect of such indebtedness. The Series 1997-A Preferred Stock bears cumulative dividends at an annual rate of 9% (payable subject to certain restrictions set forth in credit documentation to which the Company is a party), has a liquidation preference of $1,000 per share, is optionally redeemable by the Company at any time at a redemption price equal to $1,000 per share plus all accrued and unpaid dividends thereon (the "Redemption Price"), and is mandatorily redeemable by the Company following June 30, 1998 at the Redemption Price in the event that the Company has satisfied certain financial and operational conditions in its credit documentation.

    In September 1997, in connection with a refinancing of the Company's then existing indebtedness, the Company entered into a Subordinated Note Purchase Agreement with Holdings Pty. pursuant to which Holding Pty. purchased $2,500,000 in principal amount of the Company's Series B Subordinated Bridge Notes due September 30, 2005, initially bearing interest at a rate of 11% per annum. The purchase of the Series B Subordinated Bridge Notes was funded with the proceeds of a concurrent repayment of principal of $2,500,000 owed by RMCI to a corporate affiliate of Holdings Pty. under the Hospitals Pty. Facility.

    In September 1997, in connection with the refinancing of the Company's then existing indebtedness, the Company entered into a Common Stock Purchase Agreement (the "Common Stock Purchase Agreement") with Holdings Pty. pursuant to which Holdings Pty. agreed to purchase shares of Common Stock at a purchase price of $5.17 per share (the 30-day average of the closing price of the Common Stock prior to the date of such Agreement) in the event that the Company incurs obligations to make certain payments to the State of Louisiana and to the extent that such payments are in excess of $1,300,000 in the aggregate and such excess exceeds $500,000 in any fiscal year.

    In connection with the refinancing of the Company's then existing indebtedness in September 1997, the Ramsay Affiliates and Luis E. Lamela, Vice Chairman of the Board of the Company, agreed not to exercise options and warrants to purchase shares of Common Stock held by them until the earlier to occur of certain events, including the approval by the stockholders at the Meeting of the amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock.

Exchange Agreement:
-------------------

    At the request of the Company, Paul J. Ramsay agreed to surrender certain options granted to him under the Company's stock option plans in exchange for the issuance to Hospitals Pty. of warrants to purchase Common Stock. The Company made this request in order to make additional shares of Common Stock available for grant under its stock option plans. Accordingly, on September 10, 1996, Mr. Ramsay, the Company and Hospitals Pty. entered into an Exchange Agreement pursuant to which Mr. Ramsay surrendered for cancellation an aggregate of 476,070 stock options to purchase shares of Common Stock in exchange for the issuance to Hospitals Pty. of warrants to purchase 500,000 shares of Common Stock at an exercise price of $2.75 per share. The warrants will be exercisable during the period December 31, 2002 through June 30, 2003, provided that the warrants will be exercisable earlier in the event that, at the time of exercise, the closing price for the Common Stock as quoted on NASDAQ equalled or exceeded $7.00 (subject to adjustment for events affecting the Common Stock or the capital structure of the Company) per share on at least 15 trading days, which need not be consecutive, subsequent to September 10, 1996. These warrants are not currently exercisable.

Other Arrangements:
-------------------

    The Company and RMCI entered into indemnification agreements with their respective directors and executive officers. These agreements provide that the directors and executive officers will be indemnified to the fullest possible extent permitted by Delaware law against all expenses (including attorneys' fees), judgments, fines, penalties, taxes and settlement amounts paid or incurred by them in any action or proceeding (including any action by or in the right of the Company, RMCI or any of their respective subsidiaries or affiliates) on account of their service as directors, officers, employees, fiduciaries or agents of the Company, RMCI or any of their respective subsidiaries or affiliates and their service at the request of the Company, RMCI or any of their respective subsidiaries or affiliates as directors, officers, employees, fiduciaries or agents of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise.

    Thomas M. Haythe, a director of the Company (and prior to the Merger, of RMCI), is a partner of the New York City law firm of Haythe & Curley, which firm rendered legal services to the Company and RMCI during fiscal year 1997 and will continue to render legal services to the Company in the future.

    The Company amended its consulting agreement on February 1, 1997 with Summa Healthcare Group, Inc. ("Summa"), a company of which Luis E. Lamela, the Vice Chairman of the Board of the Company, is the principal stockholder. Under the consulting agreement, Summa provided the Company with advisory and consulting services in connection with strategic planning, business development and investor relations for a fee of $30,000 per month, as well as a success fee to be negotiated in good faith between the Company and Summa with respect to any significant transactions involving the Company as to which Summa rendered substantial consulting or advisory services. During the fiscal year ended June 30, 1997, the Company paid Summa $237,500 in connection with its advisory and consulting services. In connection with a similar consulting agreement between Summa and RMCI, as a result of the Merger, the Company assumed RMCI's obligation to pay $200,000 in success fees to Summa for Summa's services in connection with the Merger and the sale by RMCI prior to the Merger of its HMO subsidiary (the "HMO Sale"). Prior to the Summa Merger (as defined below), Summa assigned the right to receive these fees to Mr. Lamela. The fees are payable by the Company following

June 30, 1998 in the event that the Company satisfies certain financial and operational conditions under its credit documentation.

    On July 1, 1997, the Company, Ramsay Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company, and Summa entered into an Agreement and Plan of Merger, pursuant to which Summa merged with and into Ramsay Acquisition Corp. in October 1997, whereupon Summa became a wholly owned subsidiary of the Company (the "Summa Merger"). The aggregate consideration paid by the Company in the Summa Merger consisted of $300,000 in cash, 250,000 shares of Common Stock and warrants to purchase an aggregate of 500,000 shares of Common Stock at $3.25 per share (of which, Mr. Lamela received $270,027 in cash, 225,023 shares of Common Stock and warrants to purchase 450,045 shares of Common Stock).

    As a result of the Merger, the Company assumed an obligation of RMCI to pay $100,000 in success fees to Peter J. Evans, a director of the Company (and prior to the Merger, of RMCI). These fees are payable to Mr. Evans for his services to RMCI in connection with the Merger and the HMO Sale. Mr. Evans has been paid $50,000 of these fees, and the remaining $50,000 is payable following June 30, 1998 in the event that the Company satisfies certain financial and operational conditions under its credit documentation.

    The offices of Florida Psychiatric Management, Inc. and Florida Psychiatric Associates, Inc., both wholly owned subsidiaries of the Company, in Orlando, Florida and certain of their clinics and other offices are leased from partnerships of which Dr. Martin Lazoritz and other employees of the Company are partners. Total rental expense under these leases for the fiscal year ended June 30, 1997 was $369,369, of which $30,398 was incurred by the Company subsequent to the Merger.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.


                                                RAMSAY HEALTH CARE, INC.


DATED: OCTOBER 28, 1997                         By/s/ Bert G. Cibran
       ------------------                       ----------------------------------------------
                                                BERT G. CIBRAN
                                                PRESIDENT AND PRINCIPAL EXECUTIVE OFFICER

DATED: OCTOBER 28, 1997                         By/s/ Carol C. Lang
       ------------------                       ----------------------------------------------
                                                CAROL C. LANG
                                                PRINCIPAL FINANCIAL OFFICER


    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                SIGNATURE/TITLE
                                                ---------------

DATED: OCTOBER 28, 1997                         By    *
       ------------------                       ----------------------------------------------
                                                PAUL J. RAMSAY
                                                CHAIRMAN OF THE BOARD AND DIRECTOR

DATED: OCTOBER 28, 1997                         By    *
       ------------------                       ----------------------------------------------
                                                LUIS E. LAMELA
                                                EXECUTIVE VICE CHAIRMAN OF THE BOARD AND
                                                DIRECTOR

DATED: OCTOBER 28, 1997                         By    *
       ------------------                       ----------------------------------------------
                                                AARON BEAM, JR.
                                                DIRECTOR

DATED: OCTOBER 28, 1997                         By    *
       ------------------                       ----------------------------------------------
                                                PETER J. EVANS
                                                DIRECTOR

                                                SIGNATURE/TITLE
                                                ---------------

DATED: OCTOBER 28, 1997                         By    *
       ------------------                       ----------------------------------------------------------
                                                THOMAS M. HAYTHE
                                                DIRECTOR

DATED: OCTOBER 28, 1997                         By    *
       ------------------                       ----------------------------------------------------------
                                                STEVEN J. SHULMAN
                                                DIRECTOR

DATED: OCTOBER 28, 1997                         By    *
       ------------------                       ----------------------------------------------------------
                                                MICHAEL S. SIDDLE
                                                DIRECTOR

*    By/s/ Bert G. Cibran
       -----------------------------------------
       Bert G. Cibran
       Attorney-in-Fact