Form 10-Q
period 1997-09-30
RAMSAY HEALTH CARE INC
filed 1997-11-19
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
(MARK ONE)
         /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)


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


The number of shares of the Registrant's Common Stock outstanding as of November 19, 1997, follows:

          Common Stock, par value $0.01 per share -10,848,327 shares

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX
                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements.............................................     1

 Consolidated balance sheets--September 30, 1997 and June 30, 1997
   (unaudited)............................................................     1

 Consolidated statements of operations - quarters ended September 30,
   1997 and  1996 (unaudited).............................................     3

 Consolidated statements of cash flows - quarters ended September 30, 1997
   and 1996 (unaudited)...................................................     4

 Notes to consolidated financial statements - September 30, 1997
   (unaudited)............................................................     5

 Item 1. Legal Proceedings................................................     8

 Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................     8

 PART II.  OTHER INFORMATION

 Item 5. Other Information................................................    14

 Item 6. Exhibits and Current Reports on Form 8-K.........................    14

 SIGNATURES...............................................................    16

                         PART I.  FINANCIAL INFORMATION

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              SEPTEMBER 30       JUNE 30
                                                                  1997             1997
                                                              --------------  -------------
ASSETS
Current assets
 Cash and cash equivalents..................................    $  4,113,000   $  1,723,000
 Patient accounts receivable, less allowances for doubtful
  accounts of $4,166,000 and $4,386,000 at September 30,
  1997 and June 30, 1997, respectively......................      24,933,000     25,802,000
 Amounts due from third-party contractual agencies..........       5,260,000      5,653,000
 Other receivables..........................................       3,123,000      3,139,000
 Other current assets.......................................       1,829,000      1,699,000
                                                                ------------   ------------
   Total current assets.....................................      39,258,000     38,016,000


Other assets
 Cash held in trust.........................................         827,000        827,000
 Cash held for debt expected to be refinanced...............      12,300,000            ---
 Cost in excess of net asset value of purchased businesses..      19,120,000     19,281,000
 Other intangible assets....................................       4,500,000      4,680,000
 Unamortized preopening and loan costs......................       3,582,000      1,837,000
 Deferred income taxes......................................       9,411,000      9,411,000
 Other noncurrent assets....................................       1,296,000      1,155,000
                                                                ------------   ------------
   Total other assets.......................................      51,036,000     37,191,000

Property and equipment
 Land.......................................................       5,025,000      5,025,000
 Buildings and improvements.................................      71,720,000     71,190,000
 Equipment, furniture and fixtures..........................      23,188,000     22,294,000
                                                                ------------   ------------
                                                                  99,933,000     98,509,000

 Less accumulated depreciation..............................      33,706,000     32,527,000
                                                                ------------   ------------
                                                                  66,227,000     65,982,000
                                                                ------------   ------------

                                                                $156,521,000   $141,189,000
                                                                ============   ============

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                 SEPTEMBER 30      JUNE 30
                                                                     1997            1997
                                                                --------------  --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable.............................................   $  6,120,000    $  7,284,000
 Accrued salaries and wages...................................      6,235,000       6,282,000
 Hospital and medical claims payable..........................      1,750,000       1,975,000
 Other accrued liabilities....................................      4,568,000       5,218,000
 Amounts due to third-party contractual agencies..............      7,123,000       7,075,000
 Current portion of long-term debt............................        695,000         222,000
                                                                 ------------    ------------
 Total current liabilities....................................     26,491,000      28,056,000
Noncurrent liabilities
 Other accrued liabilities....................................      6,419,000       6,617,000
 Long-term debt, less current portion.........................     49,375,000      35,632,000
 Short term debt expected to be refinanced....................     12,300,000      11,622,000
 Minority interests...........................................         94,000          80,000
                                                                 ------------    ------------
     Total noncurrent liabilities.............................     68,188,000      53,951,000

Commitments and contingencies

Class B convertible redeemable preferred stock, Series
 1997, $1 par value - authorized 100,000 shares;
 issued 100,000 shares (liquidation value of
 $2,500,000)..................................................      2,401,000             ---

Class B redeemable preferred stock, Series 1997-A,
$1 par value - authorized 4,000 shares; issued
 4,000 shares (liquidation value of $4,000,000)...............      4,001,000             ---

Stockholders' equity
 Class B convertible preferred stock, Series C, $1
  par value--authorized 152,321 shares; issued
  142,486 shares (liquidation value of $7,244,000)............        142,000         504,000

 Class B convertible preferred stock, Series 1996, $1
  par value--authorized 100,000 shares; issued
  100,000 shares (liquidation value of $3,000,000)............      3,000,000       3,121,000

 Common stock, $.01 par value--authorized
  20,000,000 shares; issued 11,167,393 shares at
  September 30, 1997 and 11,150,640 shares at June
  30, 1997....................................................        112,000         112,000
 Additional paid-in capital...................................    106,249,000     106,332,000
 Retained earnings (deficit)..................................    (50,164,000)    (46,988,000)
 Treasury stock--581,550 common shares at
  September 30, 1997 and June 30, 1997, at cost...............     (3,899,000)     (3,899,000)
                                                                 ------------    ------------
                                                                   55,440,000      59,182,000
                                                                 ------------    ------------
   Total stockholders' equity.................................   $156,521,000    $141,189,000
                                                                 ============    ============

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                  QUARTER ENDED SEPTEMBER 30
                                                                  ---------------------------
                                                                      1997           1996
                                                                  -------------  ------------

Provider-based operations.......................................   $31,561,000    $31,315,000
Managed care operations.........................................     6,132,000            ---
Investment income and other.....................................        62,000        220,000
                                                                   -----------    -----------

TOTAL REVENUES..................................................    37,755,000     31,535,000

Expenses:
 Salaries, wages and benefits...................................    19,347,000     16,616,000
 Managed care provider expenses.................................     2,387,000            ---
 Other operating expenses.......................................    11,566,000     11,024,000
 Provision for doubtful accounts................................     1,099,000        889,000
 Depreciation and amortization..................................     1,638,000      1,313,000
 Interest and other financing charges...........................     1,320,000      1,545,000
                                                                   -----------    -----------

TOTAL EXPENSES..................................................    37,357,000     31,387,000
                                                                   -----------    -----------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM...............       398,000        148,000
Income taxes....................................................           ---            ---
                                                                   -----------    -----------

INCOME BEFORE EXTRAORDINARY ITEM................................       398,000        148,000
Extraordinary item:
 Loss from early extinguishment of debt.........................    (3,574,000)           ---
                                                                   -----------    -----------

NET INCOME (LOSS)...............................................   $(3,176,000)   $   148,000
                                                                   ===========    ===========

Income (loss) per common and dilutive common equivalent share:
Primary:
 Before extraordinary item......................................   $      0.03    $      0.01
 Extraordinary item.............................................         (0.34)           ---
                                                                   -----------    -----------
                                                                   $     (0.31)   $      0.01
                                                                   ===========    ===========
Fully diluted:
 Before extraordinary item......................................   $      0.03    $      0.01
 Extraordinary item.............................................         (0.34)           ---
                                                                   -----------    -----------
                                                                   $     (0.31)   $      0.01
                                                                   ===========    ===========
Weighted average number of shares outstanding:
 Primary........................................................    10,576,000      8,174,000
 Fully diluted..................................................    10,580,000      8,174,000

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     QUARTER ENDED SEPTEMBER 30
                                                                    ----------------------------
                                                                        1997           1996
                                                                    -------------  -------------
Cash flows from operating activities
Net income (loss).................................................  $ (3,176,000)   $   148,000
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
 Depreciation and amortization....................................     1,638,000      1,386,000
 Loss from early extinguishment of debt...........................     3,574,000            ---
 Provision for doubtful accounts..................................     1,099,000        889,000
 Management fees paid in common stock.............................           ---        189,000
 Cash flows from (increase) decrease in operating assets:
     Accounts receivable..........................................      (230,000)    (1,343,000)
     Amounts due from third-party contractual agencies............       393,000      2,742,000
     Other current assets.........................................      (423,000)      (583,000)
     Other noncurrent assets......................................      (141,000)       (60,000)
 Cash flows from increase (decrease) in operating liabilities:
     Accounts payable.............................................    (1,729,000)      (683,000)
     Accrued salaries, wages and other liabilities................      (526,000)      (109,000)
     Hospital and medical claims payable..........................      (225,000)           ---
     Amounts due to third-party contractual agencies..............        48,000        870,000
                                                                    ------------    -----------
     Total adjustments............................................     3,478,000      3,298,000
                                                                    ------------    -----------
     Net cash provided by operating activities....................       302,000      3,446,000
                                                                    ------------    -----------
Cash flows from investing activities
 Expenditures for property and equipment..........................    (1,398,000)      (654,000)
 Preopening and other costs.......................................       (35,000)       (23,000)
                                                                    ------------    -----------
     Net cash used in financing activities........................    (1,433,000)      (677,000)
                                                                    ------------    -----------
Cash flows from financing activities
 Payment of loan costs............................................    (2,325,000)      (101,000)

 Proceeds from exercise of stock options and employee
     stock purchase plan..........................................        47,000            ---

 Distributions to minority interests..............................           ---       (900,000)

 Proceeds from issuance of debt, net of cash held for debt to be
     refinanced...................................................    41,100,000            ---
 Payments on debt.................................................   (38,256,000)    (3,428,000)

 Payments related to early extinguishment of debt.................    (2,229,000)           ---
 Cost of issuance of Series 1997 preferred stock..................      (100,000)           ---
 Proceeds from preferred stock issues.............................     5,284,000            ---
 Payment of preferred stock dividends.............................           ---        (91,000)
 Cash held in trust...............................................           ---        161,000
                                                                    ------------    -----------
         Net cash provided by (used in) financing activities......     3,521,000     (4,359,000)
                                                                    ------------    -----------
Net increase (decrease) in cash and cash equivalents..............     2,390,000     (1,590,000)

Cash and cash equivalents at beginning of period..................     1,723,000      7,605,000
                                                                    ------------    -----------
Cash and cash equivalents at end of period........................  $  4,113,000    $ 6,015,000
                                                                    ============    ===========

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
 Interest.........................................................  $  1,034,000    $ 1,254,000
 Income taxes.....................................................       458,000         13,000

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 1997


NOTE 1

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are, unless otherwise discussed in this report, of a normal recurring nature and have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

NOTE 2

  On September 30, 1997, the Company refinanced its existing senior and subordinated secured notes, its variable rate demand revenue bonds and its demand note to a corporate affiliate of Paul J. Ramsay, the Company's Chairman of the Board and a significant shareholder of the Company, with proceeds from a credit facility consisting of term and revolving credit debt of $38,500,000 (the "Senior Credit Facility") and the sale of $2,500,000 of Class B Preferred Stock, Series 1997 (the "Series 1997 Preferred Stock") to a financial institution. In addition, on September 30, 1997, the Company issued a $17,500,000 subordinated bridge facility, of which $15,000,000 was purchased by a financial institution and $2,500,000 was purchased by a corporate affiliate of Mr. Ramsay (the "Bridge Facility").

  Under the terms of the Senior Credit Facility, the Company was provided (a) a $12,500,000 term loan, (b) a $10,000,000 term loan and (c) a revolving credit facility (the "Revolver") for an amount up to the lesser of $16,000,000 or the borrowing base of the Company's receivables (defined as 70% of the Company's patient accounts receivable, receivables due from managed care customers and receivables due from customers whose behavioral health operations are managed by the Company). In addition, on September 30, 1997, the Company entered into an agreement with a corporate affiliate of Mr. Ramsay pursuant to which the corporate affiliate purchased 4,000 shares of non-convertible, non-voting Class B Preferred Stock, Series 1997-A ("Series 1997-A Preferred Stock"), $1.00 par value, at $1,000 per share. The shares are entitled to cumulative dividends at a rate of 9% per annum ($360,000 per year) and to a liquidation preference of $1,000 per share under certain circumstances. The Series 1997-A Preferred Stock shall be redeemed at a price of $1,000 per share and dividends on the Series C Preferred Stock, Series 1996 Preferred Stock and Series 1997-A Preferred Stock (all of which are held by corporate affiliates of Mr. Ramsay) shall be paid provided (a) the Company's EBITDA (as defined in the Company's credit documentation) for its fiscal year ending June 30, 1998 is equal to or greater than $16,500,000, (b) the Company has availability under the Revolver in excess of $4,000,000, (c) the financial institution syndicates a portion of the Revolver and (d) the Bridge Facility is refinanced as described below.

The Bridge Facility, which is unsecured and is due and payable in September 2005, bears interest at rates ranging from 11% to 12.5% through September 1998, at which time the interest rate increases to 13%. The Bridge Facility is expected to be refinanced with the proceeds of a private placement of $17,500,000 8-year senior subordinated notes prior to March 31, 1998.

  In connection with the refinancing of the Company's debt on September 30, 1997, the Company also sold to the financial institution, which effected the refinancing, $2,500,000 of Series 1997 Preferred Stock. The Series 1997 Preferred Stock is non-voting, is senior to the Series C Preferred Stock, the Series 1996 Preferred Stock and the Series 1997-A Preferred Stock in liquidation and as to dividends, is convertible, at the option of the holder, into 394,945 shares of Common Stock, is optionally redeemable by the Company at a premium beginning in September 2000, and is mandatorily redeemable at the earlier to occur of a change in control of the Company or September 2007. Dividends on the Series 1997 Preferred Stock are payable quarterly at 9%, or $56,250 per quarter, unless the Company is unable to meet a fixed charge ratio provided in the Senior Credit Facility, at which time dividends accrue at 11%.

  The Company has pledged substantially all of its real property, receivables and other assets as collateral for the Senior Credit Facility.

NOTE 3

  In April 1995, the Company sold and leased back the land, buildings and fixed equipment of two of its inpatient facilities. The leases have a primary term of 15 years (with three successive renewal options of 5 years each) and currently require an aggregate annual minimum rental of approximately $1,620,000, payable monthly. Effective April 1 of each year, the lease payments are subject to any upward adjustment (not to exceed 3% annually) in the consumer price index over the preceding twelve months. Effective April 1995, the Company agreed to lease an 80-bed facility near Salt Lake City, Utah for four years, with an option to renew for an additional three years. The lease requires annual base rental payments of $456,000, payable monthly, and percentage rental payments equal to 2% of the net revenues of the facility, payable quarterly. The Company leases office space for various other purposes over terms ranging from one to five years. Annual rent expense related to noncancellable operating leases totals approximately $4,000,000.

NOTE 4

  Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 1997, net operating loss carryovers of approximately $26,800,000 (of which approximately $14,300,000 expires from 2001 to 2002, $5,700,000 expires in 2010 and $6,800,000 expires from 2011 to 2012) and alternative minimum tax credit carryovers of approximately $1,140,000 are available to reduce future federal income taxes, subject to certain annual limitations.

NOTE 5

  On October 1, 1996, the Company and Ramsay Managed Care, Inc. ("RMCI") entered into a merger agreement providing for the acquisition of RMCI by a wholly owned subsidiary of the Company. The transaction was approved by the shareholders of both companies on April 18, 1997 and became effective on June 10, 1997, at which time the results of operations of RMCI are included in the Company's statement of operations. The merger was structured as a tax-free exchange recorded using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon their fair value at the date of acquisition.

  In exchange for all of the outstanding shares of RMCI common and preferred stock, the Company issued 2,135,826 shares of Common Stock (valued based on the closing price of the Company's Common Stock on June 10, 1997 of $3.00 per share) and 100,000 shares of Series 1996 Preferred Stock, which are convertible into 1,000,000 shares of Common Stock. In addition, amounts owed by RMCI to the Company, totalling approximately $7,000,000 on June 10, 1997, were included as a portion of the consideration for the acquisition of RMCI. The Company also assumed all liabilities of RMCI as of June 10, 1997, including a $2,750,000 obligation (and related unpaid accrued interest and commitment fees of approximately $300,000) owed by RMCI to a corporate affiliate of Mr. Ramsay. This obligation was refinanced in September 1997 (see Note 2 above).

  Pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of July 1, 1997, between a wholly owned subsidiary of the Company and Summa Healthcare Group, Inc. ("Summa"), the Company agreed to acquire Summa for $300,000 in cash, 250,000 shares of the Company's Common Stock and fully exercisable warrants to purchase 500,000 shares of the Company's Common Stock, with an exercise price of $3.25 per share (the fair market value of the Company's Common Stock on the date of the Merger Agreement) and an expiration date of July 2007. The principal assets of Summa, whose principal stockholder is Luis E. Lamela, the Vice Chairman, a director and, effective January 1, 1998, the Chief Executive Officer of the Company, consist of projects in the specialty managed care and health services industry. These projects were undertaken by the Company on October 9, 1997, the effective date of the merger.

ITEM 1.  LEGAL PROCEEDINGS

  On March 31, 1997, RMCI (now a subsidiary of the Company) sold all of the issued and outstanding shares of its HMO subsidiary to RoTech Medical Corporation ("RoTech") pursuant to a Stock Purchase Agreement dated October 30, 1996. On November 4, 1997, RoTech commenced an action in the Circuit Court of Orange County, Florida against the Company and RMCI. The complaint asserts a claim for contractual indemnity and a claim of breach of contract. Although damages are unspecified, it appears that the complaint seeks damages of approximately $5.8 million, an amount in excess of the purchase price for the HMO subsidiary. The Company believes that the claims are without merit and intends to vigorously defend these proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Company's strategy is to maintain and enhance its position as a leading high-quality provider and manager of specialty managed care and behavioral healthcare services. The Company's strategic objectives include:

 . Pursue Youth Services Opportunities. The Company's youth services division actively pursues contracts to provide care that address the needs of the increasing population of at-risk and troubled youth. The division offers specialized programs for adjudicated and non-adjudicated youth with developmental disabilities, children and adolescent males and females with emotional and behavioral disorders, and juvenile offenders.

 . Assess Existing Products, Services and Markets. The Company evaluates its existing products, services, markets and facilities against financial and quality performance standards. In targeted geographic markets where demand warrants, the Company's youth services and managed care products will be expanded. In non-target markets, where economic, competitive, social and/or legislative factors do not support profitable or strategic delivery of services, products and facility operations will be phased out or modified to generate acceptable levels of financial performance.

 . Expand Managed Care Business. The Company actively pursues the management and coordination of behavioral healthcare for populations served under Medicaid and other government programs and will organize new and expand current systems which provide care for these beneficiaries.

 .  Pursue Capitated Behavioral Healthcare Contracts.

 . Identify New Product Development Opportunities. The Company intends to identify new market niches and to apply its expertise to develop products and specialized programs which serve these markets.

  In connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that this Quarterly Report on Form 10-Q contains forward-looking statements about the Company. The Company is hereby setting forth cautionary statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements or information made by or on behalf of or concerning the Company. Some of the most significant factors include (i) accelerating changes occurring in the healthcare industry, including competition from consolidating and integrated healthcare provider systems and managers of healthcare, the imposition of more stringent admission criteria by payors, increased payor pressures to limit lengths of stay, limitations on reimbursement rates and limitations on annual and lifetime patient health benefits, (ii) federal and state governmental budgetary constraints which could have the effect of limiting the amount of funds available to support governmental healthcare programs, including Medicare and Medicaid, (iii) statutory, regulatory and administrative changes or interpretations of existing statutory and regulatory provisions affecting the conduct of the Company's business and affecting current and prior reimbursement for the Company's services and (iv) the loss of significant managed care customers or the loss of a significant number of members from the Company's provider network. There can be no assurance that any anticipated future results will be achieved. As a result of the factors identified above and other factors, the Company's actual results or financial or other condition could vary significantly from the performance or financial or other condition set forth in any forward-looking statements or information.

RESULTS OF OPERATIONS

  Net revenues from provider based operations totaled $31.6 million in the quarter ended September 30, 1997, compared to $31.3 million in the comparable quarter of the prior fiscal year. Inpatient revenues from the Company's same facility behavioral health operations, including youth services, decreased approximately $1.4 million between periods as youth services revenues, which increased between periods, are generally less on a per-patient-day basis than that of acute inpatient revenues, which decreased between periods. Outpatient revenues decreased $0.5 million and subacute revenues increased $2.5 million between periods due to a decrease in outpatient visits and an increase in subacute patient days, respectively, between periods. Also, the incremental revenues in the current year period associated with a facility opened by the Company in December 1996 were less than the reduction in revenues between periods of a facility which was leased to an unaffiliated company on August 1, 1997. These two facilities are hereinafter referred to as the "Other Facilities."

  Net revenues associated with the Company's managed care operations, which were acquired by the Company on June 10, 1997, totaled $6.1 million. Based on two additional contracts which became effective September 1, 1997 and cover more than 250,000 new lives, the Company expects that its managed care revenues will increase in future quarters.

  Salaries, wages and benefits in the quarter ended September 30, 1997 were $19.3 million, compared to $16.6 million in the comparable quarter of the prior fiscal year. A decrease in same facility salaries, wages and benefits of $0.4 million (or 2.9%), as well as a $0.4 million decrease related to the Other Facilities, was offset by a $1.2 million increase in subacute salaries, wages and benefits (due to the additional patient volume) and $2.2 million of salaries, wages and benefits related to the Company's managed care operations.

  Managed care provider expenses relate to the provider costs, including medical professionals, inpatient facilities and outpatient centers, associated with managing and providing the delivery of behavioral healthcare services on behalf of the Company's managed care customers. The Company provides for claims incurred but not yet reported based on its past experience, together with current factors. The overall ratio of managed care provider expenses to the related revenues was consistent with management's expectations in the quarter ended September 30, 1997.

  Other operating expenses in the quarter ended September 30, 1997 were $11.6 million, compared to $11.0 million in the comparable quarter of the prior fiscal year. A decrease in same facility other operating expenses of $0.7 million (or 8.7%), as well as a $0.2 million decrease related to the Other Facilities, was offset by a $0.5 million increase in other operating expenses of the Company's subacute units (due to the additional patient volume) and $1.0 million of other operating expenses related to the Company's managed care operations.

  The provision for doubtful accounts in the quarter ended September 30, 1997 was $1.1 million, or 3.5% of revenues from provider-based operations, which compares reasonably to the provision for doubtful accounts of $0.9 million, or 2.8% of revenues from provider-based operations, in the comparable quarter of the prior fiscal year.

  Depreciation and amortization increased from $1.3 million in the comparable prior year quarter to $1.6 million in the quarter ended September 30, 1997 primarily due to the current period amortization of intangible assets recorded in connection with the RMCI merger in June 1997.

  Interest and other financing charges decreased from $1.5 million in the comparable prior year quarter to $1.3 million in the quarter ended September 30, 1997 through principal payments made on the Company's former credit facilities from September 30, 1996 to March 31, 1997. As mentioned previously, the Company refinanced its credit facilities on September 30, 1997.

  The Company did not record a provision for income taxes in the current or prior year quarter based on an adjustment to the deferred tax valuation allowance recorded against its deferred tax assets.

  The Company's credit facilities which were refinanced on September 30, 1997 included senior and subordinated debt held by a group of life insurance companies (the "Life Company Debt") which had terms extending through March 2000. In connection with the extinguishment of its former credit facilities, the Company incurred and paid a $2.2 million prepayment penalty associated with the Life Company Debt, incurred legal fees of $0.1 million and wrote-off unamortized loan costs related to this debt of $1.3 million. In accordance with Statement of Financial Accounting Standards Number 4, this amount is reported as an extraordinary item in the Company's statement of operations.

FINANCIAL CONDITION

  The Company records amounts due to or from third-party contractual agencies (Medicare, Medicaid and Blue Cross) based on its best estimate, using the principles of cost reimbursement, of amounts to be ultimately received or paid under current and prior years' cost reports filed (or to be filed) with the appropriate intermediaries. Ultimate settlements and other lump sum adjustments due from and paid to these intermediaries occur at various times during the fiscal year. At September 30, 1997, amounts due from Medicare, Medicaid and Blue Cross totaled $3.2 million, $0.9 million and $1.2 million, respectively. Also, at September 30, 1997, amounts due to Medicare, Medicaid and Blue Cross totaled $6.0 million, $0.9 million and $0.2 million, respectively. Changes in these amounts since June 30, 1997 are the result of fiscal intermediary lump sum adjustments, prior year cost report settlements and current year estimated settlements recorded during the three months ended September 30, 1997.

  In connection with the merger of RMCI in June 1997, the Company recorded cost in excess of net asset value of purchased businesses of approximately $18.8 million and identifiable intangible assets, which included the value of RMCI's established clinical protocols and existing managed care contracts, of approximately $4.7 million. The identifiable intangible assets are expected to be recovered over periods ranging from four to fifteen years and cost in excess of net asset value of purchased businesses is expected to be recovered over a 25-year period.

  The Company has net deferred tax assets totaling approximately $14.6 million, which are reduced by a valuation allowance of approximately $5.2 million, at September 30, 1997. Management has considered the effects of implementing tax-planning strategies, consisting of the sales of certain appreciated property, as the primary basis for recognizing deferred tax assets at September 30, 1997.
The ultimate realization of deferred tax assets may be affected by changes in the underlying values of the properties considered in the Company's tax planning strategies, which values are dependent upon the operating results and cash flows of the individual properties. The Company evaluates the realizability of its deferred tax assets on a quarterly basis by reviewing its tax planning strategies and the adequacy of its valuation allowance.

  As mentioned elsewhere, on September 30, 1997, the Company refinanced its then existing credit facilities through borrowings totalling $50.0 million. Consequently, the amounts which were due within one year at June 30, 1997 under the Company's former credit facilities, totaling $11.6 million, were excluded from current liabilities at June 30, 1997 since the refinancing resulted in this amount being outstanding for an uninterrupted period extending beyond one year from June 30, 1997. In connection with this refinancing, the Company (a) issued the Series 1997 Preferred Stock and the Series 1997-A Preferred Stock which, based on the redemption features of these issues, are not reflected as stockholders' equity in the accompanying balance sheet, (b) wrote off unamortized loan costs and letter of credit fees related to its former credit facilities of approximately $1.3 million, (c) incurred loan costs of approximately $3.4 million and (d) created a cash collateral account to redeem by December 1, 1997 the remaining $12.3 million of principal (and related accrued interest) due on its outstanding variable rate demand revenue bonds.

LIQUIDITY AND CAPITAL RESOURCES

  Under the terms of the Senior Credit Facility, the Company was provided (a) a $12.5 million term loan, payable in 18 quarterly installments ranging from approximately $0.4 million to $0.9 million, beginning July 1, 1998, (b) a $10 million term loan, payable in 20 quarterly installments of $62,500, beginning January 1, 1998 and eight quarterly installments of approximately $1.0 million, beginning January 1, 2003, (c) the Revolver for an amount up to the lesser of $16 million or the borrowing base of the Company's receivables, as defined in the Senior Credit Facility, and (d) a $17.5 million unsecured Bridge Facility, of which $15.0 million was purchased by the financial institution and $2.5 million was purchased by a corporate affiliate of Mr. Ramsay. The Bridge Facility provides for a contingent payment obligation ("CPO") in the event that it is not refinanced prior to March 31, 1998. The CPO would be payable (i) upon the earlier to occur of certain events (each, an "Event"), including a change of control involving the Company, a public offering by the Company of Common Stock, the repayment after March 1998 of the Bridge Facility, and September 30, 2002, (ii) by the issuance of shares of Common Stock, as required by the Senior Credit Facility and (iii) in an amount which is to be determined immediately prior to an Event, depending on the date of the Event, either (a) by reference to a percentage of the increase in the aggregate market value for the Company's Common Stock, calculated on a fully-diluted basis, over a base amount or (b) by reference to a percentage of the aggregate market value for the Company's Common Stock, calculated on a fully-diluted basis, on the date of the Event. It is contemplated that any refinancing of the Bridge Facility would also contain a CPO based upon a percentage increase in the aggregate market value for the Company's Common Stock, calculated on a fully-diluted basis, over a base amount. The Senior Credit Facility permits the Bridge Facility to be refinanced with subordinated indebtedness provided by a corporate affiliate of Mr. Ramsay on specified terms, including the provision of a CPO by the Company to a corporate affiliate of Mr. Ramsay based upon a percentage increase in the aggregate market value for the Company's Common Stock, calculated on a fully-diluted basis, over a base amount.

  Also, on September 30, 1997, a corporate affiliate of Mr. Ramsay purchased additional preferred shares in the Company and, under certain limited circumstances related to an estimated liability, agreed to purchase Common Stock at a price of $5.17 per share (the 30-day average stock price prior to the closing). As a result, on September 30, 1997, the Company entered into an agreement with a corporate affiliate of Mr. Ramsay pursuant to which the corporate affiliate purchased 4,000 shares of Series 1997-A Preferred Stock at $1,000 per share. The purchase price, which totaled $4.0 million, was paid by
(i) offset against approximately $0.6 million in dividends accrued through September 30, 1997 on the Series C Preferred Stock and the Series 1996 Preferred Stock, (ii) offset against approximately $0.4 million in unpaid accrued interest and commitment fees on the former demand note owed to a corporate affiliate of Mr. Ramsay, (iii) $0.25 million in principal due on the former demand note which was not refinanced with proceeds of the Bridge Facility and (iv) approximately $2.8 million in cash. Provided certain operating and financing targets are achieved by September 30, 1998, the Series 1997-A Preferred Stock is mandatorily redeemable and the Revolver will increase to $20 million.

  Proceeds of the refinancing were used as follows: (a) principal repayments of $27.5 million of 11.6% senior secured notes and $1.4 million of 15.6% subordinated secured notes held by a group of insurance companies, (b) repayment of $3.4 million of bank debt created on September 2, 1997 upon the redemption of one of the Company's variable rate demand revenue bonds, (c) repayment of approximately $0.9 million of accrued interest on the above obligations, (d) creation of a cash collateral account in an amount totaling approximately $12.9 million which will be used to redeem $12.3 million of principal due on outstanding variable rate demand revenue bonds and to pay accrued interest thereon on their redemption dates of November 3, 1997 and December 1, 1997, (e) repayment of $2.5 million of the $2.75 million loan to a corporate affiliate of Mr. Ramsay, (f) payment of a $2.2 million prepayment penalty to the group of insurance companies holding the senior and subordinated secured notes and (g) transaction costs totaling approximately $2.8 million. In order to satisfy these payments, the amount drawn down on the Revolver totaled approximately $8.3 million on September 30, 1997. In addition, the Company drew down an additional $1.7 million on the Revolver on September 30, 1997, leaving the unused portion of the Revolver at $6 million.

  The Senior Credit Facility and the Bridge Facility require that the Company meet certain covenants, including (i) the maintenance of certain fixed charge, interest coverage and leverage ratios, (ii) the maintenance of a minimum level of EBITDA and tangible net worth (as defined in these agreements) and (iii) a limitation on capital expenditures. The Company is also required to meet an adjusted minimum fixed charge ratio, which includes preferred dividends payable in the calculation thereof, in order to pay dividends on the Series 1997 Preferred Stock. The Company's credit facilities also prohibit the payments of cash dividends to the common shareholders of the Company.

  During the three months ended September 30, 1997, net cash provided by the operating activities of the Company decreased approximately $3.1 million from the comparable quarter of the prior year. This decrease is primarily the result of cost report settlements received from third-party contractual agencies in the prior year period of $2.7 million, compared to $0.4 million in the current year period.

  The Company's current primary cash requirements relate to its normal operating expenses and routine capital improvements at its facilities. Also, the State of Louisiana has taken the position that certain disproportionate share payments were improperly paid to two of the Company's Louisiana facilities. See Part II. Other Information, "Item 5. Other Information" below.

  On the basis of its historical cash collection experience, its projected cash needs and the refinancing of the Company's debt on September 30, 1997, the Company believes that its cash resources and internally generated funds from future operations will be sufficient to meet its current cash requirements and future identifiable needs.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

  During fiscal year 1996, the State of Louisiana requested repayment of disproportionate share payments received by two of the Company's Louisiana facilities in fiscal years 1995 and 1994 totaling approximately $5.0 million. The repayment requests related to a) alleged overpayments made to the Company's former Three Rivers Hospital, which was closed on June 30, 1995, because the State of Louisiana believed Three Rivers' actual annual inpatient volume was less than its projection of annual inpatient volume made at the beginning of its 1994 cost reporting year and b) alleged improper teaching hospital payments made to Three Rivers Hospital and Bayou Oaks Hospital because the State believed these facilities were not qualifying teaching hospitals at the time these payments were made. The Company believes that certain of the calculations which support the State's calculation have not been considered. Further, the Company believes that, based on its understanding of the rules and regulations in place at the time the teaching hospital payments were made, payments received as a result of the teaching classification were appropriate.

  The Company believes that this matter may be settled for an amount significantly less than the State's initial requests. Any settlement of this matter will be contingent upon the execution of settlement documentation, the terms of which have not been agreed upon. Further, there can be no assurance that the Company and the State will agree on a settlement amount or the terms and conditions of settlement documentation. The Company intends to vigorously contest any position by the State of Louisiana which the Company considers adverse and believes that adequate provision has been made in its financial statements for the estimated amount which might be recovered from the Company as a result of this matter. Additionally, the Company believes that the resolution of this matter will not have a material adverse effect on its liquidity.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

     The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are as follows:

     Exhibit 3.14 Schedules to Preferred Stock Purchase Agreement dated as of September 30, 1997 between the Company and General Electric Capital Corporation (filed as Exhibit 3.11 to the Company's Annual Report on Form 10-K for the year ended June 30,
                     1997).

     Exhibit 10.110 Employment Agreement dated as of October 1, 1997 by and between the Company and Luis E. Lamela.

     Exhibit 10.111 Schedules to Credit Agreement dated as of September 30, 1997 among the Company, The Lenders from Time to Time Party Thereto,

                     General Electric Capital Corporation, as Administrative Agent, and GECC Capital Markets Group, as Syndication Agent (filed as Exhibit 10.106 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997).

     Exhibit 10.112 Schedules to Subordinated Note Purchase Agreement dated as of September 30, 1997 among the Company, as Issuer, General Electric Capital Corporation and Paul Ramsay Holdings Pty. Limited, as Purchasers (filed as Exhibit 10.107 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997).

     Exhibit 11      Computation of Net Income (Loss) per Share

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



               RAMSAY HEALTH CARE, INC.
               Registrant


                  /s/ Carol C. Lang
                ---------------------
               Carol C. Lang
               Chief Financial Officer



Date:  November 19, 1997