Form 10-Q
period 1997-12-31
RAMSAY HEALTH CARE INC
filed 1998-02-19
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
(MARK ONE)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 [FEE REQUIRED]

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

          The number of shares of the Registrant's Common Stock outstanding as of February 19, 1998, follows:

     Common Stock, par value $0.01 per share - 10,871,850 shares

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


                                   FORM 10-Q



                                     INDEX


                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements....................................................    1

Consolidated balance sheets - December 31, 1997 and June 30, 1997 (unaudited)...    1

Consolidated statements of operations - three and six months ended
     December 31, 1997 and 1996 (unaudited).....................................    3

Consolidated statements of cash flows - six months ended December 31, 1997
     and 1996 (unaudited).......................................................    4

Notes to consolidated financial statements - December 31, 1997 (unaudited)......    5

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations.......................................................    7

PART II. OTHER INFORMATION

Item 5. Other Information.......................................................   14

Item 6. Exhibits and Current Reports on Form 8-K................................   14

SIGNATURES......................................................................   15

                         PART I.  FINANCIAL INFORMATION

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                        DECEMBER 31       JUNE 30
                                                                           1997            1997
                                                                       ------------    ------------
ASSETS

Current assets
 Cash and cash equivalents.........................................    $  2,570,000    $  1,723,000
 Patient accounts receivable, less allowances for doubtful
  accounts of $4,041,000 and $4,386,000 at December 31, 1997 and
   June 30, 1997 respectively......................................      27,035,000      25,802,000
 Amounts due from third-party contractual agencies.................       5,386,000       5,653,000
 Other receivables.................................................       2,794,000       3,139,000
 Other current assets..............................................       2,566,000       1,699,000
                                                                       ------------    ------------
  Total current assets.............................................      40,351,000      38,016,000



Other assets
 Cash held in trust................................................         830,000         827,000
 Cost in excess of net asset value of purchased businesses.........      22,298,000      19,281,000
 Other intangible assets...........................................       4,319,000       4,680,000
 Unamortized preopening and loan costs.............................       3,553,000       1,837,000
 Deferred income taxes.............................................       9,411,000       9,411,000
 Other noncurrent assets...........................................       1,158,000       1,155,000
                                                                       ------------    ------------
  Total other assets...............................................      41,569,000      37,191,000


Property and equipment
 Land..............................................................       5,025,000       5,025,000
 Buildings and improvements........................................      72,311,000      71,190,000
 Equipment, furniture and fixtures.................................      23,883,000      22,294,000
                                                                       ------------    ------------
                                                                        101,219,000      98,509,000

 Less accumulated depreciation.....................................      34,776,000      32,527,000
                                                                       ------------    ------------
                                                                         66,443,000      65,982,000
                                                                       ------------    ------------

                                                                       $148,363,000    $141,189,000
                                                                       ============    ============

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                              DECEMBER 31        JUNE 30
                                                                                 1997             1997
                                                                             ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable........................................................    $  5,209,000     $  7,284,000
 Accrued salaries and wages..............................................       6,577,000        6,282,000
 Hospital and medical claims payable.....................................       2,230,000        1,975,000
 Other accrued liabilities...............................................       4,480,000        5,218,000
 Amounts due to third-party contractual agencies.........................       7,138,000        7,075,000
 Current portion of long-term debt.......................................       1,150,000          222,000
                                                                             ------------     ------------
  Total current liabilities..............................................      26,784,000       28,056,000


Noncurrent liabilities
 Other accrued liabilities...............................................       5,614,000        6,617,000
 Long-term debt, less current portion....................................      50,125,000       35,632,000
                                                                                      ---       11,622,000
 Minority interests......................................................         102,000           80,000
                                                                             ------------     ------------
  Total noncurrent liabilities...........................................      55,841,000       53,951,000


Commitments and contingencies

Class B convertible redeemable preferred stock,
 Series 1997, $1 par value - authorized 100,000 shares; issued 100,000 shares (liquidation value of $2,500,000), net of issuance costs of
  $100,000...............................................................       2,400,000              ---
Class B redeemable preferred stock, Series 1997-A,
  $1 par value - authorized 4,000 shares; issued 4,000 shares
   (liquidation value of $4,000,000) including accrued dividends of
   $91,000...............................................................       4,091,000              ---

Stockholders' equity
 Class B convertible preferred stock, Series C, $1
  par value - authorized 152,321 shares; issued 142,486 shares
   (liquidation value of $7,244,000) including accrued dividends.........         233,000          504,000
 Class B convertible preferred stock, Series 1996,
  $1 par value - authorized 100,000 shares; issued 100,000 shares
   (liquidation value of $3,000,000) including accrued dividends.........       3,038,000        3,121,000
 Common stock, $.01 par value - authorized
  30,000,000 shares; issued 11,442,361 shares at December 31, 1997
   and 11,150,640 shares at June 30, 1997................................         115,000          112,000
 Additional paid-in capital..............................................     109,168,000      106,332,000
 Retained earnings (deficit).............................................     (49,408,000)     (46,988,000)
 Treasury stock -- 581,550 common shares at
  December 31, 1997 and June 30, 1997, at cost...........................      (3,899,000)      (3,899,000)
                                                                            -------------    -------------
    Total stockholders' equity...........................................      59,247,000       59,182,000
                                                                             ------------     ------------

                                                                             $148,363,000     $141,189,000
                                                                             ============     ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                          QUARTER ENDED               SIX MONTHS ENDED
                                                           DECEMBER 31                  DECEMBER 31
                                                    -------------------------   ----------------------------
                                                       1997          1996            1997           1996
                                                    -----------   -----------   --------------   -----------

Provider - based operations......................   $32,767,000   $34,970,000     $64,327,000    $66,405,000
Managed care operations..........................     7,076,000           ---      13,208,000            ---
Investment income and other......................       134,000       102,000         197,000        202,000
                                                    -----------   -----------     -----------    -----------

TOTAL REVENUES...................................    39,977,000    35,072,000      77,732,000     66,607,000


Expenses:
 Salaries, wages and benefits....................    20,257,000    16,647,000      39,604,000     33,263,000
 Managed care provider expenses..................     3,009,000           ---       5,396,000            ---
 Other operating expenses........................    11,747,000    11,332,000      23,313,000     22,356,000
 Provision for doubtful accounts.................     1,094,000     1,260,000       2,193,000      2,149,000
 Depreciation and amortization...................     1,643,000     1,280,000       3,281,000      2,593,000
 Interest and other financing charges............     1,471,000     1,489,000       2,791,000      3,034,000
                                                    -----------   -----------     -----------    -----------

TOTAL EXPENSES...................................    39,221,000    32,008,000      76,578,000     63,395,000

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
 ITEM............................................       756,000     3,064,000       1,154,000      3,212,000

Income taxes.....................................           ---     1,221,000             ---      1,221,000
                                                    -----------   -----------     -----------    -----------

INCOME BEFORE EXTRAORDINARY ITEM.................       756,000     1,843,000       1,154,000      1,991,000
Extraordinary item:
 Loss from early extinguishment of debt..........           ---           ---      (3,574,000)           ---
                                                    -----------   -----------   -------------    -----------

NET INCOME (LOSS)................................   $   756,000   $ 1,843,000   $  (2,420,000)   $ 1,991,000
                                                    ===========   ===========   =============    ===========


Income (loss) per common and dilutive common equivalent share:

Basic:
 Before extraordinary item.......................   $      0.04   $      0.21     $      0.07    $      0.22
 Extraordinary item..............................           ---           ---           (0.33)           ---
                                                    -----------   -----------     -----------    -----------
                                                    $      0.04   $      0.21     $     (0.26)   $      0.22
                                                    ===========   ===========     ===========    ===========

Diluted:
 Before extraordinary item.......................   $      0.04   $      0.19     $      0.06    $      0.20
 Extraordinary item..............................           ---           ---           (0.29)           ---
                                                    -----------   -----------     -----------    -----------
                                                    $      0.04   $      0.19     $     (0.23)   $      0.20
                                                    ===========   ===========     ===========    ===========

Weighted average number of shares outstanding:
 Basic...........................................    10,827,000     8,389,000      10,701,000      8,282,000
 Diluted.........................................    13,390,000     9,832,000      12,417,000      9,773,000

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                     SIX MONTHS ENDED DECEMBER 31
                                                                    ------------------------------
                                                                         1997            1996
                                                                    --------------   -------------

Cash flows from operating activities
Net income (loss)................................................    $ (2,420,000)    $ 1,991,000
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
 Depreciation and amortization, including loan costs.............       3,424,000       2,739,000
 Loss from early extinguishment of debt..........................       3,574,000             ---
 Provision for deferred income taxes.............................             ---         951,000
 Provision for doubtful accounts.................................       2,193,000       2,149,000
 Management and director fees paid in common stock...............             ---         922,000
 Cash flows from (increase) decrease in operating assets:
  Patient accounts receivable....................................      (3,426,000)     (3,578,000)
  Amounts due from third-party contractual agencies..............         267,000       3,541,000
  Other current assets...........................................        (831,000)       (620,000)
  Receivable from affiliated company.............................             ---        (608,000)
  Other noncurrent assets........................................          (3,000)       (303,000)
 Cash flows from increase (decrease) in operating liabilities:
  Accounts payable...............................................      (2,075,000)       (250,000)
  Accrued salaries, wages and other liabilities..................      (1,074,000)        353,000
  Hospital and medical claims payable............................         255,000             ---
  Amounts due to third-party contractual agencies................          63,000       1,181,000
                                                                     ------------     -----------
   Total adjustments.............................................       2,367,000       6,477,000
                                                                     ------------     -----------
     Net cash provided by (used in) operating activities.........         (53,000)      8,468,000
                                                                     ------------     -----------
 Cash flows from investing activities
  Expenditures for property and equipment, net...................      (2,760,000)     (1,743,000)
  Preopening and other costs.....................................         (35,000)       (349,000)
  Acquisition of business........................................        (300,000)            ---
  Cash held in trust.............................................          (3,000)        288,000
                                                                     ------------     -----------
   Net cash used in investing activities.........................      (3,098,000)     (1,804,000)
                                                                     ------------     -----------
 Cash flows from financing activities
  Loan costs.....................................................      (3,079,000)       (115,000)
  Proceeds from issuance of debt.................................      54,900,000             ---
  Proceeds from exercise of options and stock purchases..........         130,000             ---
  Distributions to minority interests............................             ---        (900,000)
  Payments on debt...............................................     (50,851,000)     (4,103,000)
  Payments related to early extinguishment of debt...............      (2,229,000)            ---
  Cost of issuance of Series 1997 preferred stock................        (100,000)            ---
  Proceeds from preferred stock issues...........................       5,284,000             ---
  Payment of preferred stock dividends...........................         (57,000)        (91,000)
                                                                      -----------     -----------
   Net cash provided by (used in) financing activities...........       3,998,000      (5,209,000)
                                                                     ------------     -----------
 Net increase in cash and cash equivalents.......................         847,000       1,455,000
 Cash and cash equivalents at beginning of period................       1,723,000       7,605,000
                                                                     ------------     -----------
 Cash and cash equivalents at end of period......................    $  2,570,000     $ 9,060,000
                                                                     ============     ===========

 Supplemental Disclosures of Cash flow Information
 Cash paid during the period for:
  Interest.......................................................    $    969,000     $ 1,254,000
  Income taxes...................................................         458,000          13,000

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               DECEMBER 31, 1997


NOTE 1

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are, unless otherwise discussed in this report, of a normal recurring nature and have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter and six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

NOTE 2

     On September 30, 1997, the Company refinanced its existing senior and subordinated secured notes, its variable rate demand revenue bonds and its demand note to a corporate affiliate of Paul J. Ramsay, the Company's Chairman of the Board and a significant shareholder of the Company, with proceeds from a credit facility consisting of term and revolving credit debt of $38,500,000 (the "Senior Credit Facility") and the sale of $2,500,000 of Class B Preferred Stock, Series 1997 (the "Series 1997 Preferred Stock") to a financial institution. In addition, on September 30, 1997, the Company issued a $17,500,000 subordinated bridge facility, of which $15,000,000 was purchased by the financial institution and $2,500,000 was purchased by a corporate affiliate of Mr. Ramsay (the "Bridge Facility").

     Under the terms of the Senior Credit Facility, the Company was provided (i) a $12,500,000 term loan, (ii) a $10,000,000 term loan and (iii) a revolving credit facility (the "Revolver") for an amount up to the lesser of $16,000,000 or the borrowing base of the Company's receivables (defined as 70% of the Company's patient accounts receivable, receivables due from managed care customers and receivables due from customers whose behavioral health operations are managed by the Company). The borrowing base of the Company's receivables may be further reduced by the financial institution based on a material deterioration in the collectibility or value of the Company's receivables or with respect to contingent or known material liabilities.

     In addition, on September 30, 1997, the Company entered into an agreement with a corporate affiliate of Mr. Ramsay pursuant to which the corporate affiliate purchased 4,000 shares of non-convertible, non-voting Class B Preferred Stock, Series 1997-A (the "Series 1997-A Preferred Stock"), $1.00 par value, at $1,000 per share. The shares are entitled to cumulative dividends at a rate of 9% per annum ($360,000 per year) and to a liquidation preference of $1,000 per share under certain

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

circumstances. The Series 1997-A Preferred Stock shall be redeemed at a price of $1,000 per share and dividends on the Series C Preferred Stock, Series 1996 Preferred Stock and Series 1997-A Preferred Stock (all of which are held by corporate affiliates of Mr. Ramsay) shall be paid provided (i) the Company's EBITDA (as defined in the Company's credit documentation) for its fiscal year ending June 30, 1998 is equal to or greater than $16,500,000, (ii) the Company has availability under the Revolver in excess of $4,000,000, (iii) the financial institution syndicates a portion of the Revolver and (iv) the Bridge Facility is refinanced or paid.

     The Bridge Facility, which is unsecured and is due and payable in September 2005, bears interest at rates ranging from 11% to 12.5% through September 1998, at which time the interest rate increases to 13%. In the event the Bridge Facility is not refinanced prior to March 30, 1998, the Company will incur a contingent payment obligation (the "CPO") to the financial institution which holds $15,000,000 of the Bridge Facility (the "Series A Bridge Notes"). The CPO is payable (i) upon the earlier to occur of certain events (each, an "Event"), including a change of control involving the Company, a public offering by the Company of Common Stock, the repayment after March 30, 1998 of the Series A Bridge Notes and September 30, 2002, and (ii) in cash or Common Stock, at the option of the Company. Under the terms of the CPO, on the date prior to an Event, the fully-diluted aggregate market value of the Company's Common Stock shall be calculated and, provided the Event occurs after March 30, 1998 but prior to October 1, 1998, the CPO shall equal 9% of the increase in the fully-diluted aggregate market value of the Company's Common Stock (as defined) over $39.3 million. Provided the Event occurs after September 30, 1998, the CPO shall equal 14% of the aggregate market value of the Company's Common Stock, calculated on a fully-diluted basis (as defined).

     In connection with the refinancing of the Company's debt on September 30, 1997, the Company also sold to the financial institution, which effected the refinancing, $2,500,000 of Series 1997 Preferred Stock. The Series 1997 Preferred Stock is non-voting, is senior to the Series C Preferred Stock, the Series 1996 Preferred Stock and the Series 1997-A Preferred Stock in liquidation and as to dividends, is initially convertible, at the option of the holder, into 394,945 shares of Common Stock, is optionally redeemable by the Company at a premium beginning in September 2000, and is mandatorily redeemable at the earlier to occur of a change in control of the Company or September 2007. Dividends on the Series 1997 Preferred Stock are payable quarterly at 9%, or $56,250 per quarter, unless the Company is unable to meet a fixed charge ratio provided in the Senior Credit Facility, at which time dividends accrue at 11%.

     The Company has pledged substantially all of its real property, receivables and other assets as collateral for the Senior Credit Facility.

NOTE 3

     In April 1995, the Company sold and leased back the land, buildings and fixed equipment of two of its inpatient facilities. The leases have a primary term of 15 years (with three successive renewal options of 5 years each) and currently require an aggregate annual minimum rental of approximately $1,650,000, payable monthly. Effective April 1 of each year, the lease payments are subject to any upward adjustment (not to exceed 3% annually) in the consumer price index over the preceding twelve months. Effective April 1995, the Company agreed to lease an 80-bed facility near Salt Lake City, Utah for four years, with an option to renew for an additional three years. The lease requires annual base rental payments of $456,000, payable monthly, and percentage rental payments equal to 2% of the net revenues of the facility, payable quarterly.
The Company leases office space for various other purposes over terms ranging from one to five years. Annual rent expense related to

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

noncancellable operating leases totals approximately $4,000,000.

NOTE 4

     Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1997, net operating loss carryovers of approximately $26,800,000 (of which approximately $14,300,000 expires from 2001 to 2002, $5,700,000 expires in 2010 and $6,800,000 expires from 2011 to 2012) and alternative minimum tax credit carryovers of approximately $1,140,000 are available to reduce future federal income taxes, subject to certain annual limitations.

NOTE 5

     On October 1, 1996, the Company and Ramsay Managed Care, Inc. ("RMCI") entered into a merger agreement providing for the acquisition of RMCI by a wholly owned subsidiary of the Company. The transaction was approved by the shareholders of both companies on April 18, 1997 and became effective on June 10, 1997, at which time the results of operations of RMCI were included in the Company's statement of operations. The merger was structured as a tax-free exchange recorded using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon their fair value at the date of acquisition.

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

     On October 9, 1997, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of July 1, 1997, between a wholly owned subsidiary of the Company and Summa Healthcare Group, Inc. ("Summa"), the Company acquired Summa for $300,000 in cash, 250,000 shares of the Company's Common Stock and fully exercisable warrants to purchase 500,000 shares of the Company's Common Stock, with an exercise price of $3.25 per share (the fair market value of the Company's Common Stock on the date of the Merger Agreement) and an expiration date of July 2007. The principal assets of Summa, whose principal stockholder is Luis E. Lamela, the Vice Chairman, a director and, as of January 1, 1998, the Chief Executive Officer of the Company, consist of projects in the specialty managed care and health services industry. These projects were undertaken by the Company on October 9, 1997, the effective date of the merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's strategic plan is focused on repositioning the Company for growth in the at-risk youth services industry and strengthening the Company's financial position. The Company has engaged an investment banking firm to assist in the execution of this growth strategy. The firm will advise the Company in connection with acquisitions and other strategic initiatives necessary to expand the Company's existing youth services business. In addition, the investment banking firm will render advisory services in association with the divestiture of some of the Company's non-youth services businesses, with proceeds to be used to repay outstanding indebtedness and for general corporate purposes.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

     In connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that this Quarterly Report on Form 10-Q contains forward-looking statements about the Company. The Company is hereby setting forth cautionary statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements or information made by or on behalf of or concerning the Company. Some of the most significant factors include (i) the inability of the Company to effect its foregoing strategic plan, (ii) accelerating changes occurring in the healthcare industry, including competition from consolidating and integrated healthcare provider systems and managers of healthcare, the imposition of more stringent admission criteria by payors, increased payor pressures to limit lengths of stay, limitations on reimbursement rates and limitations on annual and lifetime patient health benefits, (iii) federal and state governmental budgetary constraints which could have the effect of limiting the amount of funds available to support governmental healthcare programs, including Medicare and Medicaid, (iv) statutory, regulatory and administrative changes or interpretations of existing statutory and regulatory provisions affecting the conduct of the Company's business and affecting current and prior reimbursement for the Company's services and (v) the loss of major managed care customers or the loss of a significant number of members from the Company's provider network. There can be no assurance that any anticipated future results would be achieved. As a result of the factors identified above and other factors, the Company's actual results or financial or other condition could vary significantly from the performance or financial or other condition set forth in any forward-looking statements or information.


RESULTS OF OPERATIONS


QUARTER ENDED DECEMBER 31, 1997 COMPARED TO
QUARTER ENDED DECEMBER 31, 1996

     Revenues from provider-based operations in the quarter ended December 31, 1997 were $32.8 million, compared to $35.0 million in the comparable quarter of the prior fiscal year. Revenues from youth services in residential treatment settings increased from $5.5 million (16% of provider-based revenues) in the prior year quarter to $7.6 million (23% of provider-based revenues) in the current year quarter. However, revenues from the Company's facility-based operations (including acute psychiatric inpatient and outpatient services and subacute services) declined from $25.5 million in the prior year quarter to $23.7 million in the current year quarter. Provider-based revenues related to contract management services, which represent approximately 3% of provider-based revenues, remained stable between periods, increasing only $0.1 million. In addition, provider-based revenues in the prior year quarter include the impact of a favorable cash judgement awarded the Company by the courts of the State of Missouri. In this matter, the courts ruled that the Company's facility in Nevada, Missouri had received insufficient reimbursement from the Missouri Department of Social Services for the provision of behavioral health care to Medicaid patients from 1990 to 1996. This judgment, net of related costs, increased net revenues in the quarter ended December 31, 1996 by $2.4 million.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

     Revenues associated with the Company's managed care operations, which commenced in June 1997 upon the acquisition of RMCI, totalled $7.1 million in the quarter ended December 31, 1997 and approximated management's expectations.

     Salaries, wages and benefits in the quarter ended December 31, 1997 were $20.3 million, compared to $16.6 million in the comparable quarter of the prior fiscal year. Salaries, wages and benefits related to provider-based operations increased $0.7 million, or 4%, between quarters primarily as a result of an increase in census at the Company's subacute units, which increased salaries, wages and benefits in these units by $1.1 million between quarters. Salaries, wages and benefits related to the Company's other provider-based operations decreased $0.4 million between quarters because the Company's youth services business, which increased between quarters, is less labor intensive than the Company's acute psychiatric inpatient and outpatient business, which decreased between quarters. In addition, salaries, wages and benefits related to the Company's managed care operations totalled $2.5 million in the current year quarter and salaries, wages and benefits at the Company's corporate headquarters increased $0.4 million between quarters.

     Managed care provider expenses relate to the provider costs, including medical professionals, inpatient facilities and outpatient centers, associated with managing and providing the delivery of behavioral healthcare services on behalf of the Company's managed care customers. The Company provides for claims incurred but not yet reported based on its past experience, together with current factors. The overall ratio of managed care provider expenses to the related revenues was consistent with management's expectations in the quarter ended December 31, 1997.

     Other operating expenses in the quarter ended December 31, 1997 were $11.7 million, compared to $11.3 million in the comparable quarter of the prior fiscal year. Other operating expenses related to the Company's provider-based operations remained stable between quarters, whereas operating expenses at the Company's corporate headquarters decreased $0.4 million between quarters. Other operating expenses related to the Company's managed care operations totalled $0.9 million in the current year quarter.

     The provision for doubtful accounts relates to provider-based operations and, in the quarter ended December 31, 1997, was $1.1 million, or 3.3% of revenues from provider-based operations, which compares reasonably to the provision for doubtful accounts of $1.3 million, or 3.6% of revenues from provider-based operations, in the comparable quarter of the prior fiscal year.

     Depreciation and amortization increased from $1.3 million in the comparable prior year quarter to $1.6 million in the quarter ended December 31, 1997 primarily due to the current period amortization of intangible assets recorded in connection with the RMCI merger in June 1997 and the Summa merger in October 1997.

     Interest and other financing charges remained stable between quarters at $1.5 million as the increase in the Company's average outstanding borrowings between quarters (as a result of its refinancing on September 30, 1997) of approximately $5.0 million was offset by a decrease of one percentage point in the overall interest and financing cost yield on its borrowings between quarters.

     The Company did not record a provision for income taxes in the current year quarter based on an adjustment to the deferred tax valuation allowance recorded against its deferred tax assets.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO
SIX MONTHS ENDED DECEMBER 31, 1996

     Revenues from provider-based operations in the six months ended December 31, 1997 were $64.3 million, compared to $66.4 million in the comparable period of the prior fiscal year. Revenues from youth services in residential treatment settings increased from $10.7 million (16% of provider-based revenues) in the prior year period to $14.5 million (23% of provider-based revenues) in the current year period. However, revenues from the Company's facility-based operations (including acute psychiatric inpatient and outpatient services and subacute services) declined from $50.4 million in the prior year period to $46.8 million in the current year period. Provider-based revenues related to contract management services, which represent approximately 4% of provider-based revenues, remained relatively stable between periods, increasing only $0.1 million. In addition, provider-based revenues in the prior year period include the impact of the aforementioned favorable cash judgement awarded the Company by the courts of the State of Missouri, which increased net revenues in the prior year six-month period by $2.4 million.

     Revenues associated with the Company's managed care operations totalled $13.2 million in the six months ended December 31, 1997 and approximated management's expectations.

     Salaries, wages and benefits in the six months ended December 31, 1997 were $39.6 million, compared to $33.2 million in the comparable period of the prior fiscal year. Salaries, wages and benefits related to provider-based operations increased $1.1 million, or 3%, between periods primarily as a result of an increase in census at the Company's subacute units, which increased salaries, wages and benefits in these units by $2.3 million between periods. Salaries, wages and benefits related to the Company's other provider-based operations decreased $1.2 million between periods because the Company's youth services business, which increased between periods, is less labor intensive than the Company's acute psychiatric inpatient and outpatient business, which decreased between periods. In addition, salaries, wages and benefits related to the Company's managed care operations totalled $4.6 million in the current year period and salaries, wages and benefits at the Company's corporate headquarters increased $0.7 million between periods.

     Managed care provider expenses for the six months ended December 31, 1997 were $5.4 million, or 41% of revenues from managed care operations. The overall ratio of managed care provider expenses to the related revenues was consistent with management's expectations in the six months ended December 31, 1997.

     Other operating expenses in the six months ended December 31, 1997 were $23.3 million, compared to $22.4 million in the comparable period of the prior fiscal year. Other operating expenses related to the Company's provider-based operations decreased $0.6 million, or 3%, between periods and other operating expenses at the Company's corporate headquarters decreased $0.3 million between periods. Other operating expenses related to the Company's managed care operations totalled $1.9 million in the current year six-month period.

     The provision for doubtful accounts relates to provider-based operations and, in the six months ended December 31, 1997, was $2.2 million, or 3.4% of revenues from provider-based operations, which compares reasonably to the provision for doubtful accounts of $2.1 million, or 3.2% of revenues from provider-based operations, in the comparable period of the prior fiscal year.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

     Depreciation and amortization increased from $2.6 million in the comparable prior year six-month period to $3.3 million in the six months ended December 31, 1997 primarily due to the current period amortization of intangible assets recorded in connection with the RMCI merger in June 1997 and the Summa merger in October 1997.

     Interest and other financing charges decreased from $3.0 million in the prior year six-month period to $2.8 million in the current year period. This decrease is the result of (i) a slight decrease in the Company's average outstanding borrowings between each six-month period and (ii) a decrease of approximately one-half of one percentage point in the overall interest and financing cost yield on its borrowings between each six-month period.

     The Company did not record a provision for income taxes in the six months ended December 31, 1997 based on an adjustment to the deferred tax valuation allowance recorded against its deferred tax assets.

     The Company's credit facilities refinanced on September 30, 1997 included senior and subordinated debt held by a group of life insurance companies (the "Life Company Debt") which had terms extending through March 2000. In connection with the refinancing of its former credit facilities, the Company incurred and paid a $2.2 million prepayment penalty associated with the Life Company Debt, incurred legal fees of $0.1 million and wrote-off unamortized loan costs related to this debt of $1.3 million. In accordance with Statement of Financial Accounting Standards No. 4, this amount is reported as an extraordinary item in the Company's statement of operations.

FINANCIAL CONDITION

     The Company records amounts due to or from third-party contractual agencies (Medicare, Medicaid and Blue Cross) based on its best estimate, using the principles of cost reimbursement, of amounts to be ultimately received or paid under current and prior years' cost reports filed (or to be filed) with the appropriate intermediaries. Ultimate settlements and other lump sum adjustments due from and paid to these intermediaries occur at various times during the fiscal year. At December 31, 1997, amounts due from Medicare, Medicaid and Blue Cross totalled $3.1 million, $1.0 million and $1.3 million, respectively. Also, at December 31, 1997, amounts due to Medicare, Medicaid and Blue Cross totalled $5.7 million, $0.9 million and $0.5 million, respectively. Changes in these amounts since June 30, 1997 are the result of fiscal intermediary lump sum adjustments, prior year cost report settlements and current year estimated settlements recorded during the six months ended December 31, 1997.

     In connection with the merger of RMCI in June 1997, the Company recorded cost in excess of net asset value of purchased businesses of approximately $18.8 million and identifiable intangible assets of approximately $4.7 million, which included the value of RMCI's established clinical protocols and existing managed care contracts. The identifiable intangible assets are expected to be recovered over periods ranging from four to fifteen years and cost in excess of net asset value of purchased businesses is expected to be recovered over a 25-year period.

     In connection with the acquisition of Summa on October 9, 1997, the Company recorded cost in excess of net asset value of purchased businesses of approximately $3.4 million, which included (i) cash consideration of $300,000,
(ii) the issuance of Common Stock, which had a market value on October 9, 1997 of $1.2 million and (iii) the issuance of warrants, which had an estimated fair value on October 9, 1997 of approximately $1.9 million (using a Black-Scholes pricing model). The issuance of Common Stock and warrants increased the Company's additional paid-in capital by $3.1

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

million on the date of the acquisition. The cost in excess of net asset value of purchased businesses is expected to be recovered over a 10-year period, based on the incremental cash flow expected to be derived from the acquisition.

     The Company has net deferred tax assets totaling approximately $14.4 million, which are reduced by a valuation allowance of approximately $5.0 million, at December 31, 1997. Management has considered the effects of implementing tax-planning strategies, consisting of the sales of certain appreciated property, as the primary basis for recognizing deferred tax assets at December 31, 1997. The ultimate realization of deferred tax assets may be affected by changes in the underlying values of the properties considered in the Company's tax planning strategies, which values are dependent upon the operating results and cash flows of the individual properties. The Company evaluates the realizability of its deferred tax assets on a quarterly basis by reviewing its tax planning strategies and the adequacy of its valuation allowance.

     As mentioned previously, on September 30, 1997, the Company refinanced its then existing credit facilities through borrowings totalling $50.0 million. Consequently, the amounts which were due within one year at June 30, 1997 under the Company's former credit facilities, totaling $11.6 million, were excluded from current liabilities at June 30, 1997 since the refinancing resulted in this amount being outstanding for an uninterrupted period extending beyond one year from June 30, 1997. In connection with this refinancing, the Company (i) issued the Series 1997 Preferred Stock and the Series 1997-A Preferred Stock which, based on the redemption features of these issues, are not reflected as stockholders' equity in the accompanying balance sheet, (ii) wrote off unamortized loan costs and letter of credit fees related to its former credit facilities of approximately $1.3 million, (iii) incurred loan costs of approximately $3.6 million and (iv) created a cash collateral account which was used to redeem, by December 1, 1997, $12.3 million of principal (and related accrued interest) due on the Company's previously outstanding variable rate demand revenue bonds.

LIQUIDITY AND CAPITAL RESOURCES

     Under the terms of the Senior Credit Facility, the Company was provided (i) a $12.5 million term loan, payable in 18 quarterly installments ranging from approximately $0.4 million to $0.9 million, beginning July 1, 1998, (ii) a $10 million term loan, payable in 20 quarterly installments of $62,500, beginning January 1, 1998 and eight quarterly installments of approximately $1.0 million, beginning January 1, 2003, (iii) the Revolver, due and payable on September 30, 2002, for an amount up to the lesser of $16 million or the borrowing base of the Company's receivables, as defined in the Senior Credit Facility and (iv) a $17.5 million unsecured Bridge Facility, of which $15.0 million was purchased by the financial institution and $2.5 million was purchased by a corporate affiliate of Mr. Ramsay. At December 31, 1997, drawings under the Revolver totalled $11.25 million.

     Provided the Bridge Facility is not refinanced prior to March 30, 1998, the financial institution which holds the Series A Bridge Note is entitled to a CPO, which is payable in cash or Common Stock, at the option of the Company, as described in Note 2 above. The Company does not believe that the CPO will have a material adverse effect on its liquidity, given its ability to satisfy the CPO through the issuance of additional shares of Common Stock.

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

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

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

     Proceeds of the refinancing were used as follows: (a) principal repayments of $27.5 million of 11.6% senior secured notes and $1.4 million of 15.6% subordinated secured notes held by a group of insurance companies, (b) repayment of $3.4 million of bank debt created on September 2, 1997 upon the redemption of one of the Company's variable rate demand revenue bonds, (c) repayment of approximately $0.9 million of accrued interest on the above obligations, (d) creation of a cash collateral account which was used to redeem $12.3 million of principal due on outstanding variable rate revenue bonds and to pay accrued interest thereon on their redemption dates of November 3, 1997 and December 1, 1997, (e) repayment of $2.5 million of the $2.75 million loan to a corporate affiliate of Mr. Ramsay, (f) payment of a $2.2 million prepayment penalty to the group of insurance companies holding the senior and subordinated secured notes and (g) transaction costs totaling approximately $2.8 million.

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

     During the six months ended December 31, 1997, net cash provided by the operating activities of the Company decreased approximately $8.5 million from the comparable period of the prior year. This decrease is primarily the result of (i) a net decrease in the change between periods in cost report settlements received from or paid to third-party contractual agencies of $4.4 million, (ii) a $0.8 million reduction in net income before extraordinary item between periods and (iii) a net decrease in the change between periods in accounts payable, accrued salaries and wages and other liabilities of $3.3 million.

     The Company's current primary cash requirements relate to its normal operating expenses, debt service, lease payments on the Company's leased facilities, and routine capital improvements at its facilities. Also, the State of Louisiana has taken the position that certain disproportionate share payments were improperly paid to two of the Company's Louisiana facilities. See Part II. Other Information, "Item 5. Other Information" below.

     The Company believes that its cash resources, including the availability of additional funds under the Revolver and internally-generated funds from future operations, will be sufficient to meet its current cash requirements and future identifiable needs.

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

     The Company believes that this matter may be settled for an amount significantly less than the State's initial requests. Any settlement of this matter will be contingent upon the execution of settlement documentation, the terms of which have not been agreed upon. Further, there can be no assurance that the Company and the State will agree on a settlement amount or the terms and conditions of settlement documentation. The Company intends to vigorously contest any position by the State of Louisiana which the Company considers adverse and believes that adequate provision has been made in its financial statements for the estimated amount that might be recovered from the Company as a result of this matter. Additionally, the Company believes that the resolution of this matter will not have a material adverse effect on its liquidity.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are as follows:

          Exhibit 11  Computation of Net Income (Loss) per Share

          Exhibit 27  Financial Data Schedule

     (b)  Current Reports on Form 8-K

          The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 1997.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereupon duly authorized.



                    RAMSAY HEALTH CARE, INC.
                    Registrant


                    /s/ Carol C. Lang
                    ----------------------------
                    Carol C. Lang
                    Chief Financial Officer



Date: February 19, 1998