Form 10-Q
period 1998-03-31
RAMSAY HEALTH CARE INC
filed 1998-05-20
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the quarterly period ended March 31, 1998

                                      OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the Transition period from __________________ to _________________

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

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No ___.
                                                -


     The number of shares of the Registrant's Common Stock outstanding as of May 20, 1998, follows:


          Common Stock, par value $0.01 per share - 10,871,850 shares

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                                   FORM 10-Q


                                     INDEX


                                                                          PAGE
                                                                          ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................   1

Consolidated balance sheets -- March 31, 1998 and June 30, 1997
         (unaudited)......................................................   1

Consolidated statements of operations - three and nine months ended
         March 31, 1998 and 1997 (unaudited)..............................   3

Consolidated statements of cash flows - nine months ended March 31,
         1998 and 1997 (unaudited)........................................   4

Notes to consolidated financial statements - March 31, 1998...............   5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................  11



PART II.  OTHER INFORMATION

Item 5.  Other Information................................................  19

Item 6.  Exhibits and Current Reports on Form 8-K.........................  20

SIGNATURES................................................................  21

                         PART I.  FINANCIAL INFORMATION

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                                             MARCH 31        JUNE 30
                                                                               1998           1997
                                                                          -------------  -------------
ASSETS
Current assets
  Cash and cash equivalents..............................................  $  4,751,000   $  1,723,000
  Patient accounts receivable, less allowances for doubtful accounts of
   $4,521,000 and $4,386,000 at March 31, 1998 and June 30, 1997,
   respectively..........................................................    24,109,000     25,802,000
  Amounts due from third-party contractual agencies......................     5,552,000      5,653,000
  Other receivables......................................................     2,894,000      3,139,000
  Other current assets...................................................     1,979,000      1,699,000
                                                                           ------------   ------------
    Total current assets.................................................    39,285,000     38,016,000

Other assets
  Cash held in trust.....................................................       830,000        827,000
  Cost in excess of net asset value of purchased businesses..............     3,799,000     19,281,000
  Other intangible assets................................................           ---      4,680,000
  Unamortized preopening and loan costs..................................     3,440,000      1,837,000
  Deferred income taxes..................................................           ---      9,411,000
  Other noncurrent assets................................................       328,000      1,155,000
                                                                           ------------   ------------
    Total other assets...................................................     8,397,000     37,191,000

Assets held for sale
  Cost in excess of net asset value of purchased businesses..............    15,209,000            ---
  Other noncurrent assets................................................     1,188,000            ---
  Property and equipment.................................................    46,577,000            ---
  Less: Accumulated depreciation.........................................   (16,495,000)           ---
  Less: Valuation allowance on property and equipment....................    (4,655,000)           ---
                                                                           ------------   ------------
    Total assets held for sale...........................................    41,824,000            ---

Property and equipment
  Land...................................................................     3,687,000      5,025,000
  Buildings and improvements.............................................    38,375,000     71,190,000
  Equipment, furniture and fixtures......................................    12,539,000     22,294,000
                                                                           ------------   ------------
                                                                             54,601,000     98,509,000
  Less: Accumulated depreciation.........................................   (19,020,000)   (32,527,000)
                                                                           ------------   ------------
                                                                             35,581,000     65,982,000
                                                                           ------------   ------------

                                                                           $125,087,000   $141,189,000
                                                                           ============   ============

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                   MARCH 31        JUNE 30
                                                                                     1998           1997
                                                                                -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable...........................................................    $  5,353,000   $  7,284,000
  Accrued salaries and wages.................................................       6,331,000      6,282,000
  Hospital and medical claims payable........................................       2,880,000      1,975,000
  Other accrued liabilities..................................................       8,751,000      5,218,000
  Amounts due to third-party contractual agencies............................       9,153,000      7,075,000
  Current portion of long-term debt..........................................       1,752,000        222,000
                                                                                 ------------   ------------
     Total current liabilities...............................................      34,220,000     28,056,000

Noncurrent liabilities
  Other accrued liabilities..................................................      13,928,000      6,617,000
  Long-term debt, less current portion.......................................      52,250,000     35,632,000
  Short-term debt expected to be refinanced..................................             ---     11,622,000
  Minority interests.........................................................         145,000         80,000
                                                                                 ------------   ------------
     Total noncurrent liabilities............................................      66,323,000     53,951,000

Commitments and contingencies

Class B convertible redeemable preferred stock, Series 1997,
 $1 par value -- authorized 100,000 shares; issued 100,000
 shares (liquidation value of $2,500,000), net of issuance
 costs of $100,000 and including accrued dividends of $55,000................       2,455,000            ---
Class B redeemable preferred stock, Series 1997-A,
 $1 par value--authorized 4,000 shares; issued 4,000 shares
 (liquidation value of $4,000,000) including accrued dividends
 of $181,000.................................................................       4,181,000            ---

Stockholders' equity
  Class B convertible preferred stock, Series C, $1 par
   value--authorized 152,321 shares; issued 142,486 shares
   (liquidation value of $7,244,000) including accrued dividends.............         324,000        504,000
  Class B convertible preferred stock, Series 1996, $1 par
   value--authorized 100,000 shares; issued 100,000 shares
   (liquidation value of $3,000,000) including accrued dividends.............       3,075,000      3,121,000
  Common Stock, $.01 par value--authorized 30,000,000 shares;
   issued 11,453,400 shares at March 31, 1998 and 11,150,640
   shares at June 30, 1997...................................................         115,000        112,000
  Additional paid-in capital.................................................     108,923,000    106,332,000
  Retained earnings (deficit)................................................     (90,630,000)   (46,988,000)
  Treasury stock, 581,550 common shares at March 31, 1998
   and June 30, 1997, at cost................................................      (3,899,000)    (3,899,000)
                                                                                 ------------   ------------
     Total stockholders' equity..............................................      17,908,000     59,182,000
                                                                                 ------------   ------------

                                                                                 $125,087,000   $141,189,000
                                                                                 ============   ============

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       QUARTER ENDED             NINE MONTHS ENDED
                                                          MARCH 31                    MARCH 31
                                               ----------------------------  --------------------------
                                                   1998            1997          1998          1997
                                               --------------  ------------  ------------  ------------
Revenues:
   Provider - based operations.................  $ 30,370,000   $31,732,000  $ 94,698,000   $98,137,000
   Managed care operations.....................     6,652,000           ---    19,859,000           ---
   Investment income and other.................        24,000        69,000       221,000       271,000
                                                 ------------   -----------  ------------   -----------

TOTAL REVENUES.................................    37,046,000    31,801,000   114,778,000    98,408,000

Expenses:
  Salaries, wages and benefits.................    21,358,000    16,473,000    60,962,000    49,736,000
  Managed care provider expenses...............     2,409,000           ---     7,805,000           ---
  Other operating expenses.....................    17,401,000    10,257,000    40,714,000    32,613,000
  Provision for doubtful accounts..............     2,840,000     1,183,000     5,033,000     3,332,000
  Depreciation and amortization................     1,648,000     1,376,000     4,929,000     3,969,000
  Interest and other financing charges.........     2,749,000     1,429,000     5,540,000     4,463,000
  Restructuring charges........................     3,927,000           ---     3,927,000           ---
  Asset impairment charges.....................    16,525,000           ---    16,525,000           ---
                                                 ------------   -----------  ------------   -----------

TOTAL EXPENSES.................................    68,857,000    30,718,000   145,435,000    94,113,000

INCOME (LOSS) BEFORE INCOME
TAXES AND EXTRAORDINARY
ITEM...........................................   (31,811,000)    1,083,000   (30,657,000)    4,295,000
Income taxes...................................     9,411,000       411,000     9,411,000     1,632,000
                                                 ------------   -----------  ------------   -----------

INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM.............................   (41,222,000)      672,000   (40,068,000)    2,663,000
Extraordinary item:
  Loss from early extinguishment of debt.......           ---           ---    (3,574,000)          ---
                                                 ------------   -----------  ------------   -----------

NET INCOME (LOSS)..............................  $(41,222,000)  $   672,000  $(43,642,000)  $ 2,663,000
                                                 ============   ===========  ============   ===========

Income (loss) per common and dilutive
  common equivalent share:

Basic:
  Before extraordinary item....................  $      (3.82)  $      0.07  $      (3.79)  $      0.29
  Extraordinary item...........................           ---           ---         (0.33)          ---
                                                 ------------   -----------  ------------   -----------
                                                 $      (3.82)  $      0.07  $      (4.12)  $      0.29
                                                 ============   ===========  ============   ===========

Diluted:
  Before extraordinary item....................  $      (3.82)  $      0.06  $      (3.79)  $      0.27
  Extraordinary item...........................           ---           ---         (0.33)          ---
                                                 ------------   -----------  ------------   -----------
                                                 $      (3.82)  $      0.06  $      (4.12)  $      0.27
                                                 ============   ===========  ============   ===========

Weighted average number of shares
 outstanding:
  Basic........................................    10,867,000     8,426,000    10,755,000     8,329,000
  Diluted......................................    10,867,000    10,514,000    10,755,000    10,012,000

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        NINE MONTHS ENDED MARCH 31
                                                                       -----------------------------
                                                                           1998           1997
                                                                       ------------   --------------
Cash flows from operating activities
Net income (loss)...................................................   $(43,642,000)  $  2,663,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization, including loan costs...............      5,221,000      4,202,000
  Asset impairment charges..........................................     16,525,000            ---
  Restructuring charges.............................................      3,927,000            ---
  Loss from early extinguishment of debt............................      3,574,000            ---
  Provision for deferred income taxes...............................      9,411,000      1,272,000
  Provision for doubtful accounts...................................      5,033,000      3,332,000
  Management and director fees paid in common stock.................            ---        692,000
  Cash flows from (increase) decrease in operating assets:
    Patient accounts receivable.....................................     (3,340,000)    (5,847,000)
    Amounts due from third-party contractual agencies...............        101,000      2,615,000
    Other current assets............................................       (344,000)      (783,000)
    Receivable from affiliated company..............................            ---        408,000
    Other noncurrent assets.........................................       (361,000)      (432,000)
  Cash flows from increase (decrease) in operating liabilities:
    Accounts payable................................................     (1,931,000)    (1,209,000)
    Accrued salaries, wages and other liabilities...................        282,000        408,000
    Hospital and medical claims payable.............................        905,000            ---
    Amounts due to third-party contractual agencies.................      2,078,000       (998,000)
    Other noncurrent liabilities....................................      4,511,000        323,000
                                                                       ------------   ------------
      Total adjustments.............................................     45,592,000      3,983,000
                                                                       ------------   ------------
        Net cash provided by operating activities...................      1,950,000     6,646,000
                                                                       ------------   ------------
Cash flows from investing activities
  Expenditures for property and equipment, net......................     (5,272,000)    (2,622,000)
  Preopening and other costs........................................        (78,000)      (401,000)
  Acquisition of business...........................................       (300,000)           ---
  Cash held in trust................................................         (3,000)       485,000
                                                                       ------------   ------------
    Net cash used in investing activities...........................     (5,653,000)    (2,538,000)
                                                                       ------------   ------------
Cash flows from financing activities
  Loan costs........................................................     (3,101,000)      (302,000)
  Proceeds from forward interest rate agreement.....................            ---      1,284,000
  Proceeds from issuance of debt....................................     57,625,000            ---
  Proceeds from exercise of options and stock purchases.............        158,000         40,000
  Distributions to minority interests...............................            ---       (900,000)
  Payments on debt..................................................    (50,849,000)   (10,872,000)
  Payments related to early extinguishment of debt..................     (2,229,000)           ---
  Cost of issuance of Series 1997 preferred stock...................       (100,000)           ---
  Proceeds from preferred stock issues..............................      5,284,000            ---
  Payment of preferred stock dividends..............................        (57,000)       (91,000)
                                                                       ------------   ------------
    Net cash provided by (used in) financing activities.............      6,731,000    (10,841,000)
                                                                       ------------   ------------
Net increase (decrease) in cash and cash equivalents................      3,028,000     (6,733,000)
Cash and cash equivalents at beginning of period....................      1,723,000      7,605,000
                                                                       ------------   ------------
Cash and cash equivalents at end of period..........................   $  4,751,000   $    872,000
                                                                       ============   ============

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
  Interest..........................................................   $  3,299,000   $  2,702,000
  Income taxes......................................................        566,000         79,000

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                MARCH 31, 1998

NOTE 1 -- GENERAL

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are, unless otherwise discussed in this report (including in connection with the Company's change in strategic direction discussed in Note 2 below), of a normal recurring nature and have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter and nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

NOTE 2 -- CHANGE IN STRATEGIC DIRECTION AND ASSET SALES

     During the quarter ended March 31, 1998, the Company determined to change its strategic direction from an organization which provides and manages a full range of behavioral healthcare services to an organization engaged in providing services for at-risk and adjudicated youth with special needs. In connection with its revised strategic initiative, the Company has identified for divestiture certain of its inpatient facilities, its managed care operations and other non-youth service businesses. These assets are reflected in the accompanying balance sheet as assets held for sale. There can be no assurance that the Company will be successful in selling these assets and, except as discussed below, the Company cannot predict the net proceeds of these sales, if any.

     On May 1, 1998, the Company signed a definitive agreement with an unrelated third party to sell its managed care business for a cash purchase price of $20,000,000, subject to certain future potential purchase price adjustments. On May 4, 1998, the Company sold its Three Rivers Hospital, which had been closed since June 30, 1995, for $2,000,000. Proceeds from the sale of Three Rivers Hospital included a $500,000 cash payment at closing and a $1,500,000, 12% promissory note, due and payable on May 1, 1999. On May 15, 1998, the Company signed a definitive agreement with an unrelated third party to sell its Greenbrier Hospital for a cash purchase price of $1,600,000. For the quarter and nine months ended March 31, 1998, net income before taxes of the managed care business totalled $854,000 and $2,000,000, respectively, and Greenbrier Hospital incurred a net loss before taxes of $(122,000) and $(569,000), respectively. The sales of Greenbrier Hospital and the managed care business are expected to close in June 1998 and have received the consent of the Company's financial institution lenders, provided the sales take place on or before June 15, 1998. Proceeds from the sales of the above assets, costs of sale and amounts placed in escrow, are expected to approximate $19,200,000 and will be used to partially prepay the Senior Credit Facility. In connection with this prepayment, the Company expects to incur a loss on extinguishment of debt of approximately $1,000,000, which will be recorded in the fourth quarter.

     Statement of Financial Accounting Standards (SFAS) No. 121 addresses the accounting for the impairment of long-lived assets and long-lived assets to be disposed of, certain identifiable intangible assets and goodwill relating to those assets, and provides guidance for recognizing and measuring impairment losses. The statement requires that the carrying amount of impaired assets be reduced to fair value.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

     During the third quarter of fiscal 1998, in connection with the Company's change in strategic direction, the Company decided to close or sell certain operations, including the operations and assets discussed above, that were identified as not compatible with the Company's future operating plans. Accordingly, the carrying values of these facilities/operations were compared to selling values or, if selling values were not available, to discounted future cash flows, resulting in an aggregate non-cash asset impairment charge of $14.6 million. The Company expects to complete these sales or closures during the fourth quarter of fiscal 1998 and fiscal year 1999.

     During the third quarter of fiscal 1998, the Company recorded an impairment loss of approximately $1.9 million related to other long-lived assets of a facility which is not held for sale, given that the recorded asset value was not considered fully recoverable based upon projected discounted future cash flows.

NOTE 3 -- REFINANCING

     On September 30, 1997, the Company refinanced its then existing senior and subordinated secured notes, its variable rate demand revenue bonds and its demand note to a corporate affiliate of Paul J. Ramsay, the Company's Chairman of the Board and a significant shareholder of the Company, with proceeds from a credit facility consisting of term and revolving credit debt of $38,500,000 (the "Senior Credit Facility") and the sale of $2,500,000 of Class B Preferred Stock, Series 1997 (the "Series 1997 Preferred Stock") to a financial institution. In addition, on September 30, 1997, the Company issued a $17,500,000 subordinated bridge facility, of which $15,000,000 was purchased by the financial institution (the "Series A Bridge Notes") and $2,500,000 was purchased by a corporate affiliate of Mr. Ramsay (the "Bridge Facility").

     Under the terms of the Senior Credit Facility, which is secured by substantially all of the Company's real property, receivables and other assets, the Company was provided (i) a $12,500,000 term loan, (ii) a $10,000,000 term loan and (iii) a revolving credit facility (the "Revolver") for an amount up to the lesser of $16,000,000 or the borrowing base of the Company's receivables (defined as 70% of the Company's net patient accounts receivable, receivables due from managed care customers and receivables due from customers whose behavioral health operations are managed by the Company). The borrowing base of the Company's receivables may be further reduced by the financial institution based on a material deterioration in the collectibility or value of the Company's receivables or with respect to contingent or known material liabilities (see Note 4).

     In addition, on September 30, 1997, the Company entered into an agreement with a corporate affiliate of Mr. Ramsay pursuant to which the corporate affiliate purchased 4,000 shares of non-convertible, non-voting Class B Preferred Stock, Series 1997-A (the "Series 1997-A Preferred Stock"), $1.00 par value, at $1,000 per share. The shares are entitled to cumulative dividends at a rate of 9% per annum ($360,000 per year) and to a liquidation preference of $1,000 per share under certain circumstances. The Series 1997-A Preferred Stock shall be redeemed at a price of $1,000 per share and dividends on the Series C Preferred Stock, Series 1996 Preferred Stock and Series 1997-A Preferred Stock (all of which are held by corporate affiliates of Mr. Ramsay) shall be paid provided (i) the Company's EBITDA (as defined in the Company's credit documentation) for its fiscal year ending June 30, 1998 is equal to or greater than $16,500,000, (ii) the Company has availability under the Revolver in excess of $4,000,000, (iii) the financial institution syndicates a portion of the Revolver and (iv) the Bridge Facility is refinanced or paid. The Company does not expect to meet these conditions for its fiscal year ending June 30, 1998.

     As mentioned above, in connection with the refinancing of the Company's debt on September 30, 1997, the Company sold to the financial institution, which effected the refinancing, $2,500,000 of Series 1997 Preferred Stock. The Series 1997 Preferred Stock is (i) non-voting, (ii) senior to the Series C Preferred Stock, the Series 1996 Preferred Stock and the Series 1997-A Preferred Stock in liquidation and as to dividends, (iii) initially convertible, at the option of the holder, into 394,945 shares of Common Stock, (iv) optionally redeemable by the

                  RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

Company at a premium beginning in September 2000, and (v) mandatorily redeemable at the earlier to occur of a change in control of the Company or September 2007. Dividends on the Series 1997 Preferred Stock are payable quarterly at 9% per annum, or $56,250 per quarter, unless the Company is unable to meet a fixed charge ratio provided in the Senior Credit Facility, at which time dividends accrue at 11% per annum. The Company anticipates accruing such dividends effective with the quarterly dividend payment payable July 1, 1998 (see Note 4).

NOTE 4 -- LONG-TERM DEBT

     The Company's long-term debt at March 31, 1998 is as follows:

          Variable rate Term Loan A,
          due in quarterly installments
           through 9/30/2002                $12,500,000
          Variable rate Term Loan B,
          due in quarterly installments
           through 9/30/2004                  9,938,000
          Revolver, due 9/30/2002            12,500,000
          Bridge Facility to financial
           institution, due 9/30/2005        15,000,000
          Bridge Facility to affiliate,
          due 9/30/2005                       2,500,000
          Junior Subordinated Note
           Agreement to affiliate, due
           9/30/2006                          1,475,000
          Other notes payable                    89,000
                                            -----------
                                             54,002,000
                                              1,752,000
                                            -----------
                                            $52,250,000
                                            ===========

     Interest on the term loans and the Revolver varies and, at the option of the Company, equals (i) a function of the prime lending rate plus a margin ranging from 1.25% to 1.75%, based on the Company's leverage ratio (as defined in the credit agreement) or (ii) the LIBOR rate plus a margin ranging from 2.75% to 3.25%, based on the Company's leverage ratio. Effective May 20, 1998, the Company may only elect LIBOR rate loans upon the written consent of the financial institution lenders.

     The Bridge Facility bears interest at rates ranging from 11.0% to 12.5% through September 1998, at which time the interest rate increases to 13%. The Bridge Facility also provides that the Company will incur a contingent payment obligation (the "CPO") to the holders of the Series A Bridge Notes. The CPO is payable upon the earlier to occur of certain events (each, an "Event"), including a change of control involving the Company, a public offering by the Company of Common Stock, the repayment of the Series A Bridge Notes and September 30, 2002. On March 27, 1998, pursuant to a First Amendment to the Bridge Facility (the "First Amendment"), the terms of the CPO were modified which resulted in the Company agreeing to pay a $1.0 million nonrefundable fee which has been accrued at March 31, 1998. If the Bridge Facility remains outstanding as of October 1, 1998, the CPO will change to the greater of $1,000,000 or 14% of the then existing aggregate market value of the Company's Common Stock, calculated on a fully-diluted basis (as defined). In this event, the first $1,000,000 shall be payable in cash and the balance, if any, shall be payable in cash or Common Stock, at the option of the Company.

                  RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

Amounts related to any future potential change related to the CPO and any resulting payments were not recorded in the March 31, 1998 financial statements given that they are not estimable at this time.

     The Senior Credit Facility and the Series A Bridge Notes prohibit the payment of cash dividends to the common shareholders of the Company and require that the Company meet certain financial covenants, including (i) the maintenance of certain fixed charge, interest coverage and leverage ratios, (ii) the maintenance of a minimum level of EBITDA and tangible net worth (as defined in the credit agreement) and (iii) a limitation on capital expenditures. The Company is also required to meet an adjusted minimum fixed charge ratio ("Modified Fixed Charge Coverage Ratio"), which includes preferred dividends payable in the calculation thereof, in order to pay dividends on the Series 1997 Preferred Stock. As of March 31, 1998, the Company did not meet these financial covenant requirements. The financial institution lenders have agreed to waive these requirements at March 31, 1998. In addition, the credit documentation governing the Senior Credit Facility and the Series A Bridge Notes was amended to provide for (i) a lower principal amount available under the Revolver from the lesser of $16,000,000 or the borrowing base of the Company's receivables to the lesser of $8,000,000 (increased by an amount equal to the Company's fiscal 1998 income tax liability, if any) or the borrowing base of the Company's receivables, (ii) an agreement to secure the Series A Bridge Notes with second liens on the Company's assets, (iii) monthly financial covenants, (iv) limitations on certain payments by the Company and (v) the payment to the financial institution lenders of a fee, the substantial portion of which is payable on September 30, 1998.

     On March 25, 1998, the Company entered into a Junior Subordinated Note Purchase Agreement (the "Note"), with a corporate affiliate of Mr. Ramsay in an aggregate principal amount of $5,000,000, plus accrued interest. Proceeds from any borrowings made under the Note are restricted, and may be used by the Company solely to (i) acquire and renovate a youth services facility in Dothan, Alabama, (ii) acquire and renovate a youth services facility in Palm Bay, Florida and (iii) meet the working capital needs of these facilities. On March 31, 1998, the Company borrowed $1,475,000 under the Note to fund the purchase price ($1,400,000) and sales commission ($75,000) of the facility in Palm Bay, Florida. On April 1, 1998, the Company borrowed an additional $1,916,000 under the Note to fund the purchase price ($1,900,000) and closing costs ($16,000) of the facility in Dothan, Alabama.

     The Note is unsecured and is subordinated and junior in right of payment to the Senior Credit Facility and the Bridge Facility or to any refinancing thereof. Borrowings under the Note bear interest at a rate per annum equal to 50 basis points greater than the interest rate then in effect on the Bridge Facility, provided that if the Bridge Facility is paid in full, the interest rate is fixed at 12.5%. Interest due under the Note will be accrued and added to the unpaid principal balance until March 25, 1999 or repayment of the Series A Bridge Notes, whichever occurs later. Thereafter, interest is payable quarterly in arrears provided there are no defaults under the Senior Credit Facility. Provided the Senior Credit Facility, the Bridge Facility and any other future indebtedness senior to the Note are repaid in full, or in the event any future lender consents, outstanding principal and accrued interest due under the Note must be prepaid by the Company prior to its September 30, 2006 maturity date with proceeds from any asset sales.

NOTE 5 -- LEASES

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

                  RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

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

NOTE 6 -- INCOME TAXES

     Income taxes are accounted for in accordance with SFAS No. 109. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At March 31, 1998, net operating loss carryovers of approximately $26,800,000 (of which approximately $14,300,000 expires from 2001 to 2002, $5,700,000 expires in 2010 and $6,800,000 expires from 2011 to 2012)
and alternative minimum tax credit carryovers of approximately $1,100,000 are available to reduce future federal income taxes, subject to certain annual limitations.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Previously, the Company evaluated the realizability of its deferred tax assets and the need for a valuation allowance by considering the effects of implementing tax planning strategies that contemplated the sales of certain appreciated property. In connection with the Company's change in strategic direction, announced on February 19, 1998, the Company re-evaluated its tax planning strategies and determined that such strategies will not be realized. Consequently, the Company's net operating loss carryforwards were no longer considered realizable, pursuant to the provisions of SFAS No. 109, and a valuation allowance of $9,411,000 was recorded in the quarter ended March 31, 1998.

NOTE 7 -- EARNINGS PER SHARE

     Basic and diluted net loss per share for the quarter and nine months ended March 31, 1998 are calculated using the weighted average number of shares of Common Stock outstanding during the respective periods. Common Stock equivalents are not included in the computation of diluted net loss per share as their effect is antidilutive. Basic net income per share for the quarter and nine months ended March 31, 1997 is calculated using the weighted average number of shares of Common Stock outstanding. Diluted net income per share for the quarter and nine months ended March 31, 1997 is calculated using the weighted average number of shares of Common Stock outstanding and, if their effect is dilutive, common stock equivalents outstanding.

     In February 1997, the FASB issued SFAS No. 128, Earnings per Share. SFAS No. 128, which applies to entities with publicly held common stock, simplifies and replaces the standards for computing earnings per share previously required in APB Opinion No. 15, Earnings per Share, and makes them comparable to international earnings per share standards. SFAS No. 128, which is effective for financial statements issued for periods ending after December 15, 1997, requires a restatement of prior year earnings (loss) per share calculations.
The adoption of the provisions of SFAS No. 128 did not have a material impact on the calculation of earnings (loss) per share.

     The following table summarizes the amounts used in deriving the earnings
(loss) per share figures included in the accompanying financial statements:

                  RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                                                        QUARTER ENDED              NINE MONTHS ENDED
                                                          MARCH 31                     MARCH 31
                                                 --------------------------   ---------------------------
                                                     1998           1997          1998           1997
                                                 ------------   -----------   ------------   ------------
BASIC:

Shares Outstanding:
 Weighted average common shares outstanding        10,866,576     8,425,953     10,755,482     8,329,001
                                                 ============   ===========   ============   ===========

Net Income (Loss):
 Net income (loss) before extraordinary
  item, as reported                              $(41,222,000)  $   672,000   $(40,068,000)  $ 2,663,000
 Dividends, Class B convertible preferred
  stock, Series C                                     (91,000)      (91,000)      (272,000)     (272,000)
 Dividends, Class B convertible preferred
  stock, Series 1996                                  (38,000)          n/a       (113,000)          n/a
 Dividends, Class B convertible preferred
  stock, Series 1997                                  (56,000)          n/a       (113,000)          n/a
 Dividends, Class B convertible preferred
  stock, Series 1997-A                                (90,000)          n/a       (181,000)          n/a
                                                 ------------   -----------   ------------   -----------
    NET INCOME AVAILABLE TO
    COMMON SHAREHOLDERS-BEFORE
    EXTRAORDINARY ITEM                            (41,497,000)      581,000    (40,747,000)    2,391,000
    Extraordinary item                                    ---           ---     (3,574,000)          ---
                                                 ------------   -----------   ------------   -----------
    NET INCOME (LOSS)                            $(41,497,000)  $   581,000   $(44,321,000)  $ 2,391,000
                                                 ============   ===========   ============   ===========

Net Income (Loss) Per Share:
  Before extraordinary item                      $      (3.82)         0.07   $      (3.79)  $      0.29
  Extraordinary item                                      ---           ---          (0.33)          ---
                                                 ------------   -----------   ------------   -----------
  Net income (loss) per share                    $      (3.82)         0.07   $      (4.12)         0.29
                                                 ============   ===========   ============   ===========
DILUTED:

Shares Outstanding:
 Weighted average common shares outstanding        10,866,576     8,425,953     10,755,482     8,329,001
 Class B convertible preferred stock, Series C            ---     1,424,860            ---     1,424,860
 Dilutive effect of stock options and warrants            ---       662,739            ---       257,978
                                                 ------------   -----------   ------------   -----------
   TOTAL COMMON AND DILUTIVE
   COMMON EQUIVALENT SHARES                        10,866,576    10,513,552     10,755,482    10,011,839
                                                 ============   ===========   ============   ===========

Net Income (Loss):
  Net income (loss) before extraordinary item,
   basic calculation                             $(41,497,000)  $   581,000   $(40,747,000)  $ 2,391,000
  Dividends, Class B convertible preferred
   stock, Series C                                        ---        91,000            ---       272,000
                                                 ------------   -----------   ------------   -----------
    NET INCOME AVAILABLE TO
    COMMON SHAREHOLDERS-BEFORE
    EXTRAORDINARY ITEM                            (41,497,000)      672,000    (40,747,000)    2,663,000
    Extraordinary item                                    ---           ---     (3,574,000)          ---
                                                 ------------   -----------   ------------   -----------
   NET INCOME (LOSS)                             $(41,497,000)  $   672,000   $(44,321,000)  $ 2,663,000
                                                 ============   ===========   ============   ===========

Net Income (Loss) Per Share:
 Before extraordinary item                       $      (3.82)  $      0.06   $      (3.79)  $      0.27
 Extraordinary item                                       ---           ---          (0.33)          ---
                                                 ------------   -----------   ------------   -----------
 Net income (loss) per share                     $      (3.82)  $      0.06   $      (4.12)  $      0.27
                                                 ============   ===========   ============   ===========

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On February 19, 1998, the Company announced a change in strategic direction in order to focus on becoming a leader in the youth services industry. The Company's strategic plan is now focused on repositioning the Company for growth in the at-risk youth services industry and strengthening the Company's financial position. The Company has engaged an investment banking firm to assist in the execution of this growth strategy. The firm will advise the Company in connection with acquisitions and other strategic initiatives necessary to expand the Company's existing youth services business. In addition, the investment banking firm will render advisory services in association with the divestiture of the Company's non-youth services businesses, with proceeds to be used to repay outstanding indebtedness. See Item 1. Financial Statements, Notes 2 and 6.

     In connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that this Quarterly Report on Form 10-Q contains forward-looking statements about the Company. The Company is hereby setting forth cautionary statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements or information made by or on behalf of or concerning the Company. Some of the most significant factors include (i) the inability of the Company to effect its strategic plan, including the sale of assets, (ii) accelerating changes occurring in the healthcare industry, including competition from consolidating and integrated healthcare provider systems and managers of healthcare, the imposition of more stringent admission criteria by payors, increased payor pressures to limit lengths of stay, limitations on reimbursement rates and limitations on annual and lifetime patient health benefits, (iii) federal and state governmental budgetary constraints which could have the effect of limiting the amount of funds available to support governmental healthcare programs, including Medicare and Medicaid, (iv) statutory, regulatory and administrative changes or interpretations of existing statutory and regulatory provisions affecting the conduct of the Company's business and affecting current and prior reimbursement for the Company's services and (v) the loss of major managed care customers or the loss of a significant number of members from the Company's provider network. There can be no assurance that any anticipated future results would be achieved. As a result of the factors identified above and other factors, the Company's actual results or financial or other condition could vary significantly from the performance or financial or other condition set forth in any forward-looking statements or information.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1998 COMPARED TO
QUARTER ENDED MARCH 31, 1997

     Revenues from provider-based operations in the quarter ended March 31, 1998 were $30.4 million, compared to $31.7 million in the comparable quarter of the prior fiscal year. Revenues from provider-based operations include revenues related to the Company's youth services facilities (the "Retained Facilities") as well as revenues associated with assets held for sale (the "Sale Facilities"). Revenues of the Retained Facilities for the quarter ended March 31, 1998 totalled $12.8 million, which represents a 20% increase over the comparable quarter of the prior year. Of this total, revenues related to adolescents in residential treatment settings totalled $6.1 million, or 47%, and revenues in intensive inpatient and outpatient treatment settings totalled $6.0 million and $0.7 million, respectively. For the comparable quarter of the prior fiscal year, revenues related to adolescents in residential treatment settings totalled $4.0 million, or 38% of total revenues of the Retained Facilities. Residential treatment days for the Retained Facilities increased 58% between quarters, from 17,879

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


(or 59% of total treatment days of the Retained Facilities) in the March 1997 quarter to 28,200 (or 65% of total treatment days of the Retained Facilities) in the March 1998 quarter.

     Revenues associated with the Sale Facilities totalled $19.7 million, of which $2.0 million (approximately 10%) relates to adolescents in residential treatment settings. The remainder, or $17.7 million, includes primarily revenues in intensive inpatient and outpatient treatment settings and medical subacute services. In the comparable quarter of the prior fiscal year, revenues associated with the Sale Facilities totalled $20.7 million.

     In connection with the Company's change in strategic direction and the proposed divestiture of certain of its facility operations, the Company recorded a $2.1 million reserve in the quarter ended March 31, 1998 related to possible future adjustments of its March 31, 1998 cost report estimates by intermediaries. Management believes adequate provision has been made for any adjustments that may result from future intermediary reviews and audits.

     Revenues associated with the Company's managed care operations, which commenced in June 1997, totalled $6.7 million in the quarter ended March 31, 1998 and approximated management's expectations. As previously discussed, on May 1, 1998, the Company entered into a definitive agreement to sell its managed care operations to an unrelated third party for $20.0 million, subject to certain future potential purchase price adjustments. See Item 1. Financial Statements, Note 2.

     Salaries, wages and benefits in the quarter ended March 31, 1998 totalled $21.4 million, compared to $16.5 million in the comparable quarter of the prior year. This increase is primarily related to salaries, wages and benefits of the Company's managed care operations ($1.9 million in the current year quarter), and a $1.9 million increase attributable to an increase in patient census between periods at the Retained Facilities and the Company's medical subacute units. Additionally, salaries, wages and benefits associated with the Company's corporate office increased approximately $1.0 million between periods.


     Managed care provider expenses relate to the provider costs, including medical professionals, inpatient facilities and outpatient centers, associated with managing and providing the delivery of behavioral healthcare services on behalf of the Company's managed care customers. The Company provides for claims incurred but not yet reported based on its past experience, adjusted for current factors. The overall ratio of managed care provider expenses to the related revenues was consistent with management's expectations in the quarter ended March 31, 1998.

     Other operating expenses increased from $10.3 million in the prior year comparable quarter to $17.4 million in the quarter ended March 31, 1998. During the current year quarter, the Company increased its reserve for professional and general liability claims by approximately $1.5 million due primarily to the settlement or pending settlement of three significant claims. In addition, the Company (i) increased its reserves on other legal matters (including the matter described in Part II-Other Information, "Item 5. Other Information"), (ii) incurred $0.8 million of other operating expenses related to its managed care operations acquired in June 1997 and (iii) due to increased census levels and an increased corporate overhead structure, incurred increases in other operating expenses of its provider-based operations and corporate office of approximately $2.0 million.

     The provision for doubtful accounts increased from $1.2 million in the prior year comparable quarter to $2.8 million in the current year quarter. During the quarter ended March 31, 1998, one of the Sale Facilities recorded a $1.0 million bad debt provision associated with accounts that are greater than six months old and owed by certain state agencies with which this facility does business. The Company has engaged the services of local counsel to pursue this matter. However, given the age of these accounts and continued payment denials by the

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


payors, management determined that a $1.0 million reserve for uncollectibility was necessary on these accounts at this time. In addition, the Company identified approximately $0.3 million of bad debts associated with accounts receivable on facilities previously closed and $0.2 million of bad debts associated with the Company's subacute facilities.

     Depreciation and amortization increased from $1.4 million in the comparable prior year quarter to $1.6 million in the quarter ended March 31, 1998 primarily due to the current period amortization of intangible assets recorded in connection with the managed care acquisition in June 1997 and the acquisition of Summa Healthcare Group, Inc. ("Summa") in October 1997.

     Interest and other financing charges increased from $1.4 million in the prior year comparable quarter to $2.7 million in the current year quarter. On March 27, 1998, pursuant to the First Amendment the Company incurred a $1.0 million nonrefundable fee which has been accrued at March 31, 1998. Additional amounts which may be owed based on the Company's future aggregate market value are not estimable at this time and, therefore, have not been recorded in the accompanying financial statements. Excluding the impact of the amounts above, interest and other financing charges increased approximately $0.3 million between quarters as the impact of the increase in the Company's average outstanding borrowings between quarters (as a result of its refinancing on September 30, 1997) was greater than the decrease in the overall interest and financing cost yield on its borrowings between quarters. See Item 1. Financial Statements, Note 4.

     The Company recorded a provision for income taxes in the current year quarter of $9.4 million, which represented a full valuation allowance on its previously recorded deferred tax assets. The realizability of these assets was previously based on the implementation of tax planning strategies that contemplated the sales of certain appreciated property. In connection with the Company's change in strategic direction in the quarter ended March 31, 1998, the Company determined that its tax planning strategies will not be realized and a full valuation allowance was considered necessary. See Item 1. Financial Statements, Note 6.

     In connection with the Company's change in strategic direction, and in accordance with the accounting guidance available in Emerging Issues Task Force ("EITF") No. 94-3, the Company (i) initiated a restructuring of personnel at its corporate headquarters, including the identification and communication of severance arrangements with individual personnel, (ii) wrote off certain assets located within its corporate headquarters which were considered to have no future economic benefit and (iii) initiated the termination of certain contractual commitments which require future payments. These amounts, which in the aggregate totalled $3.9 million, are reflected as restructuring charges in the quarter ended March 31, 1998.

     On May 1, 1998, the Company signed a definitive agreement with an unrelated third party to sell its managed behavioral care division for a cash purchase price of $20,000,000, subject to certain future potential purchase price adjustments. On May 4, 1998, the Company sold its Three Rivers Hospital for $2,000,000. On May 15, 1998, the Company signed a definitive agreement with an unrelated third party to sell its Greenbrier Hospital for a cash purchase price of $1,600,000. The sales of Greenbrier Hospital and the managed care division are expected to close in June 1998. See Item 1. Financial Statements, Note 2.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO
NINE MONTHS ENDED MARCH 31, 1997

     Revenues from provider-based operations in the nine months ended March 31, 1998 were $94.7 million, compared to $98.1 million in the comparable period of the prior fiscal year. Revenues from provider-based operations include revenues related to the Retained Facilities as well as revenues associated with the Sale Facilities. Revenues of the Retained Facilities for the nine months ended March 31, 1998 totalled $36.6 million, which represents a 14% increase over the comparable period of the prior year. Of this total, revenues related to adolescents in residential treatment settings totalled $16.8 million, or 46%, and revenues in intensive inpatient and outpatient treatment settings totalled $17.3 million and $2.5 million, respectively. For the comparable period of the prior fiscal year, revenues related to adolescents in residential treatment settings totalled $11.5 million, or 36% of total revenues of the Retained Facilities. Residential treatment days for the Retained Facilities increased 52% between periods, from 50,408 (or 56% of total days of the Retained Facilities) in the prior year nine-month period to 76,851 (or 65% of total days of the Retained Facilities) in the current year nine-month period.

     Revenues associated with the Sale Facilities in the nine months ended March 31, 1998 totalled $60.1 million, of which $5.8 million (approximately 10%) relates to adolescents in residential treatment settings. The remainder, or $54.3 million, includes primarily revenues in intensive inpatient and outpatient settings and medical subacute services. In the comparable period of the prior fiscal year, revenues associated with the Sale Facilities totalled $61.9 million.

     In connection with the Company's change in strategic direction and the proposed divestiture of certain of its facility operations, the Company recorded a $2.1 million reserve in the quarter ended March 31, 1998 related to possible future adjustments of its March 31, 1998 cost report estimates by intermediaries. Management believes adequate provision has been made for any adjustments that may result from future intermediary reviews and audits. In addition, provider-based revenues in the prior year period include the impact of a favorable cash judgment awarded the Company by the courts of the State of Missouri. In this matter, the courts ruled that the Company's Retained Facility in Nevada, Missouri had received insufficient reimbursement from the Missouri Department of Social Services for the provision of behavioral healthcare to Medicaid patients from 1990 to 1996. This judgment, net of related costs, increased provider-based revenues in the nine months ended March 31, 1997 by $2.9 million.

     Revenues associated with the Company's managed care operations, which commenced in June 1997, totalled $19.9 million in the nine months ended March 31, 1998 and approximated management's expectations. As previously discussed, on May 1, 1998, the Company entered into a definitive agreement to sell its managed care operations to an unrelated third party for $20.0 million, subject to certain future potential purchase price adjustments.

     Salaries, wages and benefits in the nine months ended March 31, 1998 totalled $61.1 million, compared to $49.7 million in the comparable quarter of the prior year. This increase is primarily related to salaries, wages and benefits of the Company's managed care operations ($6.5 million in the current year period), and a $3.1 million increase attributable to an increase in patient census between periods at the Company's medical subacute units. Additionally, salaries, wages and benefits associated with the Company's corporate office increased approximately $1.6 million between periods. Salaries, wages and benefits at the Retained Facilities and Sale Facilities remained relatively stable between periods.

     Managed care provider expenses for the nine months ended March 31, 1998 were $7.8 million, or 39% of revenues from managed care operations. The overall ratio of managed care provider expenses to the related revenues was consistent with management's expectations in the nine months ended March 31, 1998.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


     Other operating expenses increased from $32.6 million in the prior year comparable period to $40.7 million in the nine months ended March 31, 1998. Other operating expenses related to the Company's provider-based operations remained stable between periods, whereas other operating expenses related to the Company's managed care operations acquired in June 1997 totalled $2.7 million in the current year nine-month period. During the third quarter, the Company increased its reserve for professional and general liability claims by approximately $1.5 million due primarily to the settlement or pending settlement of three significant claims. In addition, the Company increased its reserve on other legal matters (including the matter described in Part II-Other Information, "Item 5. Other Information") and incurred additional corporate overhead costs of $1.0 million between periods.

     The provision for doubtful accounts increased from $3.3 million in the prior year period to $5.0 million in the current year period. During the current year third quarter, one of the Company's Sale Facilities recorded a $1.0 million bad debt provision associated with accounts that are greater than six months old and owed by certain state agencies with which this facility does business. The Company has engaged the services of local counsel to pursue this matter. However, given the age of these accounts and continued payment denials by the payors, management determined that a $1.0 million reserve for uncollectibility was necessary on these accounts at this time. In addition, the Company identified approximately $0.3 million of bad debts associated with accounts receivable on facilities previously closed and $0.2 million of bad debts associated with the Company's subacute facilities.

     Depreciation and amortization increased from $4.0 million in the comparable prior year nine-month period to $4.9 million in the nine months ended March 31, 1998 primarily due to the current period amortization of intangible assets recorded in connection with the managed care acquisition in June 1997 and the acquisition of Summa in October 1997.

     Interest and other financing charges increased from $4.5 million in the prior year comparable period to $5.5 million in the current year period. On March 27, 1998, pursuant to the First Amendment the Company incurred a $1.0 million nonrefundable fee which has been accrued at March 31, 1998. Additional amounts which may be owed based on the Company's future aggregate market value are not estimable at this time and, therefore, have not been recorded in the accompanying financial statements. Excluding the impact of the amounts above, interest and other financing charges remained stable between periods as the increase in the Company's average outstanding borrowings between periods (as a result of its refinancing on September 30, 1997) was offset by a decrease in the overall interest and financing cost yield on its borrowings between periods.

     The Company recorded a provision for income taxes in the current year nine-month period of $9.4 million, which represented a full valuation allowance on its previously recorded deferred tax assets. The realizability of these assets was previously based on the implementation of tax planning strategies that contemplated the sales of certain appreciated property. In connection with the Company's change in strategic direction in the quarter ended March 31, 1998, the Company determined that its tax planning strategies will not be realized and a full valuation allowance was considered necessary.

     In connection with the Company's change in strategic direction, and in accordance with the accounting guidance available in EITF No. 94-3, the Company
(i) initiated a restructuring of personnel at its corporate

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


headquarters, including the identification and communication of severance arrangements with individual personnel, (ii) wrote off certain assets located within its corporate headquarters which were considered to have no future economic benefit and (iii) initiated the termination of certain contractual commitments which require future payments. These amounts, which in the aggregate totalled $3.9 million, are reflected as restructuring charges in the nine months ended March 31, 1998.

     On May 1, 1998, the Company signed a definitive agreement with an unrelated third party to sell its managed behavioral care division for a cash purchase price of $20,000,000, subject to certain future potential purchase price adjustments. On May 4, 1998, the Company sold its Three Rivers Hospital for $2,000,000. On May 15, 1998, the Company signed a definitive agreement with an unrelated third party to sell its Greenbrier Hospital for a cash purchase price of $1,600,000. See Item 1. Financial Statements, Note 2.


FINANCIAL CONDITION

     The Company records amounts due to or from third-party contractual agencies (Medicare, Medicaid and Blue Cross) based on its best estimate, using the principles of cost reimbursement, of amounts to be ultimately received or paid under current and prior years' cost reports filed (or to be filed) with the appropriate intermediaries. Ultimate settlements and other lump sum adjustments due from and paid to these intermediaries occur at various times during the fiscal year. At March 31, 1998, amounts due from Medicare, Medicaid and Blue Cross totalled approximately $3.4 million, $1.0 million and $1.2 million, respectively. Also, at March 31, 1998, amounts due to Medicare, Medicaid and Blue Cross totalled approximately $7.9 million, $0.7 million and $0.6 million, respectively. Changes in these amounts since June 30, 1997 are the result of fiscal intermediary lump sum adjustments, prior year cost report settlements and current year estimated settlements recorded during the nine months ended March 31, 1998.

     In connection with the merger of Ramsay Managed Care, Inc. ("RMCI") in June 1997, the Company recorded cost in excess of net asset value of purchased businesses of approximately $18.8 million and identifiable intangible assets of approximately $4.7 million, which included the value of RMCI's established clinical protocols and existing managed care contracts. The cost in excess of net asset value of purchased businesses recorded in connection with RMCI was increased during the quarter ended March 31, 1998 based on changes (during the one year period after the RMCI merger) to a litigation matter concerning RMCI. This litigation concerns the sale of a former subsidiary of RMCI (prior to its merger with the Company) in which the purchaser seeks damages of approximately $5.8 million. The Company believes this litigation may be settled for an amount significantly less then the amount sought, and believes that adequate provision has been made at March 31, 1998 for amounts which may be paid in connection with this matter.

     In connection with the previously discussed sale of the Company's managed care business, which is expected to close in June 1998 and which includes all operating entities of RMCI, the Company recorded a full valuation allowance on identifiable intangible assets recorded in connection with the RMCI merger and a valuation allowance of approximately $5.8 million on cost in excess of net asset value of purchased businesses recorded in connection with the RMCI merger. The remaining balance of cost in excess of net asset value of purchased businesses is stated at fair value, based on the sale price per the May 1, 1998 definitive agreement, and is classified as assets held for sale in the March 31, 1998 balance sheet.

     Based on the net sale proceeds derived (and expected to be derived) from the sales of Greenbrier Hospital and Three Rivers Hospital, as well as the Company's assessment that the recorded book value of long-lived assets (associated with one of the Company's additional assets held for sale) is greater than expected net sale proceeds,

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


the Company recorded a valuation allowance on assets held for sale of $4.9 million in the accompanying March 31, 1998 balance sheet.

     On October 9, 1997, the Company acquired Summa and recorded cost in excess of net asset value of purchased businesses of approximately $3.4 million, which included (i) cash consideration of $300,000, (ii) the issuance of Common Stock, which had a market value on October 9, 1997 of $1.2 million and (iii) the issuance of warrants, which had an estimated fair value on October 9, 1997 of approximately $1.9 million (using a Black-Scholes pricing model). The issuance of Common Stock and warrants increased the Company's additional paid-in capital by $3.1 million on the date of the acquisition.

     The Company determined that its previous tax planning strategies, which strategies served as the basis for the recordation of its deferred tax assets, would not be realized given the Company's change in strategic direction. Accordingly, a full valuation allowance was recorded on its deferred tax assets in the quarter ended March 31, 1998. Also in connection with the Company's change in strategic direction, the Company has identified certain of its operations, including its managed care operations, for divestiture. The property and equipment, other noncurrent assets and cost in excess of net asset value of purchased businesses associated with these operations has been classified as assets held for sale in the accompanying March 31, 1998 balance sheet.

     Other current accrued liabilities increased from $5.2 million at June 30, 1997 to $8.5 million at March 31, 1998 primarily as a result of restructuring accruals recorded in connection with the Company's change in strategic direction and the $1.0 million CPO assessed by the holders of the Series A Bridge Notes. Other noncurrent accrued liabilities increased since June 30, 1997 primarily as a result of the litigation mentioned above and the matter discussed in Part II - Other Information "Item 5. Other Information", which matters management believes will be protracted and will not result in cash payments (other than attorneys fees, which have been classified as current liabilities) until after April 1, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     Under the terms of the Senior Credit Facility, the Company was provided (i) a $12.5 million term loan, payable in 18 quarterly installments ranging from approximately $0.4 million to $0.9 million, beginning July 1, 1998, (ii) a $10 million term loan, payable in 20 quarterly installments of $62,500, beginning January 1, 1998, and eight quarterly installments of approximately $1.0 million, beginning January 1, 2003, (iii) the Revolver and (iv) a $17.5 million Bridge Facility, of which $15.0 million was purchased by the financial institution and $2.5 million was purchased by a corporate affiliate of Mr. Ramsay. At March 31, 1998 and May 15, 1998, drawings under the Revolver totalled $12.5 million and $10.5 million, respectively. Amounts drawn under the Revolver will be further reduced by $5.0 million from proceeds from the expected sale of the managed care business in June 1998.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


     Given that the Bridge Facility was not refinanced prior to March 30, 1998, the financial institution which holds the Series A Bridge Notes is entitled to a $1.0 million CPO, payable in cash upon the occurrence of an Event (see Item I. Financial Statements, Note 4). Provided the Bridge Facility is not refinanced before September 30, 1998, the CPO amount becomes the greater of $1.0 million or 14% of the then existing aggregate market value of the Company's Common Stock, calculated on a fully-diluted basis (as defined). The Company does not believe that the CPO will have a material adverse effect on its liquidity, given its ability to satisfy any amounts which may become due under the CPO greater than $1.0 million through the issuance of additional shares of Common Stock.

     Also, on September 30, 1997, a corporate affiliate of Mr. Ramsay purchased additional preferred shares in the Company upon closing and, under certain limited circumstances related to the matter discussed in Part II. Other Information, "Item 5. Other Information", agreed to purchase Common Stock at a price of $5.17 per share (the 30-day average stock price prior to the closing). The Company entered into an agreement with this corporate affiliate pursuant to which the corporate affiliate purchased 4,000 shares of Series 1997-A Preferred Stock at $1,000 per share. The purchase price, which totalled $4.0 million, was paid by (i) offset against approximately $0.6 million in dividends accrued through September 30, 1997 on the Series C Preferred Stock and the Series 1996 Preferred Stock, (ii) offset against approximately $0.4 million in unpaid accrued interest and commitment fees on the former demand note owed to a corporate affiliate of Mr. Ramsay, (iii) $0.25 million in principal due on the former demand note which was not refinanced with proceeds of the Bridge Facility and (iv) approximately $2.8 million in cash.

     Proceeds of the refinancing were used as follows: (i) principal repayments of $27.5 million of 11.6% senior secured notes and $1.4 million of 15.6% subordinated secured notes held by a group of insurance companies, (ii) repayment of $3.4 million of bank debt created on September 2, 1997 upon the redemption of one of the Company's variable rate demand revenue bonds, (iii) repayment of approximately $0.9 million of accrued interest on the above obligations, (iv) creation of a cash collateral account which was used to redeem $12.3 million of principal due on outstanding variable rate revenue bonds and to pay accrued interest thereon on their redemption dates of November 3, 1997 and December 1, 1997, (v) repayment of $2.5 million of the $2.75 million loan to a corporate affiliate of Mr. Ramsay, (vi) payment of a $2.2 million prepayment penalty to the group of insurance companies holding the senior and subordinated secured notes and (vii) transaction costs totaling approximately $2.8 million.

     As previously discussed, in May 1998 the Company signed definitive agreements with respect to the sale of its managed care business and its Greenbrier Hospital, both of which are expected to close in June 1998. The Company also sold its Three Rivers Hospital in May 1998. Net proceeds from these sales will be applied to the Senior Credit Facility, reducing the Company's financial institution indebtedness by approximately $19.2 million to approximately $29.0 million. The Company expects to reduce its financial institution indebtedness significantly through proceeds of all other assets which are held for sale. As a result, funds generated from the sale of assets will not be available for operating purposes. There can be no assurance that the Company will be successful in selling these assets and, except as described above, the Company cannot predict the net proceeds of these sales, if any.

     As of March 31, 1998, the Company did not meet the financial covenant ratios required in its credit agreements. The financial institution lenders have agreed to waive these requirements at March 31, 1998. In addition, the credit documentation governing the Senior Credit Facility and the Series A Bridge Notes was amended to provide for (i) a lower principal amount available under the Revolver from the lesser of $16.0 million or the borrowing base of the Company's receivables to the lesser of $8.0 million (increased by an amount equal to the Company's fiscal 1998 income tax liability, if any) or the borrowing base of the Company's receivables, (ii) an agreement to secure the Series A Bridge Notes with second liens on the Company's assets, (iii) monthly financial covenants, (iv) limitations on certain payments by the Company

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


Company and (v) the payment to the financial institution lenders of a fee, the substantial portion of which is payable on September 30, 1998.

     During the nine months ended March 31, 1998, net cash provided by the operating activities of the Company decreased approximately $4.7 million.
In the prior year, the Company received a favorable cash judgment from the State of Missouri totalling $2.9 million (see "Nine Months Ended March 31, 1998 Compared to Nine Months Ended March 31, 1997"). The remaining difference is related to decreases in operating performance at certain of the Sale Facilities and changes in working capital between periods.

     The Company's current primary cash requirements relate to its normal operating expenses, debt service (including the previously mentioned $1.0 million CPO payment), lease payments on the Company's leased facilities, working capital needs, routine capital improvements at its facilities and payments made in connection with the Company's corporate restructuring. Also, although not anticipated within the next twelve months, certain of the Company's litigation matters could require cash payments in the future. See "Financial Condition" above and Part II. - Other Information, "Item 5. Other Information" below.

     The Company believes that its cash resources, including the current availability of additional funds under the Revolver, the availability under the Junior Subordinated Note Purchase Agreement to fund the working capital needs of the facilities in Dothan, Alabama and Palm Bay, Florida and internally-generated funds from future operations, will be sufficient to fund its current operations, provided certain of the contingent matters discussed elsewhere herein do not result in significant payments by the Company. In the event that the Company is required to make such payments, or in the event the Company's financial institution lenders further restrict availability under the Revolver, the Company may be required to seek consents from its lenders to make such payments or may be required to seek additional financing and/or a refinancing of its existing indebtedness. There can be no assurance that the Company will be successful in obtaining such consents or such alternative financing arrangements.


PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     During fiscal year 1996, the State of Louisiana requested repayment of disproportionate share payments received by two of the Company's Louisiana facilities in fiscal years 1995 and 1994 totaling approximately $5.0 million. The repayment requests related to a) alleged overpayments made to the Company's former Three Rivers Hospital, which was closed on June 30, 1995, because the State of Louisiana believed Three Rivers' actual annual inpatient volume was less than its projection of annual inpatient volume made at the beginning of its 1994 cost reporting year and b) alleged improper teaching hospital payments made to Three River Hospital and Bayou Oaks Hospital because the State believed these facilities were not qualifying teaching hospitals at the time these payments were made. The Company believes that certain of the calculations which support the State's calculation have not been considered. Further, the Company believes that, based on its understanding of the rules and regulations in place at the time the teaching hospital payments were made, payments received as a result of the teaching classification were appropriate.

     Over the last two years, the Company has had extensive discussions with officials in the Louisiana Department of Health and Hospitals with respect to these matters. These discussions have included a possible settlement at an amount considerably less than the State's initial requests. The Company notes that during the

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


course of its negotiations with the State, the State's demands have varied significantly and that, during the third quarter, the State's demands increased. Although the Company intends to vigorously contest any position by the State of Louisiana which the Company considers adverse, the Company has been advised by counsel that this matter is closer to litigation than the Company previously believed and that the costs to litigate, as well as any settlement, could exceed the amount which the Company previously reserved for on this matter. Accordingly, the Company increased its reserve for this matter in the quarter ended March 31, 1998. Notwithstanding this increase, the Company believes that the resolution of this matter will not have a material adverse effect on its liquidity.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The Exhibits required to be filed as part of this Quarterly Report on Form 10-Q are as follows:

          Exhibit 2.6 Agreement of Purchase and Sale dated as of March 18, 1998 by and between Ramsay Louisiana, Inc. and Health-One Properties, LLC. Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedules and attachments to such Agreement to the Commission upon request

          Exhibit 2.7 Stock Purchase Agreement dated as of May 1, 1998 by and among the Company, Ramsay Managed Care, Inc. and Horizon Health Corporation. Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedules and attachments to such Agreement to the Commission upon request

          Exhibit 2.8 Asset Purchase Agreement dated as of May 15, 1998 by and among Greenbrier Hospital, Inc., the Company and Provider Options Holdings, L.L.C. Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedules and attachments to such Agreement to the Commission upon request

          Exhibit 10.113 First Amendment to Credit Agreement dated as of March 27, 1998 by and among the Company, certain subsidiaries of the Company on the signature pages thereto, General Electric Capital Corporation, as Administrative Agent and Lender, and The ING Capital Senior Secured High Income Fund, L.P., as Lender

          Exhibit 10.114 First Amendment to Subordinated Note Purchase Agreement dated as of March 27, 1998 by and among the Company, General Electric Capital Corporation and Paul Ramsay Holdings Pty. Limited

          Exhibit 10.115 Junior Subordinated Note Purchase Agreement dated as of March 25, 1998 by and between the Company and Paul Ramsay Holdings Pty. Limited

          Exhibit 27      Financial Data Schedule

     (b)  Current Reports on Form 8-K

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


          The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 1998.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereupon duly authorized.


                                         RAMSAY HEALTH CARE, INC.
                                         Registrant


                                          /s/ Carol C. Lang
                                         -------------------------
                                         Carol C. Lang
                                         Chief Financial Officer



Date: May 20, 1998