Form 10-K
period 1998-06-30
RAMSAY HEALTH CARE INC
filed 1998-10-13
CIK 773136

                                    FORM 10-K

(MARK ONE)
      /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED JUNE 30, 1998 OR

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./ /

         The number of shares of the registrant's Common Stock outstanding as of October 2, 1998 was 10,877,982. The aggregate market value of Common Stock held by non-affiliates on such date was $9,232,121.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain sections of the registrant's definitive Proxy Statement to be filed for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III.

                           FORWARD-LOOKING STATEMENTS

                  In connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, Ramsay Health Care, Inc. ("RHCI" or the "Company") notes that this report contains forward-looking statements about the Company. The Company is hereby setting forth cautionary statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements or information made by or on behalf of or concerning the Company. Some of the most significant factors include (i) accelerating changes occurring in the at-risk youth industry, including competition from consolidating and integrated provider systems and limitations on reimbursement rates, (ii) federal and state governmental budgetary constraints which could have the effect of limiting the amount of funds available to support governmental programs, (iii) statutory, regulatory and administrative changes or interpretations of existing statutory and regulatory provisions affecting the conduct of the Company's business and affecting current and prior reimbursement for the Company's services, (iv) the Company's inability to successfully implement its new strategic direction of providing treatment and education programs for at-risk and troubled youth and
(v) the Company's inability to obtain working capital and acquisition financing on commercially reasonable terms. There can be no assurance that any anticipated future results will be achieved. As a result of the factors identified above and other factors, the Company's actual results or financial or other condition could vary significantly from the performance or financial or other condition set forth in any forward-looking statements or information.

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

                  The Company is a leading operator and manager of diversified treatment and education programs for at-risk and troubled youth in residential and non-residential settings nationwide. During the fiscal year ended June 30, 1998, the Company also operated as a provider and manager of behavioral healthcare services. See "Recent Developments".

OVERVIEW

                  On February 19, 1998, the Company announced a change in strategic direction in order to focus on becoming a leader in the at-risk youth industry. To that end, in February 1998, management identified for divestiture those businesses and facilities which were not essential to its strategic objectives in the youth services field. In June 1998, the Company sold its behavioral managed care business and in September 1998, the Company completed the sales of non-strategic inpatient psychiatric hospitals. The net proceeds for these divestitures were applied to reduce indebtedness and to redeem preferred stock, all held by an unaffiliated financial institution. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". The remaining business represents the Company's youth service operations and is comprised of seven youth facilities with 713 beds and six group homes with 66 beds. The Company also provides a range of outpatient services and day treatment programs tailored for the at-risk and troubled youth population.

                  Throughout its youth facilities and group homes, the Company offers specialized services to those adolescents affected with behavioral disorders, psychoses, emotional disorders, as well as sexual and juvenile offenders. Within these environments, clinical and program teams incorporate therapeutic, educational and vocational services with cognitive, behavioral and social rehabilitation programs. These highly structured programs assist troubled youth in learning how to change ineffective or violent behavior and cope with the difficulties and stresses of life. The Company's specialized services and programs are geared toward the following populations: (i) juvenile offenders,
(ii) adolescent females, (iii) children and adolescents with emotional and behavioral disorders, (iv) sexual offenders, (v) substance abusers and (vi) youth with developmental disabilities. In response to state, community and agencies' needs to secure appropriate placements for special needs youth, the Company offers the following specialized programs and services:

o RESIDENTIAL TREATMENT FACILITIES - Residential Treatment Facilities provide a safe, secure and highly structured environment for the evaluation and development of programs for troubled youth. Certain Residential Treatment Facilities offer specific services such as:

     - Intensive Treatment Units which provide crisis stabilization for severely behaviorally and emotionally disturbed youth.

     - Residential Treatment Centers which focus on a cognitive behavioral model with family, group and individual counseling, social and life skills, and educational and recreational programs.

     - Assignment Centers which conduct in-depth academic, mental health, behavioral and medical assessments with the primary purpose of placing adjudicated juveniles in the proper residential facility within the restrictiveness level ordered by the court.

     - Day Treatment Programs which are designed to meet the special needs of troubled youth and their families, while enabling the youth to remain living in his or her home.

     The Company also has the ability to manage and develop programs and services for youth in facilities not owned by the Company through service contracts.

o GROUP HOMES - Group homes provide shelter care for youth in a family-like setting in residential neighborhoods. These adolescents typically are in need of a step-down or transition phase back to their home environment. The primary focus is to teach independent living skills to decrease institutional dependency. Youth in group homes attend public education programs or educators are brought into the home, where they receive vocational and work training programs in order to gradually transition them back into their communities.

o SPECIAL EDUCATION PROGRAMS - Special Education Programs are designed to educate at-risk youth in a manner that promotes public safety by reducing disruptive and delinquent behaviors of students. The principal components of the special education programs include an academic curriculum, daily computer assisted learning, behavioral counseling, job placement, family services and community service.

o COMMUNITY-BASED SERVICES - Community-Based Services are provided in the youth's home or in another community setting. These community-based services provide supportive, mental health care and counseling to youth and their families whose condition does not warrant more intensive treatment programs.

                  The primary objective of the Company's programs is to provide the optimal opportunity for habilitation and integration of at-risk and troubled youth into their communities as responsible individuals and productive citizens.

RECENT DEVELOPMENTS

                  On May 4, 1998, the Company sold its Three Rivers facility, which had been closed since June 30, 1995, for $2.0 million. Proceeds from the sale included a $0.5 million cash payment at closing and a $1.5 million, 12% promissory note, due and payable on May 1, 1999.

                  On June 2, 1998, the Company sold FPM Behavioral Health, Inc. ("FPM"), its wholly owned managed behavioral health care business for a cash purchase price of $20.0 million, subject to certain future potential purchase price adjustments. On June 2, 1998, the Company also sold its Greenbrier facility for a cash purchase price of $1.6 million.

                  On September 28, 1998, the Company consummated a sale/leaseback transaction whereby the Company sold the land, building and fixed equipment of its Havenwyck facility in Auburn Hills, Michigan for the land, building and fixed equipment of its leased Desert Vista facility in Mesa, Arizona and $1.3 million in cash. In connection with the sale/leaseback, the Company agreed to lease the Havenwyck facility back over a term of approximately 12 years with current annual minimum lease payments of $1.3 million, payable monthly.

                  On September 28, 1998, the Company completed the sale of its management contract services subsidiary, and behavioral health care facilities in Conway, South Carolina, Houma, Louisiana, Mesa, Arizona and DeSoto, Texas for a cash purchase price of $13.5 million. In connection with the sale, the Company agreed to sell its medical subacute and behavioral health care facility in San Antonio, Texas to the purchaser for no additional consideration other than the assumption of liabilities if the purchaser obtains consent for the sale from the lessor of the facility within 90 days.

                  On September 30, 1998, the Company completed the sale of its behavioral health care facility in Morgantown, West Virginia for a cash purchase price of $14.8 million.

STRATEGY

                  The Company's current youth service operations are the solid platform from which management intends to pursue growth within its current geographic markets, as well as new geographic markets, where the Company is or can be a dominant player in the industry. The Company intends to grow through
(i) expansion of services, markets and products, (ii) aggressive response to requests for proposals ("RFP's") and (iii) selected strategic acquisitions. Through these avenues, management intends to capitalize on the youth services industry's size, fragmentation and multiple payor sources.

o EXPANSION OF SERVICES - Management believes significant opportunities exist to further penetrate the Company's existing geographic markets. Management will continue to capitalize on the Company's reputation for delivering high quality, cost-effective solutions to expand the breadth of service provided to existing customers and to attract new customers. In addition, the Company will continue to develop new programs which respond to state and local agencies' needs to secure appropriate placements for special needs youth.

o AGGRESSIVE RESPONSE TO RFPS - The Company is well positioned to expand into new markets as state and local agencies increasingly seek providers with the capability to provide a broader continuum of services to at-risk youth. Further, management believes this trend will intensify as state and local governments desire to keep spending in their respective home states and look to develop local services. Typically, the solicitation of providers for new and broader service offerings is accomplished by state agencies through RFPs, a process in which the Company actively competes in markets management has targeted for growth. Management believes the Company's history of providing high quality, cost-effective services gives it a significant competitive advantage in responding to RFP's. The Company prioritizes its target markets based on the needs of each state, the diversification of funding sources, state and local legislation, existing relationships and in-state competition.

o SELECTED STRATEGIC ACQUISITIONS - The Company intends to pursue strategic acquisitions of other youth services providers to further penetrate existing markets and enter new geographic markets. The youth services industry is highly fragmented with what the Company estimates to be approximately 10,000 to 15,000 providers. The Company continually reviews acquisition opportunities and management believes that a number of acquisition opportunities currently exist at reasonable valuations. Further, management believes it can enhance the performance of acquired facilities by selectively implementing the Company's programs to expand services. Management believes that the Company's current infrastructure is capable of supporting a number of acquisitions affording the opportunity to spread certain fixed operational expenses over a broader revenue base. Acquisitions will depend, in part, on the Company obtaining acquisition financing on commercially reasonable terms. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

COMPETITION

                  The fragmented at-risk youth industry is comprised largely of small providers that operate in relatively limited geographic areas and provide services to a specific type of juvenile. The Company competes with both public and private for-profit and not-for-profit companies.

                  Competition generally is based upon program quality, range and price of services provided, operational experience and facility location. The strength and depth of a provider's relationship with the various payors plays a significant role in the selection process. The Company believes that its facilities compete favorably on the basis of, among other things, the range and quality of programs offered and the expertise of its management team in the development and implementation of new programs.

MARKETING

                  The Company's marketing activities are directed primarily toward local and state governmental entities responsible for juvenile justice, social services providers, education and mental health providers, as well as school districts and juvenile courts responsible for special programs for at-risk and troubled youth. Marketing efforts are coordinated by the Company's Vice President of Youth Services and other senior management personnel in concert with field management at the local level.

REGULATION

                  The at-risk youth industry is subject to federal, state and local regulations, which are administered by a variety of regulatory authorities. Operators of residential and day facilities for juveniles are typically expected to provide education programs and, in some instances, health care services. As providers of such services, operators of at-risk youth facilities are required to comply with applicable state and local regulations. In addition, some programs require accreditation from the Joint Commission on Accreditation of Healthcare Organizations or Commission on Accreditation of Rehabilitation Facilities.

                  As a behavioral healthcare provider, the Company is subject to extensive and frequently changing government regulations. These regulations are primarily concerned with licensure, conduct of operations, reimbursement, financial solvency, standards of medical care, the dispensing of drugs, patient rights (including the confidentiality of medical records) and the direct employment of psychiatrists, psychologists, and other licensed professionals. Regulatory activities affect the Company's business directly by controlling its operations, restricting licensure of the business entity or by controlling the reimbursement for services provided, and indirectly by regulating its customers. In certain cases, more than one regulatory agency may have authority over the activities of the Company. State licensing laws and other regulations are subject to amendment and to interpretation by regulatory agencies with broad discretionary powers. Any new regulations or licensing requirements, or amendments or interpretations of existing regulations or requirements, could require the Company to modify its operations materially in order to comply with applicable regulatory requirements and may have a material adverse effect on the Company's business, financial condition or results of operations.

                  Federal law contains a number of provisions designed to ensure that services rendered by providers of healthcare services to Medicare and Medicaid patients are medically necessary, meet professionally recognized standards and are billed properly. These provisions include a requirement that admissions of Medicare and Medicaid patients to a facility must be reviewed in a timely manner to determine the medical necessity of the admissions. In addition, the Peer Review Improvement Act of 1982 ("Peer Review Act") provides that a facility may be required by the federal government to reimburse the government for the cost of Medicare-paid services determined by a peer review organization to have been medically unnecessary. Each of the Company's facilities has developed and implemented a quality assurance program and implemented procedures for utilization review and retrospective patient care evaluation to meet its obligations under the Peer Review Act.

                  The Social Security Act imposes civil sanctions and criminal penalties upon persons who make or receive kickbacks, bribes or rebates in connection with federally-funded healthcare programs. The Social Security Act also provides for exclusion from the Medicare and Medicaid programs for violations of the anti-kickback rules. The anti-kickback rules prohibit providers and others from soliciting, offering, receiving or paying, directly or indirectly, any remuneration in return for either making a referral for a federally-funded healthcare service or item or ordering any such covered service or item. In order to provide guidance with respect to the anti-kickback rules, the Office of the Inspector General of the U.S. Department of Health and Human Service has issued regulations outlining certain "safe harbor" practices, which although potentially capable of including prohibited referrals, would not be prohibited if all applicable requirements were met. A relationship which fails to satisfy a safe harbor is not necessarily illegal, but could be scrutinized on a case-by-case basis. Since the anti-kickback rules have been broadly interpreted, they could limit the manner in which the Company conducts its business. The Company believes that it currently complies with the anti-kickback rules in planning its activities, and believes that its activities, even if not within a safe harbor, do not violate the anti-kickback rules. However, there can be no assurance that (i) government enforcement agencies will not assert that certain of these arrangements are in violation of the illegal remuneration statute, (ii) the statute will ultimately be interpreted by the courts in a manner consistent with the Company's practices or (iii) the federal government or other states in which the Company operates will not enact similar or more restrictive legislation or restrictions that could, under certain circumstances, impact the Company's operations.

                  Under another federal provision, known as the "Stark" law or "self-referral" prohibition, physicians who have an investment or compensation relationship with an entity furnishing certain designated health services (including inpatient and outpatient facility services) may not, subject to certain exceptions, refer Medicare patients for designated health services to that entity. Similarly, facilities may not bill Medicare or any other party for services furnished pursuant to a prohibited referral. Violation of these provisions may result in disallowance of Medicare claims for the affected services, as well as the imposition of civil monetary penalties and program exclusion. In addition, the Stark law prevents states from receiving federal Medicaid matching payments for designated health services that are provided as a result of a prohibited referral. Often as a result of this requirement, a number of states have enacted prohibitions similar to the Stark law covering referrals of non-Medicare business. The following states in which the Company conducts business have passed legislation which, under certain circumstances, either may prohibit the referral of private pay patients to healthcare entities in which the physician has an ownership or investment interest or with which the physician has a compensation arrangement or may require the disclosure of such interest to the patient: Arizona, Florida, Georgia, Louisiana, Michigan, Missouri, Nevada, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Utah and West Virginia. All of these rules are very restrictive, prohibit submission of claims for payment related to prohibited referrals and provide for the imposition of civil monetary penalties and criminal prosecution. The Company is unable to predict how these laws may be applied in the future, or whether the federal government or states in which the Company operates will enact more restrictive legislation or restrictions that could under certain circumstances impact the Company's operations.

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

                  In certain states where the Company intends to manage the provision of educational services for troubled youth, state and local regulation exists governing such areas as compensatory arrangements between for-profit service providers such as the Company and not-for-profit schools and other educational entities, conflicts of interest and standards governing the quality of educational services.

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

                  The Company believes that it is currently in compliance in all material respects with applicable current statutes and regulations governing its business. The Company monitors its compliance with applicable statutes and regulations and works with regulators concerning various compliance issues that arise from time to time. Notwithstanding the foregoing, the regulatory approach to behavioral healthcare services is extensive and evolving and there can be no assurance that a regulatory agency will not take the position, under existing or future statutes or regulations, or as a result of a change in the manner in which existing statutes or regulations are or may be interpreted or applied, that the conduct of all or a portion of the Company's operation within a given jurisdiction is or will be subject to further licensure and regulation. Expansion of the Company's businesses to cover additional geographic areas or to different types of products or customers could also subject it to additional licensure and regulatory requirements.

INDUSTRY TRENDS

                  The Company believes that the at-risk youth market is highly fragmented and experiencing rapid growth. The market is comprised of three major segments: juvenile justice, education and child welfare. The population of at-risk youth include youth who are abused and neglected, emotionally disturbed, behaviorally disordered, developmentally delayed, learning disabled and/or adjudicated. According to published industry statistics, the overall market is expected to grow in excess of 7% per annum over the next five years and the for-profit portion of the industry is expected to grow 30% annually over the same time period. Contributing factors to the rapid industry growth include (i) a substantive increase in the youth population, (ii) the proliferation of single parent households, (iii) the increase in the number of families living at the poverty level, (iv) the rise in drug use among juveniles and (v) an increase in organized gang activities.

SOURCES OF REVENUE

                   In fiscal 1998, the Company received payments from various sources, including commercial insurance carriers (which provide coverage to insured patients on both an indemnity basis and through various managed care plans), Medicaid, Medicare and various governmental agencies (including state judicial systems). In addition, payments were received directly from individuals, including copayments and deductibles related to services covered by these individuals' benefit plans. The Company also received payments under management contracts from its various clients.

                  The following table sets forth the approximate percentages of the Company's fiscal year 1998 revenues derived from these various sources.

                                                             YEAR ENDED
                                                            JUNE 30, 1998
                                                          ------------------
Medicare............................................             33%
Other government programs...........................             22%
Medicaid............................................             16%
Blue Cross and other commercial insurance...........             15%
Managed care organizations..........................             10%
Contract management customers.......................              2%
Self-pay and other..................................              2%
                                                          ==================
                                                                100%

                                                          ==================

o MEDICARE - Medicare is the federal health insurance program for the aged and disabled. Medicare reimburses providers of psychiatric care for inpatient, partial hospitalization and hospital-based outpatient services on a cost-based reimbursement system. Medicare reimburses for certain other outpatient services based on an area-wide fee schedule or other blended rates. Medicare reimbursement is typically less than the Company's established charges for services provided to Medicare patients. Patients are not responsible for the difference between the reimbursed amount and the established charges other than for applicable noncovered charges, coinsurance and deductibles. In 1983, Congress changed the Medicare law applicable to Medicare reimbursement for medical/surgical services from a retrospectively determined reasonable cost system to a prospectively determined diagnosis-related grouping ("DRG") system. Facilities providing psychiatric care are currently exempt from the DRG reimbursement system. However, both Congress and the agency responsible for administering the Medicare program, the Health Care Financing Administration, have been investigating a revision to the payment system for inpatient psychiatric, partial hospitalization and hospital-based outpatient services, including certain of the services provided by the Company, which would eliminate the cost-based structure of the current system. Under current proposals, reimbursement for inpatient, partial hospitalization and outpatient psychiatric services would be transitioned to a prospective payment system in which payment for services may be unrelated to the provider's costs.

     Medicare reimbursement to exempt psychiatric and chemical dependency facilities is currently subject to the payment limitations and incentives established in the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"). These facilities are currently paid on the basis of each facility's historical costs trended forward, with a limit placed on the rate of increase in per case reimbursable costs. Facilities with costs less than their respective target rate per discharge are currently reimbursed based on allowable Medicare costs, plus an additional incentive payment. Medicare reimbursement under TEFRA to facilities exempt from prospective payment, such as the Company's facilities, have been adversely affected by the Balanced Budget Act of 1997, passed by Congress in July 1997. Under certain provisions of this Act, effective July 1, 1998 for the Company, target rates per discharge were capped, the formula by which incentive payments are calculated was modified to reduce these payments and allowable Medicare capital costs were reduced by 15%.

o OTHER GOVERNMENT PROGRAMS - The Company's facilities are reimbursed for certain services on a per-diem basis by various state agencies. The per-diem rate is generally based on the nature and scope of services provided to these patients.

o MEDICAID - Medicaid is the federal/state health insurance program for low-income individuals, including welfare recipients. Subject to certain minimum federal requirements, each state defines the extent and duration of the services covered by its Medicaid program. Moreover, although there are certain federal requirements governing the payment levels for Medicaid services, each state has its own methodology for making payment for services provided to Medicaid patients. Various state Medicaid programs cover payment for services provided to Medicaid patients by the Company.

o MANAGED CARE ORGANIZATIONS AND OTHER COMMERCIAL PAYORS - The Company's facilities are reimbursed for behavioral healthcare services by health maintenance organizations ("HMO's"), commercial insurance companies and self-insured employers either on a fee-for-service basis or under contractual arrangements which include per-diem, per-diagnosis or sub-capitated arrangements.

     For inpatient and partial hospitalization services, Blue Cross plans reimburse based on charges or negotiated rates in all areas in which the Company presently operates facilities, except Alabama and Michigan. In certain states in which the Company operates, Blue Cross reimbursement is approved through a rate-setting process and, therefore, Blue Cross may reimburse the Company at a rate less than billed charges. Under cost-based Blue Cross programs, such as those in Alabama and Michigan, direct reimbursement to facilities typically is lower than the facility's charges, and patients are not responsible for the difference between the amount reimbursed by Blue Cross and the facility's charges.

     Most commercial insurance carriers reimburse their policyholders or reimburse the Company directly for charges at rates and limits specified in their policies. Patients generally remain responsible for any amounts not covered under their insurance policies. Generally, reimbursement for psychiatric inpatient and chemical dependency care by commercial insurance carriers is limited to a maximum number of inpatient days per year or during the patient's lifetime, or to a maximum dollar amount expended for a patient in a given period.

OWNERSHIP ARRANGEMENTS

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

EMPLOYEES

                  As of June 30, 1998, the Company employed approximately 1,622 full-time and 1,215 part-time employees, including a corporate headquarters staff of approximately 17 full-time employees. The Company considers its relationship with its employees to be good. After giving effect to the divestitures of businesses and facilities in September 1998, the Company employs 933 full-time and 773 part-time employees, including a corporate headquarters staff of approximately 17 full-time employees.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information with respect to the executive officers of the Company is set forth below:


                                           POSITION WITH THE COMPANY AND PRINCIPAL OCCUPATION
NAME OF EXECUTIVE OFFICER          AGE     DURING THE PAST FIVE YEARS

-------------------------------  --------- ---------------------------------------------------------------------

Luis E. Lamela................      48     Chief  Executive  Officer of the Company since  January  1998;  Vice
                                               Chairman of the Board of the Company since  January 1996;  Chief
                                               Executive  Officer of CAC Medical Centers,  a division of United
                                               HealthCare  of  Florida,  since May 1994;  President  and CEO of
                                               Ramsay-HMO, Inc. from prior to 1993 to May 1994.

Bert G. Cibran................      44     President  and Chief  Operating  Officer of the Company since August
                                               1996;  President,  Summa  Healthcare  Group,  Inc. from February
                                               1996 through August 1996;  President and Chief Operating Officer for the Florida  operations of Physician  Corporation of America from February 1994 to February  1996;  Executive  Vice President
                                               of  Operations  with  Ramsay-HMO,  Inc.  from  prior  to 1993 to
                                               February 1994.

Isabel M. Diaz................      33     Vice  President of the Company since October  1997;  Executive  Vice
                                               President  of  Corporate  Relations  for  United  HealthCare  of
                                               Florida,  Inc. and the CAC Medical Centers,  Inc., a division of
                                               United  HealthCare of Florida,  Inc., from May 1994 to September
                                               1997;  Vice  President  of  Investor  and Public  Relations  for
                                               Ramsay-HMO, Inc. from prior to 1993 to May 1994.

Marcio C. Cabrera.............      34     Executive Vice President and Chief Financial  Officer of the Company
                                               since July 1998;  Vice  President  of  Finance  for CAC  Medical
                                               Centers,  a division of United HealthCare of Florida,  Inc. from
                                               June 1997 to May 1998;  Vice  President  of  Finance  for United
                                               HealthCare  of  Florida,   Inc.  from  May  1994  to  May  1997;
                                               Corporate  Controller for  Ramsay-HMO  from prior to 1993 to May
                                               1994.

William N. Nyman..............      45     Vice   President  of  the  Company   since  August  1993;   Regional
                                               Controller of the Company from prior to 1993 to July 1993.

Jorge Rico....................      33     Vice President of the Company since  February  1997;  Vice President
                                               of   Administration   and  Information   Technology  for  United
                                               HealthCare  of Florida,  Inc.  from 1994 to January 1997 and for
                                               Ramsay-HMO, Inc. from prior to 1993 to 1994.

Marianne L. Finizio...........      39     Vice President of the Company since January 1997;  Vice President of
                                               United  HealthCare  of Florida,  Inc.  from May 1994 to December
                                               1996; Vice President for Ramsay-HMO,  Inc. from prior to 1993 to
                                               May 1994.

ITEM 2.  PROPERTIES.

         The following table provides information concerning 14 inpatient facilities owned and operated or leased and operated by the Company as of June 30, 1998.


                                                 DATE OPENED             TOTAL
FACILITY (7)                                     OR ACQUIRED             BEDS
-------------------------------------      -------------------------  ------------
Havenwyck Facility
   Auburn Hills, MI(1)..............       November 1983                  139
Brynn Marr Facility
   Jacksonville, NC.................       December 1983                   76
Hill Crest Facility
   Birmingham, AL...................       January 1984                   103
Heartland Facility
   Nevada, MO.......................       April 1984                     134
Coastal Carolina Facility
   Conway, SC(2)....................       November 1984                   98
Bayou Oaks Facility
   Houma, LA(2)....................        November 1985                   98
Benchmark Regional Facility
    Woods Cross, UT.................       August 1986                     68
Desert Vista Facility
    Mesa, AZ(2).....................       February 1987                  100
Chestnut Ridge Facility
    Morgantown, WV(2)...............       November 1987                   70
The Haven Facility
     DeSoto, TX(2)..................       April 1990                     102
Mission Vista Facility
     San Antonio, TX(3).............       November 1991                   61
Benchmark Behavioral Facility
     Midvale, UT(4).................       June 1995                       80
Gulf Coast Treatment Center
      Fort Walton Beach, FL(5)......       December 1996                  118
Dothan Facility
      Dothan, Alabama...............       April 1998                      75
                                                                      ------------
           Total (6)................                                    1,380
                                                                      ============


(1) In September 1998, the Company sold and immediately leased back the land, building and fixed equipment associated with this facility. The lease has an initial term of approximately 12 years. See "Item 1. Business - Recent Developments".
(2) These facilities were sold in September 1998. See "Item 1. Business - Recent Developments".
(3) In April, 1995, the Company sold and immediately leased back the land, building and fixed equipment associated with this facility. The lease has an initial term of 15 years and three successive renewal options of five years each. In connection with the sale of certain facilities, the Company has agreed to sell its interest in Mission Vista to an unrelated third party if the unrelated third party obtains consent for the transfer from the facility's lessor. See "Item 1. Business - Recent Developments".
(4) The building in which the Company's facility in Midvale, Utah is located is leased for an initial period ending June 24, 1999 (with an option to renew for an additional three years).
(5) The Company resumed operations at this facility in December 1996. For the previous four years, this facility was leased to another healthcare provider.
(6) Excludes Meadowlake facility, which was leased to an independent healthcare provider in August 1997, Bethany Pavilion, a 43-bed unit managed by the Company under a joint venture agreement during fiscal 1998, and the Palm Bay facility which was leased in July 1998.
(7) The Company believes that its facilities are well maintained and are of adequate size for present needs.

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

                  As required by SFAS No. 121, the Company periodically reviews its long-lived assets (land, buildings, fixed equipment, cost in excess of net asset value of purchased businesses and other intangible assets) to determine if the carrying value of these assets is recoverable, based on the future cash flows expected from the assets. Based on this review, the Company determined that the carrying value of certain long-lived assets were impaired (within the meaning of the Statement) at June 30, 1998 and 1996. The amount of the impairment, calculated as (i) the excess of carrying value of the long-lived assets over the discounted future cash flows expected from the assets, or (ii) the excess of the carrying value of the long-lived assets over the selling values, totalled approximately $18.3 million and $5.5 million at June 30, 1998 and 1996, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data".

                  The Company leases office space for its corporate headquarters in Coral Gables, Florida, (through August 1999) and its former corporate headquarters in New Orleans, Louisiana (through March 1999) and various regional offices and clinics. These leases have terms which generally range from three to five years, with renewal options.

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

                  During fiscal 1996, the State of Louisiana requested repayment of disproportionate share payments received by two of the Company's facilities in fiscal years 1995 and 1994 totalling approximately $5.5 million. However, the Company believes that this matter may be settled for an amount significantly less than the State's initial request. The Company intends to vigorously contest any position by Louisiana which it considers adverse.

                  In March 1997, a former executive vice president of the Company commenced arbitration and court proceedings (in the United States District Court for the Eastern District of Louisiana) against the Company in which he claims his employment was wrongfully terminated by the Company and seeks damages of approximately $2.3 million. The Company intends to vigorously defend the proceedings.

                  Prior to its merger with the Company, a subsidiary of the Company sold one of its wholly owned subsidiaries, a licensed health maintenance organization in Louisiana, Alabama and Mississippi. On September 29, 1997, the Company received a demand for indemnification by the purchaser of this subsidiary in an amount totalling approximately $5.8 million, an amount in excess of the purchase price paid by the purchaser for the HMO subsidiary. The Company intends to vigorously defend any proceedings which may result from this matter. In addition, on September 30, 1997, the Company demanded indemnification from the purchaser for various matters in an amount exceeding $2.0 million.

                  See footnote 15 to the consolidated financial statements set forth under "Item 8. Financial Statements and Supplementary Data".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

                  The Company's Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol RHCI. On October 2, 1998, there were 504 holders of record of the Company's Common Stock. No cash dividends have been declared on the Common Stock since the Company was organized. Also, the Company's credit facilities include provisions which prohibit the payment of cash dividends to its common shareholders.

                  In connection with a recapitalization of the interests of Mr. Paul J. Ramsay, Chairman of the Board of the Company and a significant shareholder, in June 1993, the Company issued 142,486 shares of Class B Preferred Stock, Series C (the "Series C Preferred Stock"), which are convertible into 1,424,860 shares of Common Stock (subject to adjustment). Each share of Series C Preferred Stock is entitled to (i) cumulative dividends at a rate of 5% per annum (or an aggregate of $362,200 per year), (ii) a liquidation preference of $50.84 under certain circumstances and (iii) ten votes on all matters put to a vote of the shareholders of the Company.

                  On June 10, 1997, as partial consideration for the acquisition of Ramsay Managed Care, Inc. ("RMCI"), the Company issued 100,000 shares of Series 1996 Preferred Stock, which are convertible into 1,000,000 shares of Common Stock (subject to adjustment), to a corporate affiliate of Mr. Ramsay. Each share of Series 1996 Preferred Stock is entitled to (i) cumulative dividends at a rate of 5% per annum (or an aggregate of $150,000 per year), (ii) a liquidation preference of $30.00 under certain circumstances and (iii) ten votes on all matters put to a vote of the shareholders of the Company.

                  On September 30, 1997, in connection with a refinancing of the Company's then existing indebtedness, the Company entered into an agreement with a corporate affiliate of Mr. Ramsay pursuant to which the corporate affiliate purchased 4,000 shares of non-convertible, non-voting Series 1997-A Preferred Stock at $1,000 per share. The shares are entitled to cumulative dividends at a rate of 9% per annum (or an aggregate of $360,000 per year) and to a liquidation preference of $1,000 per share under certain circumstances. The Series 1997-A Preferred Stock is mandatorily redeemable at a price of $1,000 per share, together with all accrued and unpaid dividends, under certain circumstances.

                  The Company's credit documentation generally prohibits the payment of dividends in respect of the Series C Preferred Stock, Series 1996 Preferred Stock and Series 1997-A Preferred Stock.

                  On September 30, 1997, the Company also sold to a financial institution, which effected the refinancing, $2.5 million of Series 1997 Preferred Stock. On September 30, 1998, the Series 1997 Preferred Stock was redeemed by the Company.

                  The following table sets forth the range of high and low closing sales prices per share of the Company's Common Stock for each of the quarters during the years ended June 30, 1998 and 1997, as reported on the NASDAQ National Market System:


                                                              HIGH               LOW
                                                        -----------------  -----------------
Year ended June 30, 1998
   First Quarter.....................................         $5 3/4             $3 1/4
   Second Quarter....................................          5 9/16             2 3/4
   Third Quarter.....................................          4 1/4              2 13/16
   Fourth Quarter....................................          3 1/4              1 5/8

Year ended June 30, 1997
   First Quarter.....................................         $3  5/16           $1  7/8
   Second Quarter....................................          3  1/4             1  25/64
   Third Quarter.....................................          4  5/8             2  1/8
   Fourth Quarter....................................          4  1/8             2  5/8


                  On October 2, 1998, the closing sales price of the Company's Common Stock was $1 1/4 per share.

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

                                                                          YEAR ENDED JUNE 30
                                                  --------------------------------------------------------------------
                                                     1998          1997          1996          1995          1994
                                                  ------------  ------------  ------------  ------------  ------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
   Total revenues..............................     $155,453       $136,719      $117,423       $136,418     $137,002
   Salaries, wages and benefits................       82,740         67,793        66,259         72,061       64,805
   Other operating expenses....................       64,252         46,819        42,387         44,741       42,907
   Provision for doubtful accounts.............        6,649          5,688         5,805          5,086        5,846
   Depreciation and amortization...............        5,714          5,473         5,490          7,290        6,836
   Interest and other financing charges........        7,230          5,942         6,892          8,347        8,906
   Restructuring and other charges.............        2,349             --            --             --           --
   Losses related to asset sales and closed
      businesses...............................       12,483             --         4,473          6,431          802
   Asset impairment charges....................       18,316             --         5,485         21,815           --
                                                  ------------  ------------  ------------  ------------  ------------
                                                     199,733        131,715       136,791        165,771      130,102
                                                  ------------  ------------  ------------  ------------  ------------
   Income (loss) before minority interest,
     income taxes and extraordinary item.......      (44,280)         5,004       (19,368)       (29,353)       6,900
   Minority interest...........................           --             --            --            887        4,824
                                                  ------------  ------------  ------------  ------------  ------------
   Income (loss) before income taxes and
      extraordinary losses.....................      (44,280)         5,004       (19,368)       (30,240)       2,076
   Provision (benefit) for income taxes........        9,981          1,726        (2,887)       (13,195)         599
                                                  ------------  ------------  ------------  ------------  ------------
   Income (loss) before extraordinary item.....      (54,261)         3,278       (16,481)       (17,045)       1,477
   Extraordinary item:
     Loss from early extinguishment of debt,
     net of income tax benefit.................       (4,322)            --            --           (257)        (155)
                                                  ============  ============  ============  ============  ============
   Net income (loss)...........................     $(58,583)      $  3,278      $(16,481)      $(17,302)    $  1,322
                                                  ============  ============  ============  ============  ============

    Income (loss) per common share:
       Basic:
          Before extraordinary item............        $(5.12)         $.35         $(2.12)      $(2.25)         $0.14
          Extraordinary item:
             Loss from early extinguishment of
              debt.............................          (.40)          --             --         (0.03)         (0.02)
                                                  ============  ============  ============  ============  ============
                                                       $(5.52)         $.35        $(2.12)       $(2.28)         $0.12
                                                  ============  ============  ============  ============  ============

       Diluted:
          Before extraordinary item............        $(5.12)         $.32        $(2.12)       $(2.25)         $0.13
          Extraordinary item:
             Loss from early extinguishment of
               debt...........................          (.40)          --              --        (0.03)         (0.02)
                                                  ============  ============  ============  ============  ============
                                                       $(5.52)         $.32        $(2.12)       $(2.28)         $0.11
                                                  ============  ============  ============  ============  ============

   Weighted average number of common
     shares outstanding:
      Basic....................................       10,784          8,404         7,928          7,740        7,751
                                                  ============  ============  ============  ============  ============
      Diluted..................................       10,784         10,228         7,928          7,756        8,695
                                                  ============  ============  ============  ============  ============


                                                                                JUNE 30
                                                  --------------------------------------------------------------------
                                                     1998          1997          1996          1995          1994
                                                  ------------  ------------  ------------  ------------  ------------
Balance Sheet Data:
              Working capital..................       $1,340         $9,960       $11,715        $24,098      $21,148
              Total assets.....................       85,091        141,189       132,758        139,236      183,168
              Long-term debt...................       14,398         47,254        44,664         55,568       67,707
              Stockholders' equity.............        1,188         59,182        46,053         61,779       80,468



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

                  On February 19, 1998, the Company announced a change in strategic direction in order to focus on becoming a leader in the youth services industry. The company's strategic plan is now focused on repositioning the Company for growth in the at-risk youth industry and strengthening the Company's financial position. The Company has engaged an investment banking firm to assist in the execution of this growth strategy. The firm will advise the Company in connection with acquisitions and other strategic initiatives necessary to expand the Company's existing youth services business. In addition, the investment banking firm has rendered advisory services in association with the divestiture of the Company's non-youth services businesses. See "Item 1. Business - Recent Developments".

                  In addition to the facilities that the Company is retaining as part of its youth service business (the "Retained Assets"), during the fiscal years ended June 30, 1998, 1997 and 1996, the Company was also a provider and manager of behavioral healthcare services (the "Divested Assets"). See "Item 1. Business Recent Developments".

                  Revenues of the Company's facilities are affected by changes in the rates the Company charges, changes in reimbursement rates by third-party payors, the volume of individuals treated and changes in the mix of payors. The Company's facilities provide services to individuals requiring intensive care, less intensive residential treatment care and outpatient treatment. Also, at four of the Company's facilities, medical subacute services are provided. (Three of these facilities which provide medical subacute services were sold in September 1998. See "Item 1. Business - Recent Developments".) The reimbursement rates for intensive inpatient care are generally greater than the rates paid for residential treatment care. However, the average length of stay for individuals in residential treatment programs is greater than that for individuals in intensive inpatient programs.

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

                  During fiscal 1997 and 1998 the Company also received capitated amounts for behavioral healthcare services provided to individuals covered by certain managed care contracts. Capitated revenues are recognized during the period in which enrolled lives are covered for capitated payments received. Revenue received from the management of facilities not owned by the Company and for case management, utilization review and quality assurance oversight on the delivery of behavioral healthcare services by independent providers on behalf of clients is recognized at the time the services are provided.

1998 COMPARED TO 1997

                  Total revenues increased from $136.7 million in 1997 to $155.5 million in 1998. Of this amount, revenues related to Retained Assets totalled $50.9 million in 1998 as compared to $44.7 million in 1997. Revenues related to Divested Assets totalled $104.5 million in 1998 as compared to $85.1 million in 1997. Excluded from Divested and Retained Asset revenues in 1997 are (i) a $2.9 million favorable cash judgment awarded by the courts of the State of Missouri related to one of the Company's Retained Assets, (ii) a $1.5 million benefit related to intermediary audits of prior year cost reports (approximately $1.0 million of this amount related to Divested Assets and $0.5 million related to Retained Assets), and (iii) a $1.3 million derivative transaction entered into in connection with a refinancing effort. No similar such items occurred in 1998.

                  The increase in revenues related to Retained Assets from 1997 to 1998 of $6.2 million is attributable to an increase in revenues from residential treatment centers from $15.4 million in 1997 to $23.1 million in 1998, which is offset by a decrease in revenues from intensive treatment units of $1.3 million. The increase in residential treatment center revenues from fiscal 1997 to fiscal 1998 was primarily due to an increase in total census between years of 58% (from 65,316 days to 103,450 days).

                  The increase in revenues related to Divested Assets from 1997 to 1998 of $19.4 million is attributable to (i) an increase in managed behavioral healthcare services revenues of $22.3 million related to RMCI, (ii) an increase in the Company's medical subacute unit revenues of $9.2 million attributable to an increase in total census between years, (iii) a decrease in revenues at the Company's Greenbrier facility of $2.7 million due to the closure and sale of the facility in fiscal 1998, (iv) a decrease in revenues generated from the Company's Meadowlake facility which closed in May 1997 of $2.7 million,
(v) decreases in revenues in the Company's facilities located in Houma, Louisiana, Midvale, Utah and Mesa, Arizona by $2.5 million, $1.3 million and $1.5 million, respectively, due to a decrease in census between years, and (vi) a decrease in revenues at the Company's management contracts division of $.9 million due to the loss of certain contracts.

                  Total salaries, wages and benefits increased from $67.8 million in 1997 to $82.7 million in 1998. Of this amount, salaries, wages and benefits related to Retained Assets totalled $28.0 million in 1998 as compared to $23.1 million in 1997. Salaries, wages and benefits related to Divested Assets totalled $48.9 million in 1998 as compared to $42.0 million in 1997. Corporate salaries, wages and benefits totalled $5.8 million in 1998 as compared to $2.7 million in 1997.

                  The increase in salaries, wages and benefits related to Retained Assets from 1997 to 1998 of $4.9 million is attributable to (i) an increase in salaries, wages and benefits of $1.5 million at Gulf Coast Treatment Center due to a full year of operation in fiscal 1998, (ii) an increase of $0.5 million due to the start-up of the Dothan and Palm Bay facilities, and (iii) an increase in salaries, wages and benefits in other Retained Assets facilities of $3.0 million due to an increase in total census between years.

                  The increase in salaries, wages and benefits related to the Divested Assets from 1997 to 1998 of $6.9 million is attributable to (i) an increase in salaries, wages and benefits of the Company's managed care operations of $7.0 million, (ii) an increase of $3.9 million attributable to an increase in total census between years at the Company's medical subacute units,
(iii) a decrease in contract management salaries, wages and benefits of $0.8 million due to the loss of contracts, (iv) a decrease in salaries, wages and benefits at the Meadowlake facility of $1.4 million, (v) a decrease in salaries, wages and benefits of the Company's facilities located in Houma, Louisiana, Mesa, Arizona and Midvale, Utah by $2.0 million due to reductions in total census, (vi) a decrease in the Greenbrier facility of $1.0 million due to both a reduction in census and its sale on June 2, 1998 and (vii) an increase in self-insurance reserves of $1.4 million due primarily to negative development of self-insured workers' compensation claims.

                  The increase in salaries, wages and benefits related to the corporate office from 1997 to 1998 of $3.1 million is attributable to an increase of $1.2 million in incentive bonuses accruals during 1998 and an increase of $2.0 million due to the hiring of new personnel in fiscal 1998 (primarily related to the acquisition of RMCI and Summa).

                  Other operating expenses increased from $46.8 million in 1997 to $64.3 million in 1998. Of this amount, other operating expenses related to Retained Assets totalled $14.1 million in 1998 as compared to $11.2 million in 1997. Other operating expenses related to Divested Assets totalled $41.4 million in 1998 as compared to $31.2 million in 1997. Other operating expenses related to the Company's corporate office totalled $8.8 million in 1998 as compared to $4.4 million in 1997.

                  The increase in other operating expenses related to Retained Assets from 1997 to 1998 of $2.9 million is attributable to (i) an increase in other operating expenses of $0.5 million at Gulf Coast Treatment Center, (ii) other operating expenses of the new Dothan and Palm Bay facilities and start-up expenses related to a new contract in Puerto Rico of $1.0 million and (iii) an increase in other operating expenses of $1.4 million due to an increase in total census between years at the remainder of the Company's Retained Assets.

                  The increase in other operating expenses related to Divested Assets from 1997 to 1998 of $10.2 million is primarily attributable to (i) an increase of $12.5 million in other operating expenses of the Company's managed care operations, (ii) an increase of $1.0 million attributable to an increase in census at the Company's medical subacute units, (iii) a decrease in other operating expenses at the Meadowlake facility of $0.9 million and (iv) a decrease of $2.4 million in other Divested Assets due to decreases in census between years.

                  The increase in corporate other operating expenses of $4.4 million from fiscal 1997 to fiscal 1998 is attributable to (i) an increase of $2.8 million in legal reserves due to the Company's outstanding litigation (see "Item 3. Legal Proceedings"), (ii) an increase of $0.6 million in self-insurance reserves due to negative development of self-insured malpractice claims and
(iii) an increase in professional fees of approximately $1.0 million due primarily to the integration of the managed care operations during fiscal 1998.

                  The provision for doubtful accounts increased from $5.7 million in 1997 to $6.6 million in 1998. Provision for doubtful accounts as a percentage of total revenues approximated 4.2% for 1997 and 1998.

                  Depreciation and amortization increased from $5.5 million in 1997 to $5.7 million in 1998 primarily due to the current year amortization of intangible assets recorded in connection with the managed care acquisition in June 1997 offset by curtailing of depreciation on assets held for sale.

                  Interest and other financing charges increased from $5.9 million in 1997 to $7.2 million in 1998. The increase was primarily attributable to a $1.3 million non-refundable fee charged by a financial institution in connection with an amendment to the Company's credit facility. See "Item 8. Financial Statements and Supplementary Data".

                  In connection with the Company's change in strategic direction, the Company initiated a restructuring of personnel at its corporate headquarters, including the identification and communication of severance arrangements with individual personnel. These amounts, which in the aggregate totalled $2.3 million, are reflected as restructuring charges in the accompanying statement of operations.

                  During the year ended June 30, 1998, the Company recorded losses of approximately $12.5 million related to the sale of the managed care operations and the Three Rivers and Greenbrier facilities. See "Item 8. Financial Statements and Supplementary Data".

                  During fiscal 1998, the Company recorded asset impairment charges of $18.3 million relating to (i) the difference in the carrying values and the selling price of the Divested Assets held as of June 30, 1998 ($17.6 million) (See "Item 1. Business - Recent Developments") and (ii) the write-off of cost in excess of net asset value of purchased businesses due to an asset impairment resulting from the change in strategic direction ($0.7 million). See "Item 8. Financial Statements and Supplementary Data".

                  The Company recorded a provision for income taxes in 1998 of $10.0 million, which primarily represents a full valuation allowance on its previously recorded deferred tax assets. The realizability of these assets had been based on the implementation of tax planning strategies that contemplated the sales of certain appreciated property. In connection with the Company's change in strategic direction, the Company determined that those tax planning strategies would not be realized and a full valuation allowance was considered necessary.

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

IMPACT OF INFLATION

                  The at-risk youth industry is labor intensive, and wages and related expenses increase in inflationary periods. Additionally, suppliers generally seek to pass along rising costs to the Company in the form of higher prices. The Company monitors the operations of its facilities to mitigate the effect of inflation and increases in the costs of health care. To the extent possible, the Company seeks to offset increased costs through increased rates, new programs and operating efficiencies. However, reimbursement arrangements may hinder the Company's ability to realize the full effect of rate increases. To date, inflation has not had a significant impact on operations.

IMPACT OF YEAR 2000

                  The Company has determined that it will be required to upgrade certain portions of its software, hardware and equipment so that its systems and equipment will function properly with respect to dates in the year 2000 and thereafter. Affected systems do not include those used within the Company for purposes of individual care. The Company will utilize both internal and external resources to upgrade and test certain software for year 2000 readiness. The Company anticipates substantially completing the Year 2000 project by June 1999. The total cost of the Year 2000 project is estimated at $450,000, primarily for the purchase of new software that will be capitalized. To date, the Company has incurred approximately

$300,000 related to the assessment of, and preliminary efforts on, developing its Year 2000 compliance project plan, purchase of new software and equipment, and installation of vendor supplied upgrades.

                  The costs for the Year 2000 project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources. The Company's operating results could be materially impacted if actual costs of the Year 2000 project are significantly higher than management estimates or if the systems and equipment of the Company or those of other companies on which it relies are not compliant in a timely manner.

                               FINANCIAL CONDITION

                  The Company's consolidated balance sheet as of June 30, 1998 reflects the impact of the sale of the Three Rivers facility in May 1998, and Greenbrier facility and managed care operations in June 1998. Net proceeds form the sales were used to partially prepay the Company's debt. In addition, net assets held for sale at June 30, 1998 include the expected net realizable value of the Company's non-youth service assets which the Company sold in September 1998. See "Item 1. Business - Recent Developments" and "Item 8. Financial Statements and Supplementary Data".

                  The Company records amounts due to or from third-party contractual agencies (Medicare, Medicaid and Blue Cross) based on its best estimate, using the principles of cost reimbursement, of amounts to be ultimately received or paid under current and prior years' cost reports filed (or to be filed) with the appropriate intermediaries. Ultimate settlements and other lump sum adjustments due from and paid to these intermediaries occur at various times during the fiscal year. At June 30, 1998, amounts due from Medicare, Medicaid and Blue Cross totalled approximately $4.9 million, $1.0 million and $1.2 million, respectively. Also, at June 30, 1998, amounts due to Medicare, Medicaid and Blue Cross totalled approximately $7.3 million, $1.0 million and $0.6 million, respectively. Changes in these amounts since June 30, 1997 are the result of fiscal intermediary lump sum adjustments, prior year cost report settlements and current year estimated settlements recorded during the year ended June 30, 1998.

                  In connection with the merger of RMCI in June 1997, the Company recorded cost in excess of net asset value of purchased businesses of approximately $18.8 million and identifiable intangible assets of approximately $4.7 million, which included the value of RMCI's established clinical protocols and existing managed care contracts. The cost in excess of net asset value of purchased businesses recorded in connection with RMCI was increased during the year ended June 30, 1998, based on changes (during the one year period after the RMCI merger) to a litigation matter concerning RMCI. In connection with the previously discussed sale of the Company's managed care business, which closed on June 2, 1998 and which include all operating entities of RMCI, the Company recorded a loss of $8.9 million. As a result of the sale, the balances of cost in excess of net value of purchased businesses and other intangible assets relating to RMCI were written-off.

                  On October 9, 1997, the Company acquired Summa Healthcare Group, Inc. ("Summa") and recorded cost in excess of net asset value of purchased businesses of approximately $1.8 million, which included (i) cash consideration of $0.3 million, (ii) the issuance of Common Stock, which had a market value as of July 1, 1997, the date of the Agreement and Plan of Merger, of $0.8 million and (iii) the issuance of warrants, which had an estimated fair value of approximately $0.7 million (using a Black-Scholes pricing model). The issuance of Common Stock and warrants increased the Company's additional paid-in capital by $1.5 million on the date of the acquisition.

                  The principal assets of Summa, whose principal stockholder is Luis E. Lamela, the Vice Chairman, a director and, as of January 1, 1998, the Chief Executive Officer of the Company, consist of projects in the specialty managed care and health services industry. These projects were undertaken by the Company on October 9, 1997, the effective date of the merger. As a result of the Company's change in strategic direction, several projects were abandoned and the Company recorded an asset impairment charge of approximately $0.7 million during fiscal 1998.

                  Other current accrued liabilities increased from $5.2 million at June 30, 1997 to $9.6 million at June 30, 1998 primarily as a result of (i) an increase in accrued expenses associated with the sale of the Divested Assets of approximately $3.5 million, (ii) a $2.3 million increase due to restructuring accruals recorded during fiscal 1998, (iii) an increase in fees due to a financial institution of $1.3 million as a result of an amendment to the Company's credit facility and (iv) a decrease of $2.3 million relating to assets held for sale at June 30, 1998 and the sale of the managed care operation on June 2, 1998.

                  Other noncurrent accrued liabilities increased from $6.6 million to $13.0 million primarily as a result of (i) an increase of $2.8 million in the Company's legal reserves as a result of outstanding legal cases and (ii) an increase of $1.0 million in accrued expenses relating to the sale of the Divested Assets.

                         LIQUIDITY AND CAPITAL RESOURCES

                  On September 30, 1997, the Company refinanced its then existing credit facilities with proceeds from a credit facility from a financial institution consisting of (i) a term loan of $12.5 million and a term loan of $10.0 million (the "Term Loans"), (ii) a revolving credit facility of up to $16.5 million (the "Revolving Credit Loan") and (iii) subordinated bridge notes, of which $15.0 million was purchased by the financial institution ("Series A Bridge Notes") and $2.5 million was purchased by Ramsay Holdings, a corporate affiliate of Mr. Ramsay (collectively known as "Subordinated Note Purchase Agreement").

                  In addition, on September 30, 1997, the Company entered into an agreement with Ramsay Holdings and the financial institution pursuant to which (i) Ramsay Holdings purchased $4.0 million of non-convertible, non-voting Class B Preferred Stock, Series 1997-A (the "Series 1997-A Preferred Stock") and
(ii) the financial institution purchased $2.5 million of Class B Preferred Stock, Series 1997 (the "Series 1997 Preferred Stock").

                  In connection with the Company's change in strategic direction and asset sales, the Credit Agreement and Subordinated Note Purchase Agreements were amended and restated on March 27, 1998, May 20, 1998, June 29, 1998, and July 29, 1998 and amended and restated as of September 30, 1998 (the "Amended and Restated Credit Facility").

                  As required by the Amended and Restated Credit Facility, in September 1998 the Company used the net proceeds from the sale of the Divested Asset to (i) repay in full the Term Loans, (ii) repay in full the Series A Bridge Notes, (iii) redeem all of the outstanding shares of the Series 1997 Preferred Stock, (iv) pay certain fees payable to the financial institution in connection with the Amended and Restated Credit Facility and (v) repay a portion of the Revolving Credit Loan. Subsequent to the allocation of the aforementioned proceeds, the balance of the Revolving Credit Loan was $7.9 million.

                  In addition, the Amended and Restated Credit Facility extended the maturity of the Revolving Credit Loan to September 30 1999, and adjusted the amount of the Revolving Credit Loan to an amount up to the lesser of $9.0 million or the borrowing base of the Company's receivables (defined as 85% of the Company's net receivables less certain adjustments as set forth in the agreement).

                  Interest on the Revolving Credit Loan is equal to an index rate (8.25% at September 30, 1998) plus 2%. Also, the Company is obligated to pay an amount equal to one half of 1% of the unused portion of the Revolving Credit Loan.

         In addition to the payments to the financial institution previously discussed, the Amended and Restated Credit Facility provides for the following fees (i) $130,000 on October 31, 1998 if the Revolving Credit Loan and accrued interest has not been paid in full, (ii) $1.3 million on December 31, 1998 if the Company has not repaid $3.5 million of the Revolving Credit Loan with proceeds from the issuance of subordinated debt or equity, and (iii) $250,000 on March 31, 1999 and $25,000 per month each month thereafter, if the Revolving Credit Loan and accrued interest has not been paid in full.

                  The Company's current cash requirements relate to its normal operating expenses and routine capital improvements at its youth service facilities, the expansion of its youth service business, the payment of restructuring changes, principally severance, and the payment of liabilities associated with the sales of its Divested Assets.

                  The Company's short term liquidity is also affected by the amounts and timing of collections received on accounts receivable balances.

                  In order to finance its current operations and expansion activities and repay the remaining debt on the Revolving Credit Loan, the Company has entered into a letter of intent with a new financial institution for a credit facility of up to $22.0 million (the "New Credit Facility"). When consummated, the New Credit Facility is expected to provide a $8.0 million term loan payable over five years, a revolving credit facility of up to $8.0 million and a $6.0 million acquisition facility. The Company continues to pursue negotiations to obtain other debt or equity capital in the event that the New Credit Facility is not completed.

                  Management of the Company believes that it can meet its current cash requirements and future identifiable needs with (i) internally generated funds from operations, (ii) the Amended and Restated Credit Facility (until the New Credit Facility is entered into) or the New Credit Facility and
(iii) its ability to obtain debt or equity capital through other sources. There can be no assurance that the Company will enter into the New Credit Facility or that it will be able to obtain other debt or equity capital in the event that the New Credit Facility is not completed.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  Not applicable.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  Information with respect to the Company's executive officers is contained in Part I "Item 1. Business - Executive Officers of the Registrant." The information required by this Item with respect to directors will be contained in the Company's definitive Proxy Statement ("Proxy Statement") for its 1998 Annual Meeting of Stockholders to be held on November 19, 1998 and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 1998.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                  (A)       DOCUMENTS FILED AS PART OF THE REPORT:

                           1.   FINANCIAL STATEMENTS

                                    Information with respect to this Item is
                           contained on Pages F-1 to F-27 of this Annual Report on Form 10-K.

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

                  (B)       REPORTS ON  FORM 8-K:

                           On June 24, 1997, the Company filed with the
                           Commission a Current Report on Form 8-K related to the merger with RMCI. In addition, on August 22, 1997, the Company filed a Current Report on Form 8-K/A to include the financial statements and pro forma financial information related to the merger with RMCI. Also, on June 17, 1998, the Company filed with the Commission a Current Report on Form 8-K related to the sale of all of the issued and outstanding shares of common stock of FPMBH and the sale of the Greenbrier facility. Also, on October 9, 1998, the Company filed with the Commission a Current Report or Form 8-K related to the sale of its behavioral health facilities.

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


                                          RAMSAY HEALTH CARE, INC.




Dated:    10/9/98                         By \s\ Bert G. Cibran
       -------------                         ----------------------------------
                                          Bert G. Cibran
                                          President And Chief Operating Officer



Dated:    10/9/98                         By \s\ Marcio C. Cabrera
       -------------                         ----------------------------------
                                             Marcio C. Cabrera
                                             Executive Vice President And
                                             Chief Financial Officer


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                          SIGNATURE/TITLE
                                          ---------------


Dated:    10/6/98                         By /s/ Paul J. Ramsay
       -------------                         ----------------------------------
                                             Paul J. Ramsay
                                             Chairman of the Board of Directors



Dated:    10/12/98                        By \s\ Luis E. Lamela
       -------------                         ----------------------------------
                                             Luis E. Lamela
                                             Chief Executive Officer, Executive
                                             Vice Chairman of The Board and
                                             Director

                                          SIGNATURE/TITLE
                                          ---------------


Dated:                                    By
       -------------                         ----------------------------------
                                             Aaron Beam, Jr.
                                             Director



Dated:    10/6/98                         By \s\ Peter J. Evans
       -------------                         ----------------------------------
                                             Peter J. Evans
                                             Director



Dated:    10/9/98                         By \s\ Thomas M. Haythe
       -------------                         ----------------------------------
                                             Thomas M. Haythe
                                             Director

Dated:                                    By
       -------------                         ----------------------------------
                                             Steven J. Shulman
                                             Director

Dated:    10/5/98                         By \s\ Michael S. Siddle
       -------------                         ----------------------------------
                                             Michael S. Siddle
                                             Director

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

         The following consolidated financial statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 14(a)(1):

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
Report of Independent Certified Public Accountants..................      F-2

Consolidated Balance Sheets - June 30, 1998 and 1997................      F-3

Consolidated Statements of Operations - For the Years
     Ended June 30, 1998, 1997 and 1996.............................      F-5

Consolidated Statements of Redeemable Preferred Stock and
      Stockholders' Equity - For the Years Ended
      June 30, 1998, 1997 and 1996..................................      F-6

Consolidated Statements of Cash Flows - For the Years
      Ended June 30, 1998, 1997 and 1996............................      F-7

Notes to Consolidated Financial Statements..........................      F-8

         All schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Ramsay Health Care, Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheets of Ramsay Health Care, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ramsay Health Care, Inc. and subsidiaries at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP

Miami, Florida
October 1, 1998

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                     JUNE 30
                                                                        ----------------------------------
                                                                             1998               1997
                                                                        ---------------     --------------
ASSETS

Current assets
    Cash and cash equivalents.................................              $2,907,000         $1,723,000
    Accounts receivable, less allowances for doubtful
     accounts of $2,395,000 and $4,386,000 at June 30,
     1998 and 1997, respectively..............................              12,023,000         25,802,000
    Amounts due from third-party contractual agencies.........               7,114,000          5,653,000
    Other receivables.........................................               2,138,000          3,139,000
    Other current assets......................................               1,084,000          1,699,000
    Net assets held for sale..................................              25,768,000                 --
                                                                        ---------------     --------------
        Total current assets..................................              51,034,000         38,016,000


Other assets
   Cash held in trust.........................................               1,964,000            827,000
   Cost in excess of net asset value of purchased businesses..               1,318,000         19,281,000
   Other intangible assets....................................                      --          4,680,000
   Unamortized loan costs.....................................               2,397,000          1,837,000
   Deferred income taxes......................................                      --          9,411,000
   Other noncurrent assets....................................                      --          1,155,000
                                                                        ---------------     --------------
        Total other assets....................................               5,679,000         37,191,000


Property and equipment
  Land........................................................               2,648,000          5,025,000
  Buildings and improvements..................................              29,698,000         71,190,000
  Equipment, furniture and fixtures...........................              11,422,000         22,294,000
                                                                        ---------------     --------------
                                                                            43,768,000         98,509,000

  Less accumulated depreciation...............................              15,390,000         32,527,000
                                                                        ---------------     --------------
                                                                            28,378,000         65,982,000
                                                                        ---------------     --------------
                                                                           $85,091,000       $141,189,000
                                                                        ===============     ==============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    JUNE 30
                                                                       ----------------------------------
                                                                           1998                1997
                                                                       --------------     ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable.........................................              $6,040,000         $7,284,000
   Accrued salaries and wages...............................               3,973,000          6,282,000
   Hospital and medical claims payable......................                      --          1,975,000
   Other accrued liabilities................................               9,609,000          5,218,000
   Amounts due to third-party contractual agencies..........               8,853,000          7,075,000
   Current portion of long-term debt........................              21,219,000            222,000
                                                                       --------------     ---------------
         Total current liabilities..........................              49,694,000         28,056,000

Noncurrent liabilities
   Other accrued liabilities................................              13,046,000          6,617,000
   Long-term debt, less current portion.....................              14,398,000         35,632,000
   Short term debt expected to be refinanced................                      --         11,622,000
   Minority interests.......................................                  25,000             80,000
                                                                       --------------     ---------------
         Total noncurrent liabilities.......................              27,469,000         53,951,000

Commitments and contingencies
   Class B convertible redeemable preferred stock, Series
    1997, $1 par value - authorized 100,000 shares; issued
    100,000 shares (liquidation value of $2,500,000 plus
    accrued dividends), net of issuance costs of $100,000
    and including accrued dividends of $69,000 at June 30,
    1998....................................................               2,469,000                 --
   Class B redeemable preferred stock Series 1997-A,
    $1 par value - authorized 4,000 shares; issued 4,000
    shares (liquidation value of $4,000,000 plus accrued
    dividends) including accrued dividends of $271,000 at
    June 30, 1998...........................................               4,271,000                 --

Stockholders' equity
   Class B convertible preferred stock, Series C, $1 par
    value - authorized 152,321 shares; issued 142,486 shares
    (liquidation value of $7,244,000), including accrued
    dividends of $272,000 at June 30, 1998 and $362,000 at
    June 30, 1997...........................................                 414,000            504,000
   Class B convertible preferred stock, Series 1996, $1 par
    value - authorized 100,000 shares; issued 100,000 shares
    (liquidation value of $3,000,000), including accrued
    dividends of $113,000 at June 30, 1998 and $121,000 at
    June 30, 1997...........................................               3,113,000          3,121,000
   Common stock $.01 par value--authorized 30,000,000 shares;
    issued 11,453,400 shares at June 30, 1998 and 11,150,640
    shares at June 30, 1997.................................                 115,000            112,000
   Additional paid-in capital...............................             107,016,000        106,332,000
   Retained earnings (deficit)..............................            (105,571,000)       (46,988,000)
   Treasury stock--581,550 common shares at
    June 30, 1998 and June 30, 1997, at cost................              (3,899,000)        (3,899,000)
                                                                       --------------     ---------------
           Total stockholders' equity.......................               1,188,000         59,182,000
                                                                       --------------     ---------------
                                                                         $85,091,000       $141,189,000
                                                                       ==============     ===============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               YEAR ENDED JUNE 30
                                                              ------------------------------------------------------
                                                                     1998                  1997             1996
                                                                     ----                  ----             ----
 Revenues:
    Provider-based revenue....................................     $130,884,000      $132,705,000     $116,305,000
    Managed care revenue......................................       24,313,000         1,964,000               --
    Investment income and other...............................          256,000         2,050,000        1,118,000
                                                                   ------------      ------------     ------------
 TOTAL REVENUES...............................................      155,453,000       136,719,000      117,423,000
                                                                   ------------      ------------     ------------

 Expenses:
    Salaries, wages and benefits..............................       82,740,000        67,793,000       66,259,000
    Other operating expenses..................................       53,486,000        45,115,000       42,387,000
    Managed care patient costs................................       10,766,000         1,704,000               --
    Provision for doubtful accounts...........................        6,649,000         5,688,000        5,805,000
    Depreciation and amortization.............................        5,714,000         5,473,000        5,490,000
    Interest and other financing charges......................        7,230,000         5,942,000        6,892,000
    Restructuring charges.....................................        2,349,000                --               --
    Losses related to asset sales and closed businesses.......       12,483,000                --        4,473,000
    Asset impairment charges..................................       18,316,000                --        5,485,000
                                                                   ------------      ------------     ------------
 TOTAL EXPENSES...............................................      199,733,000       131,715,000      136,791,000
                                                                   ------------      ------------     ------------
 INCOME (LOSS) BEFORE INCOME TAXES AND
    EXTRAORDINARY ITEM........................................      (44,280,000)        5,004,000      (19,368,000)
 Provision (benefit) for income taxes.........................        9,981,000         1,726,000       (2,887,000)
                                                                   ------------      ------------     ------------

 INCOME (LOSS) BEFORE EXTRAORDINARY ITEM......................      (54,261,000)        3,278,000      (16,481,000)
    Extraordinary Item:
     Loss from early extinguishment of debt...................       (4,322,000)               --               --
                                                                   ------------      ------------     ------------
 NET INCOME (LOSS)...........................................      $(58,583,000)     $  3,278,000     $(16,481,000)
                                                                   ============      ============     ============

 Income (loss) attributable to common stockholders before
     extraordinary item.......................................     $(55,226,000)     $  2,916,000     $(16,843,000)

 Extraordinary item...........................................       (4,322,000)               --               --
                                                                   ------------      ------------     ------------
 Income (loss) attributable to common stockholders............     $(59,548,000)     $  2,916,000     $(16,843,000)
                                                                   ============      ============     ============
 Income (loss) per common share:
      Basic:
         Before extraordinary item............................          $(5.12)             $0.35           $(2.12)
         Extraordinary item:                                              (.40)                --               --
                                                                   ------------      ------------     ------------
            Loss from early extinguishment of debt............          $(5.52)             $0.35           $(2.12)
                                                                   ============      ============     ============
      Diluted:
         Before extraordinary item............................          $(5.12)             $0.32           $(2.12)
         Extraordinary item:
            Loss from early extinguishment of debt............          $ (.40)                --               --
                                                                   ------------      ------------     ------------
                                                                        $(5.52)             $0.32           $(2.12)
                                                                   ============      ============     ============

 Weighted average number of common shares outstanding:
      Basic...................................................       10,784,000         8,404,000        7,928,000
                                                                   ============      ============     ============
      Diluted............................................            10,784,000        10,228,000        7,928,000
                                                                   ============      ============     ============




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                            AND STOCKHOLDERS' EQUITY

                           CONVERTIBLE                            CLASS B
                            REDEEMABLE REDEEMABLE   CLASS B     CONVERTIBLE
                            PREFERRED  PREFERRED   CONVERTIBLE   PREFERRED
                              STOCK      STOCK      PREFERRED      STOCK                ADDITIONAL     RETAINED
                             SERIES     SERIES       STOCK        SERIES      COMMON     PAID-IN       EARNINGS         TREASURY
                              1997       1997-A     SERIES C       1996       STOCK      CAPITAL       (DEFICIT)          STOCK
                          ----------  ----------   -----------  -----------  --------   ------------ -------------     -----------

BALANCE AT JUNE 30, 1995  $       --  $       --    $233,000    $       --   $ 83,000  $ 99,147,000  $ (33,785,000)    $(3,899,000)
Exercise of stock
  options (3,000 shares)          --          --          --            --         --        10,000             --              --
Shares issued in
  connection with
  employee stock
  purchase plan (21,760
  shares)................         --          --          --            --         --        70,000             --              --
Other shares issued
  (289,553 shares).......         --          --          --            --      3,000     1,034,000             --              --
Dividends on Class B
  convertible preferred
  stock, Series C........         --          --          --            --         --      (362,000)            --              --
Net loss.................         --          --          --            --         --            --    (16,481,000)             --
                          ----------  ----------    --------    ----------   --------  ------------   -------------    -----------

BALANCE AT JUNE 30, 1996          --          --     233,000            --     86,000    99,899,000    (50,266,000)     (3,899,000)

Shares issued in
  connection with
  employee stock
  purchase plan (15,860
  shares)................         --          --          --            --         --        40,000             --              --
Shares issued in
  connection with
  management and
  directors' fees
  (393,846 shares).......         --          --          --            --      4,000       918,000             --              --
Issuance of common stock
  (2,135,826 shares) and
  Series 1996 preferred
  stock (100,000 shares
  and accrued dividends
  of $121,000) in
  connection with
  merger, net of costs...         --          --          --     3,121,000     22,000     5,625,000             --              --
Issuance of warrants
  (250,000 shares).......         --          --          --            --         --       212,000             --              --
Dividends on Class B
  convertible preferred
  stock, Series C........         --          --     271,000            --         --      (362,000)            --              --
Net income...............         --          --          --            --         --            --      3,278,000              --
                          ----------  ----------    --------    ----------   --------  ------------   -------------    -----------
BALANCE AT JUNE 30, 1997          --          --     504,000     3,121,000    112,000   106,332,000    (46,988,000)     (3,899,000)

Issuance of preferred
  stock..................  2,400,000   4,000,000          --            --         --            --             --              --
Dividends on Series 1997
  Preferred Stock........     69,000          --          --            --         --      (181,000)            --              --
Dividends on Series
  1997-A Preferred Stock.         --     271,000          --            --         --      (271,000)            --              --
Dividends on Class B
  convertible preferred
  stock, Series C........         --          --     362,000            --         --      (362,000)            --              --
Dividends on Class B
  convertible preferred
  stock, Series 1996.....         --          --          --       150,000         --      (150,000)            --              --
Accrued dividends
  exchanged for
  preferred stock,
  Series 1997-A..........         --          --    (452,000)     (158,000)        --            --             --              --
Issuance of common
  stock (250,000
  shares) in connection
  with merger............         --          --          --            --      2,000       811,000             --              --
Issuance of warrants
  (500,000 shares) in
  connection with merger.         --          --          --            --         --       657,000             --              --
Issuance of common stock
  in connection with
  employee stock
  purchase plan (19,459
  shares)................         --          --          --            --         --        46,000             --              --
Exercise of stock
  options (33,301 shares)         --          --          --            --      1,000       111,000             --              --
Issuance of options to
  purchase common stock..         --          --          --            --         --        23,000             --              --
Net loss.................         --          --          --            --         --            --     (58,583,000)            --
                          ----------  ----------    --------    ----------   --------  ------------   -------------    -----------
BALANCE AT JUNE 30, 1998  $2,469,000  $4,271,000    $414,000    $3,113,000   $115,000  $107,016,000   $(105,571,000)   $(3,899,000)
                          ==========  ==========    ========    ==========   ========  ============   =============    ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 YEAR ENDED JUNE 30
                                                                 -------------------------------------------------
                                                                      1998              1997               1996
                                                                 ------------        -------------    ------------
Operating activities
    Net income (loss).........................................   $(58,583,000)       $  3,278,000     $(16,481,000)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
       Depreciation and amortization, including loan costs....      6,352,000           5,833,000         6,003,000
       Asset impairment charges...............................     18,316,000                  --         5,485,000
       Loss from early extinguishment of debt.................      4,322,000                  --                --
       Write-off of development and other costs...............             --             571,000           381,000
       Loss related to asset sales and closed businesses......     12,483,000                  --                --
       Provision (benefit) for deferred income taxes..........      9,411,000           1,222,000        (2,887,000)
       Provision for doubtful accounts........................      6,649,000           5,688,000         5,805,000
       Management and director fees paid in common stock......             --             922,000           600,000
       Expenses paid with equity instruments..................         23,000             212,000                --
    Change in operating assets and liabilities
       Accounts receivable....................................     (5,031,000)         (6,992,000)       (7,651,000)
       Other current assets...................................       (876,000)          1,287,000        (1,632,000)
       Accounts payable.......................................      1,011,000           1,505,000         1,105,000
       Accrued salaries, wages and other liabilities..........      5,713,000          (2,536,000)        9,202,000
       Amounts due to third-party contractual agencies........      1,778,000          (1,360,000)        3,439,000
                                                                 ---------------    --------------    ---------------
            Total adjustments.................................     60,151,000           6,352,000        19,850,000
                                                                 ---------------    --------------    ---------------
Net cash provided by operating activities.....................      1,568,000           9,630,000         3,369,000
                                                                 ---------------    --------------    ---------------
Investing activities
   Proceeds from sale of subsidiary and property and equipment     21,505,000                  --                --
   Expenditures for property and equipment....................     (7,777,000)         (3,490,000)       (1,467,000)
   Preopening costs...........................................             --            (386,000)               --
   Acquisition of business....................................       (300,000)                 --                --
   Cash held in trust.........................................     (1,137,000)            268,000         1,033,000
   Other noncurrent assets....................................       (892,000)            237,000           225,000
                                                                 ---------------    --------------    ---------------
Net cash provided by (used in) investing activities...........     11,399,000          (3,371,000)         (209,000)
                                                                 ---------------    --------------    ---------------
Financing activities
   Loan costs.................................................     (3,231,000)         (1,755,000)         (217,000)
   Payment of costs related to acquisition....................             --            (365,000)               --
   Amounts received from affiliate............................      6,429,000           1,124,000                --
   Distributions to minority interests........................             --            (900,000)         (742,000)
   Proceeds from acquisition of subsidiary....................            ---           1,474,000                --
   Net proceeds from exercise of options and stock purchases..        158,000              40,000           517,000
   Proceeds from issuance of debt.............................     50,786,000                  --                --
   Payments on debt...........................................    (68,768,000)        (10,906,000)       (3,795,000)
   Payments of costs related to early extinguishment of debt..     (2,229,000)                 --                --
   Payment of preferred stock dividends.......................       (112,000)            (91,000)         (362,000)
   Proceeds from issuance of preferred stock..................      5,284,000                  --                --
   Payment of costs related to issuance of stock..............       (100,000)           (762,000)               --
                                                                 ---------------    --------------    ---------------
Net cash used in financing activities.........................    (11,783,000)        (12,141,000)       (4,599,000)
                                                                 ---------------    --------------    ---------------
Net increase (decrease) in cash and cash equivalents..........      1,184,000          (5,882,000)       (1,439,000)
Cash and cash equivalents at beginning of year................      1,723,000           7,605,000         9,044,000
                                                                 ===============    ==============    ===============
Cash and cash equivalents at end of year......................     $2,907,000        $  1,723,000      $  7,605,000
                                                                 ===============    ==============    ===============

Cash paid during the year for:
    Interest  (net of amount capitalized).....................     $6,276,000          $4,663,000        $5,260,000
    Income taxes..............................................        773,000             129,000           249,000


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INDUSTRY

         The Company is an operator and manager of diversified treatment and education programs for at-risk and troubled youth in residential and non-residential settings nationwide. The Company offers its specialized treatment and education programs primarily at its seven facilities and six group homes located in Alabama, Florida, Missouri, Michigan, North Carolina, South Carolina and Utah.

         For the years ended June 30, 1998, 1997 and 1996, the Company was also a provider and manager of behavioral healthcare services. As a provider of behavioral healthcare, the Company offered a comprehensive range of services at 14 hospitals and various freestanding outpatient clinics. As a manager of behavioral healthcare, the Company coordinated and managed the delivery of services to patients under contracts with self-insured employers, health maintenance organizations ("HMOs"), government agencies and other purchasers of healthcare services. The Company also managed behavioral healthcare programs under contracts with other hospitals and community mental health centers.

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Ramsay Health Care, Inc. and its majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company carries accounts receivable at the amount it deems to be collectible. Accordingly, the Company provides allowances for accounts it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimated.

CASH EQUIVALENTS

         Cash equivalents include short-term, highly liquid interest-bearing investments consisting primarily of money market mutual funds. Deposits in banks may exceed the amount of insurance provided on such deposits. The Company performs reviews of the credit worthiness of its depository banks. The Company has not experienced any losses on its deposits of cash in banks.

CASH HELD IN TRUST

         Cash held in trust includes cash and short-term investments set-aside for the payment of losses in connection with the Company's self-insured retentions for hospital professional and general liability claims. In addition, at June 30, 1998, cash held in trust includes $1,000,000 of cash held in escrow from the June 2, 1998 sale of its managed care business and $350,000 from the April 1, 1997 sale of an HMO subsidiary by the entity which was acquired by the Company on June 10, 1997 (see Note 2 and Note 15).

CONCENTRATIONS OF CREDIT RISK

         The Company provides services to individuals without insurance and accepts assignments of individuals' third party benefits without requiring collateral. Exposure to losses on receivables due from these individuals is principally dependent on each individual's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

INTANGIBLE ASSETS AND DEFERRED COSTS

         Cost in excess of net asset value of purchased businesses relates to certain acquisitions made by the Company (see Note 5). These amounts are being amortized on a straight-line basis over a term ranging from 3 to 40 years with a weighted average life of approximately 20 years. During fiscal year 1998, the Company sold the operations of FPM Behavioral Health, Inc. (FPM), and disposed of approximately $20,993,000 of cost in excess of net asset value of purchased businesses.

         The Company periodically reviews its intangible assets to assess recoverability. The carrying value of cost in excess of net asset value of purchased businesses is reviewed by the Company's management if the facts and circumstances suggest that it may be impaired. If this review indicates that these costs will not be recoverable, as determined based on the undiscounted cash flows of the entity over the remaining amortization period, the carrying value of these costs is reduced by the estimated shortfall of cash flows (see
Note 3).

         Loan costs are deferred and amortized ratably over the life of the loan and are included in interest and other financing charges. When a loan or a portion thereof is paid in advance of scheduled maturity, a proportionate amount of deferred loan costs associated with the borrowing is written off and reported as an extraordinary loss from early extinguishment of debt in the Company's statement of operations.

         Accumulated amortization of the Company's cost in excess of net asset value of purchased businesses, other intangible assets and loan costs as of June 30, 1998 and 1997 was $4,560,000 and $7,671,000, respectively.

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

         Depreciation is computed substantially on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes. Depreciation is not recorded on assets determined to be impaired during the period they are held for sale. The general range of estimated useful lives for financial reporting purposes is twenty to forty years for buildings and five to twenty years for equipment. For the years ended June 30, 1998, 1997 and 1996, depreciation expense recorded on the Company's property and equipment totaled $4,123,000, $4,681,000 and $4,491,000 , respectively.

MEDICARE, MEDICAID AND OTHER CONTRACTED REIMBURSEMENT PROGRAMS

         Revenues are recognized at the time services are provided. Net revenues include estimated reimbursable amounts from Medicare, Medicaid and other contracted reimbursement programs. Amounts received by the Company for treatment of individuals covered by such programs, which may be based on the cost of services provided or predetermined rates, are generally less than the established billing rates of the Company's facilities. Final determination of amounts earned under contracted reimbursement programs is subject to review and audit by the appropriate agencies. Differences between amounts recorded as estimated settlements and the audited amounts are reflected as adjustments to net revenues in the period the final determination is made (see Note 13).

         During the year ended June 30,1998, the Company also received capitated amounts for behavioral healthcare services provided to individuals covered by certain managed care contracts. Capitated revenues are recognized during the period in which enrolled lives are covered for capitated payments received. Revenue received from the management of facilities not owned by the Company and for case management, utilization review and quality assurance oversight on the delivery of behavioral healthcare services by independent providers on behalf of clients is recognized at the time the services are provided.

MEDICAL EXPENSES

                  The Company records the cost of medical services when such services are provided, including a provision for claims incurred but not yet reported based on past experience.

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

EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which simplifies and replaces the standards for computing earnings per share previously required in APB Opinion No. 15, EARNINGS PER SHARE, and makes them comparable to international earnings per share standards. SFAS No. 128, which became effective for financial statements issued for periods ending after December 15, 1997, requires restatement of prior year earnings (loss) per share calculations. Accordingly, the Company changed the method used to compute earnings per share and has restated all prior periods.

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

FINANCIAL INSTRUMENTS

         The carrying amount of financial instruments including cash and cash equivalents, accounts receivable from services, and accounts payable approximate fair value as of June 30, 1998 due to the short maturity of the instruments and reserves for potential losses, as applicable. The carrying amounts of the Company's borrowings approximate their fair value due to the recent issuance of such borrowings which represent current market value. It is not practicable to estimate the fair value of the Company's preferred stock because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs.

RECLASSIFICATIONS

         Certain reclassifications have been made to the prior year financial statements to conform with the 1998 presentation.

2.   CHANGE IN STRATEGIC DIRECTION AND ASSET SALES

         During the quarter ended March 31, 1998, the Company changed its strategic direction from an organization which provides and manages a full range of behavioral healthcare services to an organization engaged in providing services for at-risk and adjudicated youth with special needs. In connection with its revised strategic initiative, the Company identified for divestiture certain of its psychiatric inpatient facilities, its managed care operations and other non-youth service businesses.

         On May 4, 1998, the Company sold its Three Rivers facility, which had been closed since June 30, 1995, for $2,000,000. Proceeds from the sale included a $500,000 cash payment at closing and a $1,500,000, 12% promissory note, due and payable on May 1, 1999. The note receivable is reflected in other receivables in the accompanying balance sheet.

         On June 2, 1998, the Company sold FPM Behavioral Health, Inc. ("FPM"), its wholly owned managed behavioral health care business, for a cash purchase price of $20,000,000, subject to certain future potential purchase price adjustments. Management believes that any adjustment to purchase price will not have a material adverse effect on the Company's financial position, results of operations or liquidity. For the eleven-month period ended May 31, 1998, net income before taxes of the managed care business was $2,468,000 on revenues of $24,314,000.

         On June 2, 1998, the Company also sold its Greenbrier facility to an unrelated third party for a cash purchase price of $1,600,000. The Greenbrier facility had a pre-tax net loss of $1,205,000 on revenues of $5,571,000 for the eleven-month period ended May 31, 1998.

         The Company recorded losses related to the foregoing asset sales of $12,483,000 during the year ended June 30, 1998.

         On September 28, 1998, the Company consummated a sale/leaseback transaction whereby the Company sold the land, building and fixed equipment of its Havenwyck facility in Auburn Hills, Michigan for the land, building and fixed equipment of its leased Desert Vista facility in Mesa, Arizona and $1,350,000 in cash. In connection with the sale/leaseback, the Company agreed to leaseback the Havenwyck facility over a term of approximately 12 years. The lease, which will be treated as an operating lease under generally accepted accounting principles, currently requires annual minimum lease payments of approximately $1,263,000, payable monthly.

         On September 28, 1998, the Company completed its previously announced sale of its management contract services division and behavioral health care facilities in Conway, South Carolina, Houma, Louisiana, Mesa, Arizona and DeSoto, Texas for a cash purchase price of $13,500,000 to an unrelated third party. In connection with the sale, the Company agreed to sell its medical subacute and behavioral healthcare facility in San Antonio, Texas, to the purchaser for no additional consideration other than the assumption of liabilities if the purchaser obtains consent for the sale from the lessor of the facility within 90 days.

         On September 30, 1998, the Company completed its previously announced sale of its behavioral health care facility in Morgantown, West Virginia for a cash purchase price of $14,800,000 also to an unrelated third party. The Company expects to realize a gain on this transaction of approximately $2,300,000 which it will record in the first quarter of fiscal 1999.

         The assets and liabilities relating to the aforementioned transactions, which were consummated on September 28 and 30, 1998, are reflected in the accompanying balance sheet as net assets held for sale at June 30, 1998. The following is a summary of these assets and liabilities:

   Patient accounts receivable, less allowance for
      doubtful accounts of $1,742,000                           $11,005,000
   Other receivables                                              1,264,000
   Other current assets                                             732,000
   Other noncurrent assets                                        2,016,000
   Property and equipment                                        49,895,000
   Less:  accumulated depreciation                              (17,124,000)
   Less:  valuation allowance on property and equipment         (17,576,000)
   Accounts payable                                              (1,889,000)
   Accrued salaries and wages                                    (1,796,000)
   Other accrued liabilities                                       (703,000)
   Notes payable                                                    (56,000)
                                                              ================
      Total                                                     $25,768,000
                                                              ================

         For the year ended June 30, 1998, revenues and net income before taxes for the aforementioned assets totalled $67,130,000 and $2,863,000, respectively. During the fourth quarter of fiscal 1998, the Company recorded asset impairment charges of $17,576,000 relating to these sales (see Note 3).

         During fiscal 1996, the Company recorded losses totaling approximately $4,500,000 related to additional asset write-downs, cost report settlements and other adjustments related to businesses which closed at various times prior to fiscal 1996, a reserve for disproportionate share payments which the State of Louisiana has contended were improperly paid to two of the Company's Louisiana facilities in fiscal 1995 and 1994 (see Note 15), and lease commitments and other costs incurred in connection with the Company's decision to relocate its corporate headquarters.

3.   IMPAIRMENT OF ASSETS

         As required by SFAS No. 121, the Company periodically reviews its long-lived assets (land, buildings, fixed equipment, cost in excess of net asset value of purchased businesses and other intangible assets) to determine if the carrying value of these assets is recoverable, based on the future cash flows expected from the assets. SFAS No. 121 addresses the accounting for the impairment of long-lived assets and long-lived assets to be disposed of, certain identifiable intangible assets and goodwill relating to these assets, and provides guidance for recognizing and measuring impairment losses. The statement requires that the carrying amount of impaired assets be reduced to fair value.

         As discussed in Note 2, during fiscal 1998, the Company recorded asset impairment charges of $17,576,000 in connection with the assets held for sale at June 30, 1998. The asset impairment charge was determined based on the difference between the carrying value of the assets and the expected net proceeds form the sales. In addition, as a result of the change in strategic direction, during the year ended June 30, 1998, the Company abandoned certain projects acquired in the Summa Healthcare Group, Inc. ("Summa") purchase. As a result, the Company recorded an asset impairment charge of approximately $740,000 which represents the unamortized value assigned to these projects at the date of acquisition. The asset impairment charge was determined based on the difference between the carrying value of the assets and the expected discounted future cash flows (see Note 5).

         The Company determined that the carrying value of certain long-lived assets was impaired (within the meaning of SFAS No. 121) at June 30, 1996. The amount of the impairment, calculated as the excess of carrying value of the long-lived assets over the fair value of assets (estimated using discounted future cash flows expected for the assets), totaled approximately $4,000,000 at June 30, 1996. In 1996, the Company also recorded additional asset impairment charges totaling approximately $1,500,000 related to its investments in other healthcare enterprises. The amount of the impairment charges was based on an assessment of the future expected cash flows to be realized by the Company from these enterprises.

4.    RESTRUCTURING CHARGES

         In connection with the Company's change in strategic direction, the Company initiated a restructuring at its corporate headquarters, including the identification and communication of termination and severance arrangements to approximately 15 employees. Amounts relating to these agreements, which in the aggregate totalled $2.3 million, are reflected as restructuring charges in the accompanying statement of operations. No payments have been made against this liability at June 30, 1998.

5.   TRANSACTIONS WITH AFFILIATES

         On October 1, 1996, the Company and Ramsay Managed Care, Inc. ("RMCI") entered into a merger agreement providing for the acquisition of RMCI by a wholly owned subsidiary of the Company. The transaction was approved by the shareholders of both companies on April 18, 1997 and became effective on June 10, 1997, at which time the results of operations of RMCI are included in the Company's statement of operations. The merger was structured as a tax-free exchange recorded using the purchase method of accounting and, accordingly, the purchase price has been primarily allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The total consideration (including acquisition costs of approximately $400,000) was approximately $24,000,000. During fiscal year 1998, the Company recorded additional cost in excess of net asset value of purchased businesses of $3,200,000, related to certain contingencies, in accordance with SFAS No. 38, PREACQUISITION CONTINGENCIES OF PURCHASED ENTERPRISES.

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

         The operations of RMCI have been included in the Company's consolidated operations, subsequent to the effective date of the transaction of June 10, 1997.

         The following unaudited pro forma information as of June 30, 1997 has been prepared assuming the merger had been consummated on July 1, 1996 and accounted for under the purchase method of accounting. This unaudited pro forma combined summary information may not be indicative of the actual results which may be realized in the future. Neither expected benefits nor cost reductions anticipated by the Company have been reflected in the accompanying unaudited pro forma combined financial data.

                                                              Year Ended
                                                             June 30, 1997
                                                             -------------
Net revenues..............................................    $158,734,000
Net loss..................................................      (1,371,000)
Basic and diluted loss per share..........................          $(0.17)


         Basic and diluted pro forma net loss per share does not include common stock equivalents since their effect is anti-dilutive.

         Included in liabilities assumed was a $2,750,000 obligation owed by RMCI to a corporate affiliate of Paul J. Ramsay, the Chairman of the Board of the Company, along with unpaid accrued interest and commitment fees of approximately $300,000. The loan bore interest at 15%, was due and payable on demand, and was refinanced in September 1997 (see Note 6). No amounts were paid with respect to this loan facility from June 10, 1997 to the date of the refinancing.

         On October 9, 1997, pursuant to an Agreement and Plan of Merger dated as of July 1, 1997, the Company acquired Summa for $300,000 in cash, 250,000 shares of the Company's Common Stock and fully exercisable warrants to purchase 500,000 shares of the Company's Common Stock, with an exercise price of $3.25 per share and an expiration date of July 2007. The transaction was recorded under the purchase method of accounting. The Company recorded cost in excess of net asset value of the business of approximately $1,800,000. The principal assets of Summa, whose principal stockholder was Luis E. Lamela, the Vice Chairman, a director and, as of January 1, 1998, the Chief Executive Officer of the Company, consist of projects in the specialty managed care and health services industry. These projects were undertaken by the Company on July 1, 1997. As previously mentioned, due to the Company's change in strategic direction, several projects were abandoned by the Company and the Company recorded an asset impairment charge of approximately $740,000 which represents the unamortized value assigned to these projects at the date of acquisition (see
Note 3). The remaining goodwill is being amortized over approximately three years. During 1997, Summa rendered consulting services to the Company, for which it was paid $237,500.

         At June 30, 1998, three corporate affiliates of Mr. Ramsay owned an aggregate voting interest in the Company of approximately 42%, as follows: (a) Ramsay Holdings HSA Limited owned 15% of the outstanding Common Stock of the Company and 50% of the outstanding Series C Preferred Stock of the Company, (b) Paul Ramsay Holdings Pty. Limited ("Pty. Limited") owned approximately 6% of the outstanding Common Stock of the Company and the remaining 50% of the outstanding Series C Preferred Stock and (c) Paul Ramsay Hospitals Pty. Limited ("Ramsay Hospitals") owned approximately 8% of the outstanding Common Stock of the Company and 100% of the outstanding Series 1996 Preferred Stock of the Company.

         In August 1996, Pty. Limited acquired through a private placement 275,546 shares of Common Stock of the Company at a price of $2.75 per share. The acquired shares were issued for management fees due under the Company's management agreement with another corporate affiliate (the "Management Fee Affiliate") of Mr. Ramsay during fiscal 1997.

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

         During the years ended June 30, 1997 and 1996, pursuant to the management agreement, the Company incurred management fee expenses of $758,000 and $737,000, respectively, which are included in other operating expenses.

         The Company recorded interest income of $440,000 and $600,000 during fiscal 1997 (prior to the merger) and 1996, respectively, on interest-bearing amounts owed by RMCI.

6.       BORROWINGS

         The Company's long-term debt is as follows:


                                                                     JUNE 30
                                                       -------------------------------------
                                                             1998               1997
                                                       ------------------ ------------------
Variable rate Term Loan A...........................       $4,567,000     $            --
Variable rate Term Loan B...........................        3,608,000                  --
Revolver, due September 30, 1999....................        6,000,000                  --
Series A bridge note to financial institution.......       15,000,000                  --
Bridge facility to affiliate, due September 30, 2005        2,500,000                  --
Junior Subordinated Note Agreement to affiliate,
   due September 30, 2006...........................        3,929,000                  --
11.6% senior secured notes..........................               --          27,544,000
Variable rate revenue bonds.........................               --          15,700,000
15.6% subordinated secured notes....................               --           1,385,000
15% demand note to affiliate........................               --           2,750,000
Other...............................................           13,000              97,000
                                                       ------------------ ------------------
                                                           35,617,000          47,476,000
Less current portion................................       21,219,000             222,000
                                                       ------------------ ------------------
                                                          $14,398,000       $  47,254,000
                                                       ================== ==================

         On September 30, 1997, the Company refinanced its then existing credit facilities with proceeds from a credit facility from a financial institution consisting of (i) a term loan of $12,500,000 and a term loan of $10,000,000 (the "Term Loans"), (ii) a revolving credit facility of up to the lesser of $16,500,000 or the borrowing base of the Company's receivables (the "Revolving Credit Loan") (collectively referred to as the "Senior Credit Facility") and
(iii) subordinated bridge notes, of which $15,000,000 was purchased by the financial institution ("Series A Bridge Notes") and $2,500,000 was purchased by Ramsay Holdings, a corporate affiliate of Mr. Ramsay (collectively referred to as the Bridge Facility).

         In addition, on September 30, 1997, the Company entered into an agreement with Ramsay Holdings and the financial institution pursuant to which
(i) Ramsay Holdings purchased $4,000,000 of non-convertible, non-voting Class B Preferred Stock, Series 1997-A (the "Series 1997-A Preferred Stock") and (ii) the financial institution purchased $2,500,000 of Class B Preferred Stock, Series 1997 (the "Series 1997 Preferred Stock").

         The September 30,1997 proceeds from the Senior Credit Facility, the Bridge Facility, the Series 1997 Preferred Stock and the Series 1997-A Preferred Stock were used as follows: a) principal repayments of $27,544,000 of 11.6% senior secured notes and $1,385,000 of 15.6% subordinated secured notes held by a group of insurance companies, b) repayment of $3,400,000 of bank debt created on September 2, 1997 upon the redemption of one of the Company's variable rate revenue bonds, c) repayment of approximately $900,000 of accrued interest on the above obligations, d) creation of a cash collateral account in an amount totaling approximately $12,900,000 which was used to redeem the remaining variable rate revenue bonds and to pay accrued interest thereon on their redemption dates of November 3, 1997 and December 1, 1997, e) repayment of $2,500,000 of the $2,750,000 loan from Ramsay Hospitals, f) payment of a $2,200,000 prepayment penalty to the group of insurance companies holding the senior and subordinated secured notes and g) transaction costs totaling approximately $2,800,000. In order to satisfy these payments, the amount drawn down on the Revolver totaled approximately $8,300,000 on September 30, 1997. In conjunction with the refinancing, the Company recorded a loss on extinguishment of debt of approximately $3.4 million in the first quarter of fiscal year 1998.

         In connection with the Company's change in strategic direction and asset sales, the Credit Agreement and Subordinated Note Purchase Agreements were amended and restated on March 27, 1998, May 20, 1998, and June 29, 1998 and amended and restated as of September 30, 1998 (the "Amended and Restated Credit Facility"). During the fourth quarter of fiscal 1998, the Company prepaid a portion of the Senior Credit Facility and recorded a loss on extinguishment of $922,000.

         As required by the Amended and Restated Credit Facility, in September 1998 the Company used the net proceeds from the sales of the assets to (i) repay in full the Term Loan, (ii) repay in full the Series A Bridge Note, (iii) redeem all of the outstanding shares of the Series 1997 Preferred Stock, including accrued dividends (iv) pay $1,500,000 in previously incurred fees to the financial institution and (v) repay a portion of the Revolving Credit Loan. At September 30, 1998, after the allocation of the aforementioned proceeds, the balance of the Revolving Credit Loan was $7,900,000.

         The Amended and Restated Credit Facility also extended the maturity of the Revolving Credit Loan to September 30, 1999, and adjusted the amount of the Revolving Credit commitment to an amount up to the lesser of $9,000,000 or the borrowing base of the Company's receivables (defined as 85% of the Company's net receivables less certain adjustments as stipulated in the agreement).

         Interest on the Revolving Credit Loan is equal to an index rate (8.25% at September 30, 1998) plus 2%. Also, the Company is obligated to pay an amount equal to one half of 1% of the unused portion of the Revolving Credit Commitment.

         In addition to the payments to the financial institution previously discussed, the Amended and Restated Credit Facility provides for the following fees: (i) $130,000 on October 31, 1998 if the Revolving Credit Loan and accrued interest has not been paid in full, (ii) $1,300,000 on December 31, 1998 if the Company has not repaid $3,500,000 of the Revolving Credit Loan with proceeds from the issuance of subordinated debt or equity, and (iii) $250,000 on March 31, 1999 and $25,000 per month each month thereafter, if the Revolving Credit Loan and accrued interest has not been paid in full.

         The Company has pledged substantially all of its real property, receivables and other assets as collateral for the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement prohibits the payment of cash dividends to the common and preferred shareholders of the Company and requires that the Company meet certain financial covenants including (i) the maintenance of certain fixed charge, interest coverage and accounts receivable turnover ratios and (ii) a limitation on capital expenditures.

         In connection with the aforementioned payments on the Amended and Restated Credit Facility, the Company expects to incur a loss on extinguishment of debt of approximately $2,400,000, which will be recorded in the first quarter of fiscal year 1999.

         On March 25, 1998, the Company entered into a Junior Subordinated Note Purchase Agreement (the "Note"), with a corporate affiliate of Mr. Ramsay in an aggregate principal amount of $5,000,000, plus accrued interest. Proceeds from any borrowings made under the Note are restricted, and may be used by the Company solely to (i) acquire and renovate a youth services facility in Dothan, Alabama, (ii) acquire and renovate a youth services facility in Palm Bay, Florida and (iii) meet the working capital needs of these facilities. On March 31, 1998, the Company borrowed $1,475,000 under the Note to fund the purchase price ($1,400,000) and sales commission ($75,000) of the facility in Palm Bay, Florida. On April 1, 1998, the Company borrowed an additional $1,916,000 under the Note to fund the purchase price ($1,900,000) and closing costs ($16,000) of the facility in Dothan, Alabama. Subsequent to June 30, 1998, the Company requested and received the remaining $1,071,000 of the Note in order to fund the working capital needs of the Dothan, Alabama and Palm Bay, Florida facilities.

         The Note is unsecured and is subordinated and junior in right of payment to the Senior Credit Facility, the Bridge Facility and the Amended and Restated Credit Facility or to any refinancing thereof. Borrowings under the Note bear interest at a rate per annum equal to 50 basis points greater than the interest rate then in effect on the Bridge Facility, provided that if the Bridge Facility is paid in full, the interest rate is fixed at 12.5%. Interest due under the Note will be accrued and added to the unpaid principal balance until March 25, 1999. Thereafter, interest is payable quarterly in arrears. Outstanding principal and accrued interest due under the Note must be prepaid by the Company prior to its September 30, 2006 maturity date with proceeds from any asset sales.

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

7.   OPERATING LEASES

         On September 28, 1998, the Company sold and leased back the land, buildings and fixed equipment of its Havenwyck facility in Auburn Hills, Michigan (see Note 2). The lease has a term of 12 years and currently requires annual minimum lease payments of approximately $1,263,000, payable monthly. Effective April 1 of each year, the lease payments are subject to upward adjustments (not to exceed 3% annually) in the consumer price index over the preceding twelve months.

         In April 1995, the Company sold and leased back the land, buildings and fixed equipment of its Desert Vista facility in Mesa, Arizona and its Mission Vista facility in San Antonio, Texas. The leases have a primary term of 15 years (with three successive renewal options of 5 years each) and at June 30, 1998 had aggregate annual minimum rentals of $1,645,000, payable monthly. The lease of the Desert Vista facility was sold and/or released and the facility was sold with the asset sale transactions described in Note 2.

         Effective April 1995, the Company agreed to lease an 80-bed facility near Salt Lake City, Utah for four years, with an option to renew for an additional three years. The lease requires annual base rental payments of $456,000, payable monthly, and percentage rental payments equal to 2% of the net revenues of the facility, payable quarterly. The Company leases office space for various other purposes over terms ranging from one to five years. Rent expense related to noncancellable operating leases amounted to $2,431,000, $2,837,000 and $3,269,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

         Future minimum lease payments required under noncancellable operating leases as of June 30, 1998 are as follows: 1999 -- $2,586,000; 2000 --
$2,120,000; 2001 -- $2,055,000; 2002 -- $1,851,000; 2003 -- $1,821,000; and
thereafter -- $12,335,000. These amounts include the minimum lease payments associated with the Company's Havenwyck facility and exclude the minimum lease payments associated with the Desert Vista facility.

         In August 1997, the Company leased its Meadowlake facility in Oklahoma to an independent healthcare provider for an initial term of three years, with four three-year renewal options. Lease payments during the initial term total $360,000 per year and at each renewal option are subject to adjustment based on the change in the consumer price index during the preceding lease period. In accordance with the terms of the lease agreement, the tenant is responsible for all costs of ownership, including taxes, insurance, maintenance and repairs. In addition, the tenant has the option to purchase the facility at any time during the initial term for $3,000,000, less $15,417 for each month of occupancy. Subsequent to the initial term, the tenant has the option to purchase the facility at any time for $2,500,000. The book value of the facility was $2,191,000 on June 30, 1998.

8.   STOCKHOLDERS' EQUITY

         The Certificate of Incorporation of the Company, as amended, authorizes the issuance of 30,000,000 shares of Common Stock, $.01 par value, 800,000 shares of Class A Preferred Stock, $1.00 par value, and 2,000,000 shares of Class B Preferred Stock, $1.00 par value, of which 333,333 shares have been designated as Class B Preferred Stock, Series 1987, $1.00 par value, 152,321 shares have been designated as Series C Preferred Stock, $1.00 par value, 100,000 shares have been designated as Series 1996 Preferred Stock, $1.00 par value, 100,000 shares have been designated as Series 1997 Preferred Stock, $1.00 par value and 4,000 shares have been designated as Series 1997-A Preferred Stock (see Note 9).

         Outstanding capital stock at June 30, 1998 included 11,453,400 shares of Common Stock, of which 581,550 shares are held in treasury, 142,486 shares of Series C Preferred Stock, 100,000 shares of Series 1996 Preferred Stock and 4,000 shares of Series 1997-A Preferred Stock and 100,000 shares of Series 1997 Preferred Stock.

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

9.    REDEEMABLE PREFERRED STOCK

         The shares of Series 1997-A Preferred Stock were issued on September 30, 1997 to a corporate affiliate of Mr. Ramsay in connection with the refinancing of the Company's credit facility. The Series 1997-A Preferred Stock is non-convertible, non-voting Class B Preferred Stock with a $1.00 par value issued at $1,000 per share. The shares are entitled to cumulative dividends at a rate of 9% per annum ($360,000 per year) and to a liquidation preference of $1,000 per share under certain circumstances. The purchase price, which totaled $4,000,000, was paid by (i) offset against approximately $600,000 in dividends accrued through September 30, 1997 on the Series C Preferred Stock and the Series 1996 Preferred Stock, (ii) offset against approximately $350,000 in unpaid accrued interest and commitment fees, (iii) $250,000 in principal due to a corporate affiliate of Mr. Ramsay and (iv) approximately $2,800,000 in cash. The Series 1997-A Preferred Stock shall be redeemed at a price of $1,000 per share and dividends on the Series C Preferred Stock, Series 1996 Preferred Stock and Series 1997-A Preferred Stock (all of which are held by corporate affiliates of Mr. Ramsay) shall be paid provided (i) the Company's EBITDA (as defined in the Company's credit documentation) for its fiscal year ended June 30, 1998 is equal or greater than $16,500,000, (ii) the Company has availability under the Revolver in excess of $4,000,000, (iii) the financial institution syndicates a portion of the Revolver and (iv) the Bridge Facility is refinanced or paid. The Company did not meet these conditions for its fiscal year ending June 30, 1998.

         In connection with the refinancing (see Note 6) of the Company's debt, the Series 1997 Preferred Stock was redeemed on September 30, 1998 for $2,625,000 including accrued dividends.

10.    EARNINGS PER SHARE

         The following table sets for the computation of basic and diluted earnings per share:

                                                      1998                1997               1996
                                                ------------------  -----------------  -----------------
Numerator:
   Net income (loss) before extraordinary
    item, as reported........................     $(54,261,000)         $3,278,000       $(16,481,000)
   Dividends, Class B convertible preferred
    stock, Series C..........................          362,000             362,000            362,000
   Dividends, Class B convertible preferred
    stock, Series 1996.......................          150,000                  --                 --
   Dividends, Class B convertible preferred
    stock, Series 1997.......................          182,000                  --                 --
   Dividends, Class B convertible preferred
    stock, Series 1997-A.....................          271,000                  --                 --
                                                ------------------  -----------------  -----------------
      Numerator for basic earnings (loss) per
         share - income (loss) attributable
         to common Stockholders, before
         extraordinary item..................      (55,226,000)          2,916,000        (16,843,000)

   Effect of dilutive securities:
      Class B convertible preferred stock,
         Series C............................               --             362,000                 --
                                                ------------------  -----------------  -----------------
                                                            --             362,000                 --
                                                ------------------  -----------------  -----------------
      Numerator for diluted earnings (loss)
         per share - income (loss)
         attributable to common stockholders
         after assumed conversions...........     $(55,226,000)         $3,278,000       $(16,843,000)
                                                ==================  =================  =================

Denominator:
   Denominator for basic earnings (loss) per
      share - weighted-average shares........       10,784,495           8,403,570          7,927,644

   Effect of dilutive securities:
      Employee stock options and warrants....               --             344,364                 --
      Convertible preferred stock............               --           1,479,655                 --
                                                ------------------  -----------------  -----------------
   Dilutive potential common shares..........               --           1,824,019                 --
                                                ------------------  -----------------  -----------------
      Denominator for diluted earnings (loss)
         per share - adjusted weighted-
         average shares and assumed
         conversions.........................       10,784,495          10,227,589          7,927,644
                                                ==================  =================  =================

Basic earnings (loss) per share, before
   extraordinary item........................           $(5.12)               $.35              $(2.12)
Extraordinary item...........................             (.40)                 --                  --
                                                ==================  =================  =================
Basic earnings (loss) per share..............           $(5.52)               $.35              $(2.12)
                                                ==================  =================  =================

Diluted earnings (loss) per share before
   Extraordinary item........................           $(5.12)               $.32              $(2.12)
Extraordinary item...........................             (.40)                 --                  --
                                                ------------------  -----------------  -----------------
Diluted earnings (loss) per share............           $(5.52)               $.32              $(2.12)
                                                ==================  =================  =================

         Options and warrants were not included in the computation for fiscal 1998 and 1996 because their effect would have been antidilutive for these periods. For additional disclosures regarding the outstanding preferred stock and options and warrants, see Notes 8 and 11, respectively.

11.  OPTIONS AND WARRANTS

         The Company's Stock Option Plans provide for options to various key employees and non-employee directors to purchase shares of Common Stock at no less than the fair market value of the stock on the date of grant. Options granted become exercisable in varying increments including (a) 100% one year after the date of grant, (b) 50% each year beginning one year after the date of grant (c) 33% each year beginning on the date of grant and (d) 33% each year beginning one year from the date of grant. Options issued to employees and directors are subject to anti-dilution adjustments and generally expire the earlier of 10 years after the date of grant or 60 days after the employee's termination date or the director's resignation. The weighted average remaining contractual life of all outstanding options at June 30, 1998 is approximately 6 years.

         On October 14, 1997, the Board of Directors adopted the Ramsay Health Care, Inc. 1997 Long Term Incentive Plan (the "1997 Long Term Incentive Plan"). Under the 1997 Long Term Incentive Plan, 500,000 shares of Common Stock will be available for issuance of awards. Shares distributed under the 1997 Long Term Incentive Plan may be either newly issued shares or treasury shares. Awards granted under the plan may be in the form of stock appreciation rights, restricted stock, performance awards and other stock-based awards. As of June 30, 1998, no awards have been granted under the 1997 Long Term Incentive Plan.

         In connection with a repricing opportunity authorized by the Company's Board of Directors on November 10, 1995, approximately 1,500,000 options (of which approximately 412,000 are still outstanding at June 30, 1998) were voluntarily repriced by the option holders. Under this repricing opportunity, the exercise prices of the holders' outstanding options were reduced to $2.50 per share, the closing price for the Common Stock on the NASDAQ National Market System on November 10, 1995. The Company granted 690,000 options in fiscal 1997 (including former RMCI options which became options to purchase an aggregate of 314,000 shares of the Company's Common Stock on the date of the merger). These options, along with the options repriced on November 10, 1995, are not exercisable until the closing price of the Common Stock, as quoted on the NASDAQ National Market System, equals or exceeds $7.00 per share for at least 15 trading days, which need not be consecutive. As of June 30, 1998, none of these options are exercisable.

         On September 10, 1996, the Company entered into an Exchange Agreement whereby Mr. Ramsay exchanged 476,070 options with an exercise price of $2.50 per share (pursuant to the repricing opportunity discussed above), for warrants to purchase an aggregate of 500,000 shares of Common Stock at $2.75 per share. The warrants, which expire in June 2003, are not exercisable until the closing price of the Common Stock, as quoted on the NASDAQ National Market System, equals or exceeds $7.00 per share for at least 15 trading days, which need not be consecutive, subsequent to September 10, 1996. Most of the options exchanged were originally granted under the Company's 1991 Stock Option Plan.

         The Company has additional warrants outstanding to purchase an aggregate of 213,000 shares of the Company's Common Stock (133,000 of which are owned by corporate affiliates of Mr. Ramsay). These warrants were issued in exchange for warrants to purchase common stock of RMCI, and became warrants of the Company as part of the merger with RMCI.

         As part of the Company's previous senior and subordinated notes (which were refinanced on September 30, 1997), the Company issued warrants to Aetna Life Insurance Company and Monumental Life Insurance Company. As of June 30, 1998, these warrants entitle their holders to purchase an aggregate of 202,165 shares of the Company's Common Stock at $4.44 per share. These warrants are exercisable on or before March 31, 2000 and contain anti-dilution provisions.

         The Company has frozen its 1990 Stock Option Plan, and authorized 1,516,924, 396,930, 500,000 and 500,000 shares under its 1991, 1993, 1995 and
1996 Stock Option Plans, respectively. At June 30, 1998, 157,536 shares were available for issuance under these Plans.

         Summarized information regarding the Company's Stock Option Plans is as follows:

         Options exercisable based solely on employees rendering additional service:

                                                                                    Weighted
                                                  Number                            Average
                                                    of             Option           Exercise
                                                  Shares            Price            Price
                                             ----------------- ---------------- -----------------
Options outstanding at June 30, 1995              1,825,397
  Granted                                           430,608      $2.50-$4.01
  Exercised                                          (3,000)        $3.38
  Modified/Canceled                              (1,630,959)     $2.50-$7.88
                                                -----------

Options outstanding at June 30, 1996                622,046      $2.50-$6.31            $3.72
  Granted                                         1,210,500      $2.44-$2.75            $2.72
  Exercised                                              --
  Canceled                                          (43,689)     $2.50-$4.25            $3.18
                                              -------------

Options outstanding at June 30, 1997              1,788,857      $2.44-$6.31            $3.02
  Granted                                           105,000         $4.38               $4.38
  Exercised                                         (20,817)     $3.38-$4.25            $3.83
  Canceled                                          (57,385)     $2.75-$6.31            $3.93
                                              --------------

Options outstanding at June 30, 1998              1,815,655      $2.44-$6.31            $3.04
                                                ===========

Exercisable at June 30, 1998                        743,749
                                               ============

Exercisable at June 30, 1997                        484,008
                                               ============

Exercisable at June 30, 1996                        302,148
                                               ============

Weighted average fair value of options                                                  $2.41
  granted during fiscal 1998                                                            =====


         Options not exercisable until the closing price for the Common Stock as quoted on the NASDAQ National Market System equals or exceeds $7.00 per share for at least 15 trading days:

                                                                                    Weighted
                                                  Number                            Average
                                                    of             Option           Exercise
                                                  Shares            Price            Price
                                             ----------------- ---------------- -----------------

Options outstanding at June 30, 1995                     --
  Granted                                         1,430,582         $   2.50
  Exercised                                              --
  Canceled                                               --
                                             ---------------

Options outstanding at June 30, 1996              1,430,582            $2.50            $2.50
  Granted                                           597,851            $2.75            $2.75
  Exchanged in connection with RMCI merger          314,414            $3.00            $3.00
  Exercised                                              --
  Canceled                                         (990,940)           $2.50            $2.50
                                               ------------

Options outstanding at June 30, 1997              1,351,907       $2.50-$3.00           $2.72
   Granted                                               --
   Exercised                                        (12,484)           $2.50            $2.50
   Cancelled                                        (45,316)      $2.50-$3.00           $2.86
                                              --------------

Options outstanding at June 30, 1998              1,294,107       $2.50-$3.00           $2.79
                                                ===========

Exercisable at June 30, 1998                            --
                                                ===========
Exercisable at June 30, 1997                            --
                                                ===========
Weighted average fair value of options
  granted during fiscal 1998                                                           $   --
                                                                                       ======


         Shares of common stock reserved for future issuance at June 30, 1998 are as follows:

Options....................................                        3,109,764
Warrants...................................                        1,665,503
Conversion of Preferred Stock..............                        2,424,860
                                                                ===============
                                                                   7,200,127
                                                                ===============

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

                                                                  YEAR ENDED JUNE 30
                                                   1998                  1997                   1996
                                             -----------------      ----------------       ----------------
Pro forma net income (loss)                     $(59,733,000)            $2,713,000          $(16,798,000)
                                             =================      ================       ================
Basic pro forma net income (loss) per share           $(5.45)                $ 0.28                $(2.16)
                                             =================      ================       ================
Diluted pro forma net income (loss) per
   share                                              $(5.45)                 $0.27                $(2.16)
                                             =================      ================       ================


12.    INCOME TAXES

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                JUNE 30
                                                             -----------------------------------------------
                                                                 1998             1997            1996
                                                             --------------  ---------------  --------------
Deferred tax liabilities:
   Book basis of fixed assets over tax basis..............      $2,938,000      $2,068,000       $2,710,000
   Economic performance...................................         513,000          72,000          237,000
   Specifically identifiable intangibles..................              --         661,000               --
   Other..................................................          55,000       1,402,000               --
                                                             --------------  ---------------  --------------
         Total deferred tax liabilities...................       3,506,000       4,203,000        2,947,000
Deferred tax assets:
   Allowance for doubtful accounts........................         740,000       1,269,000        1,211,000
   General and professional liability insurance...........       1,074,000         778,000          899,000
   Accrued employee benefits..............................       1,817,000         874,000          374,000
   Investment in nonconsolidated subsidiaries.............         294,000       1,320,000        1,644,000
   Capital loss carryovers................................         605,000         597,000          677,000
   Impairment of assets...................................       6,712,000              --               --
   Other accrued liabilities..............................       4,507,000       2,782,000        2,280,000
   Other..................................................              --          43,000        1,307,000
   Net operating loss carryovers..........................       6,996,000      10,187,000        8,962,000
   Alternative minimum tax credit carryovers..............       1,139,000       1,138,000        1,544,000
                                                             --------------  ---------------  --------------
         Total deferred tax assets........................      23,884,000      18,988,000       18,898,000
Valuation allowance for deferred tax assets...............     (20,378,000)     (5,374,000)      (4,412,000)
                                                             --------------  ---------------  --------------
         Deferred tax assets, net of valuation allowance..       3,506,000      13,614,000       14,486,000
                                                             --------------  ---------------  --------------
         Net deferred tax assets..........................   $          --      $9,411,000      $11,539,000
                                                             ==============  ===============  ==============

         The provision (benefit) for income taxes consists of the following:

                                                                 YEAR ENDED JUNE 30
                                               --------------------------------------------------------
                                                     1998                  1997              1996
                                               -----------------  ------------------ ------------------

Income taxes currently payable:
   Federal..................................            $60,000           $204,000   $             --
   State....................................            240,000            300,000                 --

Deferred income taxes:
   Federal..................................          8,676,000          1,039,000         (2,577,000)
   State....................................          1,005,000            183,000           (310,000)
                                               =================  ================== ==================
                                                     $9,981,000         $1,726,000        $(2,887,000)
                                               =================  ================== ==================

         A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:


                                                     1998                  1997               1996
                                               -----------------  ------------------ ------------------
U.S. Federal statutory rate.................             (34.0%)            34.0%              (34.0%)
Increase in valuation allowance.............              30.5              19.2                22.8
Non-deductible intangible assets............              20.4                --                  --
State income taxes, net of federal benefit..              (4.0)             (3.7)               (1.6)
Benefit of net operating loss recognized....                --              (8.5)                 --
Other.......................................               7.1              (7.0)               (2.1)
                                               =================  ================== ==================
Effective income tax rate...................              20.0%             34.0%              (14.9%)
                                               =================  ================== ==================

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Previously, the Company evaluated the realizability of its deferred tax assets and the need for a valuation allowance by considering the effects of implementing tax planning strategies that contemplated the sales of certain appreciated property. In connection with the Company's change in strategic direction, announced on February 19, 1998, the Company re-evaluated its tax planning strategies and determined that such strategies will not be realized. Consequently, the Company's net operating loss carryforwards were no longer considered realizable, pursuant to the provisions of SFAS No. 109.

         The Company has no net deferred tax assets at June 30, 1998. Net deferred tax assets at June 30, 1997 were $9,411,000. The Company's valuation allowance related to deferred tax assets was increased by $15,004,000 at June 30, 1998.

         At June 30, 1998, the Company had net operating loss carryovers of approximately $18,411,000, and alternative minimum tax credit carryovers of approximately $1,140,000 available to reduce future federal income taxes, subject to certain annual limitations. The net operating loss carryovers expire in the years 2001 through 2003.

13.    REIMBURSEMENT FROM THIRD-PARTY CONTRACTUAL AGENCIES

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

         During the year ended June 30, 1997, the Company received a favorable cash judgment totaling approximately $2,900,000, net of related costs, by the courts of the State of Missouri. In this matter, the courts ruled that the Company's facility in Nevada, Missouri had received insufficient reimbursement from the Missouri Department of Social Services for the provision of behavioral healthcare to Medicaid patients from 1990 to 1996. The Company also recorded in fiscal 1997, a $1,500,000 benefit related to intermediary audits of prior year cost reports.

         During the fourth quarter of fiscal 1998, the Company increased its estimated reimbursement for fiscal 1998 by $1,700,000, primarily as a result of increased Corporate expenses by the Company during the year ended June 30, 1998.

         Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations. Management believes that adequate provision has been made for any adjustments that may result from future intermediary reviews and audits and is not aware of any claims, disputes or unsettled matters concerning third-party reimbursement that would have a material adverse effect on the Company's financial statements.

         The Company derived approximately 71%, 65% and 70% of its net revenues from services provided to individuals covered by various federal and state governmental programs in fiscal 1998, 1997 and 1996, respectively.

14.  SAVINGS PLAN

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

         The Company did not contribute to the plan in 1998, 1997 or 1996.

15.  COMMITMENTS AND CONTINGENCIES

         The Company has an employment agreement dated as of October 1, 1997 with the Chief Executive Officer (the "Employment Agreement"). Base compensation under the Employment Agreement is $400,000 per year, subject to annual adjustment for inflation and increases by the Board of Directors. In addition, the Company may terminate the Chief Executive Officer's employment at any time and for any reason; provided that if his employment is terminated without cause (as defined in the Employment Agreement) or as a result of his becoming permanently disabled, the Company must pay the Chief Executive Officer a severance amount determined in accordance with a formula contained in the Employment Agreement.

         The Chief Executive Officer is entitled to a bonus equal to the greater of (i) $400,000 or (ii) 5% of the increase in operating income (as defined in the Employment Agreement) which has been accrued at June 30, 1998. The Company is prohibited from paying bonuses to the executive officers under the terms of the Amended and Restated Credit Agreement.

         The Company is party to certain claims, suits and complaints, including those matters described below, whether arising from the acts or omissions of its employees, providers or others, which arise in the ordinary course of business. The Company has established reserves at June 30, 1998 for the estimated amounts which might be recovered from the Company as a result of all outstanding legal proceedings. In the opinion of management, the ultimate resolution of these pending legal proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

         In March 1997, a former executive vice president of the Company commenced arbitration and court proceedings against the Company in which he claims his employment was wrongfully terminated by the Company and seeks damages of approximately $2,300,000. Subsequently, the court proceedings have been stayed and arbitration proceedings are pending. The Company intends to vigorously defend the proceedings.

         Prior to the merger with the Company, RMCI sold its subsidiary which, as a licensed HMO in Louisiana, Alabama and Mississippi, managed and provided prepaid healthcare services to its members. On September 29, 1997, RMCI received a demand for indemnification by the purchaser of this subsidiary in an amount totalling approximately $5,800,000. The Company intends to vigorously defend any proceedings which may result from this matter. In addition, on September 30, 1997, the Company demanded indemnification from the purchaser for various matters in an amount exceeding $2,000,000.

         During fiscal 1996, the State of Louisiana requested repayment of disproportionate share payments received by two of the Company's Louisiana facilities in fiscal years 1995 and 1994 totaling approximately $5.5 million. The repayment requested related primarily to alleged overpayments received by a former facility of the Company. The Company believes that this matter may be settled for an amount less than Louisiana's initial request. The Company intends to vigorously contest any position by Louisiana which it considers adverse.

16.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Activity in the Company's allowance for doubtful accounts consists of the following:

                                                                 YEAR ENDED JUNE 30
                                               --------------------------------------------------------
                                                     1998               1997               1996
                                               -----------------  ------------------ ------------------
Balance at beginning of  year...............        $4,386,000    $     4,573,000      $   3,886,000
Provision for doubtful accounts.............         6,649,000          5,688,000          5,805,000
Write-offs of uncollectible accounts
   receivable...............................        (6,368,000)        (6,323,000)        (5,118,000)
Allowance recorded in connection with the
   acquisition of RMCI......................                --            448,000                 --
Allowance  eliminated in connection with the
   sale of FPMBH............................          (530,000)                --                 --
Allowance related to assets held for sale...        (1,742,000)                --                 --
                                               -----------------  ------------------ ------------------
Balance at end of year......................        $2,395,000      $   4,386,000      $   4,573,000
                                               =================  ================== ==================


17.    SUPPLEMENTAL CASH FLOW INFORMATION

         The Company's non-cash investing and financing activities were as follows:

                                                                 YEAR ENDED JUNE 30
                                               --------------------------------------------------------
                                                     1998               1997               1996
                                               -----------------  ------------------ ------------------
Note received in connection with sale of
   property and equipment...................       $1,500,000      $           --    $            --

Issuance of stock in lieu of cash payment
   for accrued liabilities..................          355,000                  --                 --

Issuance of warrants in connection with
   Summa merger.............................          657,000                  --                 --
Issuance of stock in connection with Summa
   merger...................................          813,000                  --                 --
Issuance of stock in lieu of debt payment...          250,000                  --                 --
Issuance of stock in lieu of dividend
   payments.................................          610,000                  --                 --

Merger with RMCI:
   Cost in excess of net asset value of
     purchased businesses...................               --          18,048,000                 --
   Other intangible assets..................               --           4,740,000                 --
   Issuance of Common Stock.................               --           6,408,000                 --
   Issuance of Series 1996 Preferred Stock..               --           3,000,000                 --
   Noncurrent liabilities...................               --             750,000                 --

Issuance of stock in lieu of cash payment
   for management and directors' fees.......               --             922,000            600,000


                                INDEX OF EXHIBITS


                                                                                                    PAGE
                                                                                                   NUMBER
                                                                                                   ------
  2.1     Recapitalization Agreement dated as of June 30, 1993 by and among the Company,
          Ramsay Holdings HSA Limited and Paul Ramsay Holdings Pty. Limited (incorporated by reference to Exhibit 2.2 to the Company's Annual Report on Form 10-K for the
          year ended June 30, 1994).........................................................       --

  2.2     Agreement of sale and purchase dated April 12, 1995 by and between Mesa
          Psychiatric Hospital, Inc. and Capstone Capital Corporation (incorporated by reference to Exhibit 2.7 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995).  Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the
          Commission upon request...........................................................       --

  2.3     Agreement of sale and purchase dated April 12, 1995 by and between RHCI San
          Antonio, Inc. and Capstone Capital Corporation (incorporated by reference to
          Exhibit 2.8 to the Company's Annual Report on Form 10-K for the year ended June
          30, 1995).  Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon
          request...........................................................................       --

  2.4     Agreement and Plan of Merger dated as of October 1, 1996 among Ramsay Managed
          Care, Inc., the Company and RHCI Acquisition Corp. (incorporated by reference to
          Exhibit 2 to the Company's Current Report on Form 8-K dated October 2, 1996).
          Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the
          Disclosure Schedules to such Agreement to the Commission upon request.............       --

  2.5     Agreement and Plan of Merger dated as of July 1, 1997 among Summa Healthcare
          Group, Inc., the Company and Ramsay Acquisition Corporation (incorporated by reference to Exhibit 2.5 to the Company's Annual Report on Form 10-K for the year
          ended June 30, 1997)..............................................................       --

  2.6     Agreement of Purchase and Sale dated as of March 18, 1998 by and between Ramsay
          Louisiana, Inc. and Health-One Properties, LLC (incorporated by reference to
          Exhibit 2.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended
          March 31, 1998).  Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedules and attachments to such Agreement to
          the Commission upon request ......................................................       --

  2.7     Stock Purchase Agreement dated as of May 1, 1998 by and among the Company, Ramsay
          Managed Care, Inc. and Horizon Health Corporation (incorporated by reference to
          Exhibit 2.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended
          March 31, 1998).  Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedules and attachments to such Agreement to
          the Commission upon request.......................................................       --

  2.8     Asset Purchase Agreement dated as of May 15, 1998 by and among Greenbrier
          Hospital, Inc., the Company and Provider Options Holdings, L.L.C (incorporated by reference to Exhibit 2.8 to the Company's Quarterly Report on Form 10-Q for the
          quarter ended March 31, 1998).   Pursuant to Reg. S- K, Item 601(b)(2), the
          Company agrees to furnish a copy of the Disclosure Schedules and attachments to
          such Agreement to the Commission upon request.....................................       --

  2.9     Purchase Agreement dated as of June 24, 1998 among Charter Behavioral Health
          Systems, LLC, the Company, Carolina Treatment Center, Inc., Houma Psychiatric
          Hospital, Inc., Mesa Psychiatric Hospital, Inc., RHCI San Antonio, Inc., The
          Haven Hospital, Inc., Transitional Care Ventures (Arizona), Inc., Transitional
          Care Ventures (North Texas), Inc. and Transitional Care Ventures (Texas), Inc.
          (incorporated by reference to Exhibit 2.9 to the Company's Current Report on
          Form 8-K dated October 9, 1998). Pursuant to Reg. S-K, Item 601(b)(2), the
          Company agrees to furnish a copy of the Disclosure Schedules and attachments
          to such Agreement to the Commission upon request..................................       --



  2.10    Purchase and Sale Contract dated as of June 25, 1998 among Charter
          Behavioral Health Systems, LLC, Carolina Treatment Center, Inc. and
          Mesa Psychiatric Hospital, Inc. (incorporated by reference to Exhibit
          2.10 to the Company's Current Report on Form 8-K dated October 9,
          1998). Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedules and attachments to such
          Agreement to the Commission upon request..........................................        --

  2.11    Purchase and Sale Contract dated as of June 26, 1998 among Crescent
          Real Estate Equities Limited Partnership and The Haven Hospital, Inc.
          (incorporated by reference to Exhibit 2.11 to the Company's Current
          Report on Form 8-K dated October 9, 1998). Pursuant to Reg. S-K, Item
          601(b)(2), the Company agrees to furnish a copy of the Disclosure
          Schedules and attachments to such Agreement to the Commission upon
          request............................................................................       --

  2.12    Asset Purchase Agreement dated as of July 2, 1998 among West Virginia University
          Hospitals, Inc., Psychiatric Institute of West Virginia, Inc. and the Company
          (incorporated by reference to Exhibit 2.12 to the Company's Current Report on
          Form 8-K dated October 9, 1998). Pursuant to Reg. S-K, Item 601(b)(2), the Company
          agrees to furnish a copy of the Disclosure Schedules and attachments to such
          Agreement to the Commission upon request...........................................       --

  2.13    Amendment No. 1 dated as of September 28, 1998 Purchase Agreement dated as of
          June 24, 1998 among Charter Behavioral Health Systems, LLC, the Company, Carolina
          Treatment Center, Inc., Houma Psychiatric Hospital, Inc., Mesa Psychiatric
          Hospital, Inc., RHCI San Antonio, Inc., The Haven Hospital, Inc., Transitional
          Care Ventures (Arizona), Inc., Transitional Care Ventures (North Texas), Inc. and
          Transitional Care Ventures (Texas), Inc. (incorporated by reference to Exhibit 2.13
          to the Company's Current Report on Form 8-K dated October 9, 1998).................       --

  2.14    Agreement of Sale and Purchase dated as of September 28, 1998 by and among
          Havenwyck Hospital, Inc., Michigan Psychiatric Services, Inc. and Capstone
          Capital Corporation (incorporated by reference to Exhibit 2.14 to the Company's
          Current Report on Form 8-K dated October 9, 1998). Pursuant to Reg. S-K,
          Item 601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedules
          and attachments to such Agreement to the Commission upon request..................        --

  3.1     Restated Certificate of Incorporation of  the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the
          year ended June 30, 1990).........................................................        --

  3.2     Certificate of Amendment of Restated Certificate of Incorporation of the Company
          filed on April 17, 1991 (incorporated by reference to Exhibit 3.2 to the
          Company's Registration Statement on Form S-2, Registration No. 33-40762)..........        --

  3.3     Certificate of Correction to Certificate of Amendment of Restated Certificate of
          Incorporation of the Company filed on April 18, 1991 (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-2, Registration
          No. 33-40762).....................................................................        --

  3.4     By-Laws of the Company, as amended to date (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the
          year ended June 30, 1994).........................................................        --

  3.5     Certificate of Designation of Preferred Stock of the Company filed on June 27,
          1991 (incorporated by reference to Exhibit 3.5 to the Company's Registration
          Statement on Form S-2, Registration No. 33-40762).................................        --




  3.6     Certificate of Designation of Preferred Stock of the Company filed on July 9,
          1991 (incorporated by reference to Exhibit 3.6 to the Company's Registration
          Statement on Form S-2, Registration No. 33-40762).................................       --

  3.7     Certificate of Designation of Preferred Stock of the Company filed on June 29,
          1993 (incorporated by reference to Exhibit 3.7 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1994).......................................       --

  3.8     Certificate of Designation of Preferred Stock of the Company with respect to its
          Class B Preferred Stock, Series 1996 filed on June 10, 1997 (incorporated by reference to Exhibit 3.8 to the Company's Annual Report on Form 10-K for the year
          ended June 30, 1997)..............................................................       --

  3.9     Certificate of Designation of Preferred Stock of the Company with respect to its
          Class B Preferred Stock, Series 1997 filed on September 30, 1997 (incorporated by reference to Exhibit 3.9 to the Company's Annual Report on Form 10-K for the year
          ended June 30, 1997)..............................................................       --

  3.10    Certificate of Designation of Preferred Stock of the Company with respect to its
          Class B Preferred Stock, Series 1997-A filed on September 30, 1997 (incorporated by reference to Exhibit 3.10 to the Company's Annual Report on Form 10-K for the year
          ended June 30, 1997)..............................................................       --

  3.11    Preferred Stock Purchase Agreement dated as of September 30, 1997 between the
          Company and General Electric Capital Corporation (incorporated by reference to Exhibit 3.11 to the Company's Annual Report on Form 10-K for the year
          ended June 30, 1997)..............................................................       --

  3.12    Preferred Stock Purchase Agreement dated as of September 30, 1997 between the
          Company and Paul Ramsay Holdings Pty. Limited (incorporated by reference to Exhibit 3.12 to the Company's Annual Report on Form 10-K for the year
          ended June 30, 1997)..............................................................       --

  3.13    Common Stock Purchase Agreement dated as of September 30, 1997 between the
          Company and Paul Ramsay Holdings Pty. Limited (incorporated by reference to Exhibit 3.13 to the Company's Annual Report on Form 10-K for the year
          ended June 30, 1997)..............................................................       --

  3.14    Schedules to Preferred Stock Purchase Agreement described in exhibit 3.11 above
          (incorporated by reference to Exhibit 3.14 to the Company's Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1997)...............................       --

  4.1     Trust Indenture dated as of March 31, 1990, between the Company, Bountiful
          Psychiatric Hospital, Inc., Cumberland Mental Health, Inc., East Carolina
          Psychiatric Services Corporation, Havenwyck Hospital, Inc., Mesa Psychiatric
          Hospital, Inc., Psychiatric Institute of West Virginia, Inc., and The Citizens
          and Southern National Bank and Susan L. Adams (incorporated by reference to
          Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended June
          30, 1990).........................................................................       --

  4.2     First Supplemental Trust Indenture dated as of June 15, 1991 between the Company,
          Bountiful Psychiatric Hospital, Inc., Cumberland Mental Health, Inc., East
          Carolina Psychiatric Services Corporation, Havenwyck  Hospital, Inc., Mesa
          Psychiatric Hospital, Inc. and Psychiatric Hospital of West Virginia, Inc. and
          The Citizens and Southern National Bank, a national banking association, and an individual trustee, as Trustees (incorporated by reference to Exhibit 4.4 to the
          Company's Registration Statement on Form S-2, Registration No. 33-40762)..........       --

  4.3     Second Supplemental Trust Indenture dated as of May 15, 1993 between the Company,
          Bountiful Psychiatric Hospital, Inc., Cumberland Mental Health, Inc., East
          Carolina Psychiatric Services Corporation, Havenwyck Hospital, Inc., Mesa
          Psychiatric Hospital, Inc. and Psychiatric Hospital of West Virginia, Inc., and
          NationsBank of Georgia, National Association, and Susan L. Adams (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year
          ended June 30, 1994)..............................................................       --


  4.4     Third Supplemental Trust Indenture dated as of April 12, 1995 between the
          Company, Bountiful Psychiatric Hospital, Inc., Cumberland Mental Health, Inc.,
          East Carolina Psychiatric Services Corporation, Havenwyck Hospital, Inc., Mesa
          Psychiatric Hospital, Inc. and Psychiatric Hospital of West Virginia, Inc., and
          NationsBank of Georgia, National Association, and Elizabeth Talley, as Trustee
          (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form
          10-K for the year ended June 30, 1996)............................................        --

  4.5     Fourth Supplemental Trust Indenture dated as of September 15, 1995 between the
          Company, Bountiful Psychiatric Hospital, Inc., Cumberland Mental Health, Inc.,
          East Carolina Psychiatric Services Corporation, Havenwyck Hospital, Inc., Mesa
          Psychiatric Hospital, Inc. and Psychiatric Institute of West Virginia, Inc. and
          NationsBank of Georgia, National Association, and Elizabeth Talley, as Trustee
          (incorporated by reference to Exhibit 10.100 to the Company's Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1995)...............................        --

  4.6     Fifth Supplemental Trust Indenture dated as of June 1, 1997 between the Company,
          Bountiful Psychiatric Hospital, Inc., Cumberland Mental Health, Inc., East
          Carolina Psychiatric Services Corporation, Havenwyck Hospital, Inc. and
          Psychiatric Institute of West Virginia, Inc. and The Bank of New York  and Thomas
          Zakrzewski, as Trustees (incorporated by reference to Exhibit 4.6 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1997)......................        --

  4.7     Subsidiary Borrower Note of Atlantic Treatment Center, Inc. dated May 21, 1993 in the principal amount of $4,607,945 payable to the order of Societe Generale, New
          York Branch (incorporated by reference to Exhibit 4.5 to the Company's Annual
          Report on Form 10-K for the year ended June 30, 1994).............................        --

  4.8     Subsidiary Borrower Note of Carolina Treatment Center, Inc. dated May 21, 1993 in the principal amount of $5,030,000 payable to the order of Societe Generale, New
          York Branch (substantially identical to Exhibit 4.7)..............................        --

  4.9     Subsidiary Borrower Note of Greenbrier Hospital, Inc. dated May 21, 1993 in the principal amount of $5,973,125 payable to the order of Societe Generale, New York
          Branch (substantially identical to Exhibit 4.7)....................................       --

  4.10    Subsidiary Borrower Note of Gulf Coast Treatment Center, Inc. dated May 21, 1993 in the principal amount of $4,392,500 payable to the order of Societe Generale,
          New York Branch (substantially identical to Exhibit 4.7)...........................       --

  4.11    Subsidiary Borrower Note of Houma Psychiatric Hospital, Inc. dated May 21, 1993 in the principal amount of $3,979,589 payable to the order of Societe Generale, New
          York Branch (substantially identical to Exhibit 4.7)...............................       --

  4.12    Subsidiary Borrower Note of HSA of Oklahoma, Inc. dated May 21, 1993 in the principal amount of $3,445,562 payable to the order of  Societe Generale, New York
          Branch (substantially identical to Exhibit 4.7)....................................       --

  10.1    Note Purchase Agreement dated as of March 31, 1990, among the Company, Bountiful
          Psychiatric Hospital, Inc., Cumberland Mental Health, Inc., East Carolina
          Psychiatric Services Corporation, Havenwyck Hospital, Inc., Mesa Psychiatric
          Hospital, Inc., Psychiatric Institute of West Virginia, Inc., and Aetna Life
          Insurance Company regarding the purchase by Aetna Life Insurance Company of
          $26,000,000 principal amount of 11.6% Senior Secured Notes, $1,000,000 principal amount of 15.6% Subordinated Secured Notes and Warrants to Purchase Common Stock
          of the Company (incorporated by reference to Exhibit 10.2 to the Company's Annual
          Report on Form 10-K for the year ended June 30, 1990)..............................       --


  10.2    Note Purchase Agreement pursuant to which Monumental Life Insurance Company purchased $15,500,000 principal amount of 11.6% Senior Secured Notes, $2,000,000 principal amount of 15.6% Subordinated Secured Notes and Warrants to Purchase
          Common Stock of the Company (substantially identical to Exhibit 10.1)..............
                                                                                                    --

  10.3    Note Purchase Agreement pursuant to which Connecticut Mutual Life Insurance
          Company purchased $15,000,000 principal amount of 11.6% Senior Secured Notes
          (substantially identical to Exhibit 10.1)..........................................       --

  10.4    Pledge and Security Agreement between Bountiful Psychiatric Hospital, Inc. and The
          Citizens and Southern National Bank (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996).........
                                                                                                    --

  10.5    Pledge and Security Agreement dated as of March 31, 1990 between the
          Company and The Citizens and Southern National Bank (substantially
          identical to Exhibit 10.4).........................................................       --

  10.6    Pledge and Security Agreement between Michigan Psychiatric Services, Inc. and The
          Citizens and Southern National Bank (substantially identical to Exhibit 10.4)......       --

  10.7    Pledge and Security Agreement between Americare of Galax, Inc. and The Citizens
          and Southern National Bank (substantially identical to Exhibit 10.4)...............       --

  10.8    Deed of Trust, Security Agreement, and Financing Statement dated as of March 31,
          1990 from Bountiful Psychiatric Hospital, Inc. to Merrill Title Company for the
          benefit of The Citizens and Southern National Bank and Susan L. Adams covering certain property in Woods Cross, Utah (incorporated by reference to Exhibit 10.10
          to the Company's Annual Report on Form 10-K for the year ended June 30, 1990)......       --

  10.9    Deed of Trust and Security Agreement from Cumberland Mental Health, Inc. to First
          American Title Insurance Company for the benefit of The Citizens and Southern
          National Bank and Susan L. Adams covering certain property in Fayetteville, North
          Carolina (substantially identical to Exhibit 10.8).................................       --

 10.10    Deed of Trust and Security Agreement from East Carolina Psychiatric Services
          Corporation to First American Title Insurance Company for the benefit of The
          Citizens and Southern National Bank and Susan L. Adams covering certain property
          in Jacksonville, North Carolina (substantially identical to Exhibit 10.8)..........       --

 10.11    Mortgage and Security Agreement dated as of March 31, 1990 from Havenwyck
          Hospital, Inc. to The Citizens and Southern National Bank and Susan L. Adams
          covering certain property in Auburn Hills, Michigan (incorporated by reference to
          Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended June
          30, 1990)..........................................................................       --

 10.12    Leasehold Deed of Trust, Assignment of Rents and Security Agreement with Financing
          Statement dated as of March 31, 1990 from Mesa Psychiatric Hospital, Inc. to
          Transamerica Title Insurance Company for the benefit of The Citizens and Southern
          National Bank and Susan L. Adams covering certain property in Mesa, Arizona
          (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form
          10-K for the year ended June 30, 1990).............................................       --



 10.13    Leasehold Deed of Trust and Security Agreement from Psychiatric Institute of West
          Virginia, Inc. to J. Nicholas Barth, Esq., for the benefit of The Citizens and
          Southern National Bank and Susan L. Adams covering certain property in Morgantown,
          West Virginia (substantially identical to Exhibit 10.12)...........................       --

 10.14    Obligor Subrogation and Contribution Agreement dated as of April 30, 1990 among
          The Citizens and Southern National Bank, Susan L. Adams, the Company, Bountiful
          Psychiatric Hospital, Inc., Cumberland Mental Health, Inc., East Carolina
          Psychiatric Services Corporation, Havenwyck Hospital, Inc., Mesa Psychiatric
          Hospital, Inc., and Psychiatric Institute of West Virginia, Inc. (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the
          year ended June 30, 1990)..........................................................       --

 10.15    Credit Agreement dated as of May 15, 1993 among the Company and certain of its subsidiaries named therein, Societe Generale, New York
          Branch, First Union National Bank of North Carolina and Hibernia
          National Bank, as lenders, and Societe Generale, as issuing bank and agent (incorporated by reference to Exhibit 10.16 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1994) ......................       --


 10.16    Second Amendment to Credit Agreement dated as of September 15, 1995 among the
          Company and certain of its subsidiaries named therein, Societe Generale, New York
          Branch, First Union National Bank of North Carolina and Hibernia National Bank, as
          lenders, and Societe Generale, as issuing bank and agent (incorporated by reference to Exhibit 10.99 to the Company's Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1995...................................................       --

 10.17    Third Amendment to Credit Agreement dated as of August 15, 1996 among the Company and certain subsidiaries named therein, Societe Generale,
          New York Branch, First Union National Bank of North Carolina and
          Hibernia National Bank, as lenders, and Societe Generale, as issuing bank and agent (incorporated by reference to Exhibit 10.93 to the
          Company's Annual Report on Form 10-K for the year ended June 30, 1996..............       --


 10.18    Fourth Amendment to Credit Agreement, First Amendment to Waiver, Consent to Merger
          and Extension Agreement dated as of May 15, 1997 among the Company and certain subsidiaries named therein, Societe Generale, New York Branch, First Union
          National Bank of North Carolina and Hibernia National Bank, as lenders, and
          Societe Generale, as issuing bank and agent (incorporated by reference to
          Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended
          June 30, 1997).....................................................................       --

 10.19    Fifth Amendment to Credit Agreement, Amendment to Fourth Amendment and Amendment
          to Waiver dated as of June 4, 1997 among the Company and certain subsidiaries named therein, Societe Generale, New York Branch, First Union National Bank of
          North Carolina, as lenders, and Societe Generale, as issuing bank and agent
          (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1997)........................................       --

 10.20    Security Agreement dated as of May 15, 1993 by Atlantic Treatment Center, Inc. in
          favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above, and covering certain property in Daytona Beach, Florida (incorporated by reference to Exhibit 10.17 to
          the Company's Annual Report on Form 10-K for the year ended June 30, 1994).........       --



 10.21    Security Agreement dated as of May 15, 1993 by Carolina Treatment Center, Inc. in
          favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (substantially identical
          to Exhibit 10.20)..................................................................       --

 10.22    Security Agreement dated as of  May 15, 1993 by Great Plains Hospital, Inc., in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (substantially identical
          to Exhibit 10.20)..................................................................       --

 10.23    Security Agreement dated as of May 15, 1993 by Greenbrier Hospital, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain
          Credit Agreement described in Exhibit 10.15 above (substantially identical to
          Exhibit 10.20).....................................................................       --

 10.24    Security Agreement dated as of May 15, 1993 by Gulf Coast Treatment Center, Inc.
          in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (substantially identical
          to Exhibit 10.20)..................................................................       --

 10.25    Security Agreement dated as of May 15, 1993 by Houma Psychiatric Hospital, Inc. in
          favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (substantially identical
          to Exhibit 10.20)..................................................................       --

 10.26    Security Agreement dated as of May 15, 1993 by HSA of Oklahoma, Inc. in favor of
          Societe Generale, as agent for the lenders which are parties to that certain
          Credit Agreement described in Exhibit 10.15 above (substantially identical to
          Exhibit 10.20).....................................................................       --

 10.27    Security Agreement dated as of May 15, 1993 by The Haven Hospital, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain
          Credit Agreement described in Exhibit 10.15 above (substantially identical to
          Exhibit 10.20).....................................................................       --

 10.28    Security Agreement dated as of May 15, 1993 by the Company in favor of Societe
          Generale, as agent for the lenders which are parties to that certain Credit
          Agreement described in Exhibit 10.15 above (substantially identical to Exhibit
          10.20).............................................................................       --

 10.29    Accounts Receivable Security Agreement dated as of May 15, 1993 by Americare of
          Galax, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above
          (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form
          10-K for the year ended June 30, 1994).............................................       --

 10.30    Accounts Receivable Security Agreement dated as of May 15, 1993 by Bountiful
          Psychiatric Hospital, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15
          above (substantially identical to Exhibit 10.29)...................................       --

 10.31    Accounts Receivable Security Agreement dated as of May 15, 1993 by Cumberland
          Mental Health, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in
          Exhibit 10.15 above (substantially identical to Exhibit 10.29).....................       --

                                      E-7

 10.32    Accounts Receivable Security Agreement dated as of May 15, 1993 by East Carolina
          Psychiatric Services Corporation in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described
          in Exhibit 10.15 above (substantially identical to Exhibit 10.29)..................       --

 10.33    Accounts Receivable Security Agreement dated as of May 15, 1993 by Havenwyck
          Hospital, Inc. in favor of  Societe Generale, New York Branch as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
          10.15 above (substantially identical to Exhibit 10.29).............................       --

 10.34    Accounts Receivable Security Agreement dated as of May 15, 1993 by Mesa
          Psychiatric Hospital, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in
          Exhibit 10.15 above (substantially identical to Exhibit 10.29).....................       --

 10.35    Accounts Receivable Security Agreement dated as of May 15, 1993 by Michigan
          Psychiatric Services, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in
          Exhibit 10.15 above (substantially identical to Exhibit 10.29).....................       --

 10.36    Accounts Receivable Security Agreement dated as of May 15, 1993 by Psychiatric
          Institute of West Virginia, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described
          in Exhibit 10.15 above (substantially identical to Exhibit 10.29)..................       --

 10.37    Stock Pledge Agreement dated as of May 15, 1993, among the Company in favor of
          Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the
          year ended June 30, 1994)..........................................................       --

 10.38    Revolving Credit Guarantee dated as of May 15, 1993 by Americare of Galax, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above
          (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form
          10-K for the year ended June 30, 1994).............................................       --

 10.39    Revolving Credit Guarantee dated as of May 15, 1993 by Bethany Psychiatric
          Hospital, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
          10.15 above (substantially identical to Exhibit 10.38).............................       --

 10.40    Revolving Credit Guarantee dated as of May 15, 1993 by Bountiful Psychiatric
          Hospital, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
          10.15 above (substantially identical to Exhibit 10.38).............................       --

 10.41    Revolving Credit Guarantee dated as of May 15, 1993 by Cumberland Mental Health,
          Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above
          (substantially identical to Exhibit 10.38).........................................       --

 10.42    Revolving Credit Guarantee dated as of May 15, 1993 by East Carolina Psychiatric
          Services Corporation in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in
          Exhibit 10.15 above (substantially identical to Exhibit 10.38).....................       --



 10.43    Revolving Credit Guarantee dated as of May 15, 1993 by Havenwyck Hospital, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above
          (substantially identical to Exhibit 10.38) .......................................        --

 10.44    Revolving Credit Guarantee dated as of May 15, 1993 by Mesa Psychiatric Hospital,
          Inc. in favor of  Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15
          above (substantially identical to Exhibit 10.38) ..................................       --

 10.45    Revolving Credit Guarantee dated as of May 15, 1993 by Michigan Psychiatric
          Services, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
          10.15 above (substantially identical to Exhibit 10.38) ............................       --

 10.46    Revolving Credit Guarantee dated as of May 15, 1993 by Psychiatric Institute of
          West Virginia, Inc. in favor  of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in
          Exhibit 10.15 above (substantially identical to Exhibit 10.38) ....................       --

 10.47    Management  Fee Subordination Agreement dated May 15, 1993, among Paul J. Ramsay and Ramsay Health Care Pty. Ltd. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (incorporated by reference to Exhibit 10.44 to the
          Company's Annual Report on Form 10-K for the year ended June 30, 1994) ............       --

 10.48    Mortgage and Fixture Filing and Assignment of Leases and Rents dated as of May 15,
          1993 granted by Atlantic Treatment Center, Inc. to Societe Generale, individually and as agent for the lenders which are parties to that certain  Credit Agreement described in Exhibit 10.15 above, with respect to certain real property located in
          Volusia County, Florida (incorporated be reference to Exhibit 10.45 to the
          Company's Annual Report on Form 10-K for the year ended June 30, 1994) ............       --

 10.49    Mortgage and Fixture Filing and Assignment of Leases and Rents dated as of May 15,
          1993 granted by Carolina Treatment Center, Inc. to Societe Generale, individually and as agent for the lenders which are parties to that certain  Credit Agreement described in Exhibit 10.15 above, with respect to certain real property located in
          Horry County, South Carolina (substantially identical to Exhibit 10.48)............       --

 10.50    Deed of Trust and Fixture Filing and Assignment of Leases and Rents dated as of
          May 15, 1993 granted by Great Plains Hospital, Inc. to Jacob W. Bayer, Jr. as
          Trustee for the benefit of Societe Generale, individually and as agent for the lenders which are parties to that certain  Credit Agreement described in Exhibit
          10.15 above, with respect to certain real property located in Vernon County,
          Missouri (substantially identical to Exhibit 10.48)................................       --

 10.51    Mortgage, Security and Assignment of Leases and Rents dated as of May 15, 1993 by
          Greenbrier Hospital, Inc. to Societe Generale individually as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
          10.15 above, with respect to certain real property located in St. Tammany Parish,
          Louisiana (substantially identical to Exhibit 10.48) ..............................       --

 10.52    Mortgage and Fixture Filing and Assignment of Leases and Rents dated as of May 15,
          1993 granted by Gulf Coast Treatment Center, Inc. to Societe Generale,
          individually and as an agent for the lenders which are parties to that certain
          Credit Agreement described in Exhibit 10.15 above, with respect to certain real property located in Okaloosa County, Florida (substantially identical to Exhibit
          10.48) ...........................................................................        --


 10.53    Mortgage, Security Agreement  and Assignment  of Leases and Rents dated as of May
          15, 1993 granted by Houma Psychiatric Hospital, Inc. to Societe Generale,
          individually and as an agent for the lenders which are parties to that Certain
          Credit Agreement described in Exhibit 10.15  above, with respect to certain real property located in the City of Houma, Parish of Terrebonne, Louisiana
          (substantially identical to Exhibit 10.48) .......................................        --

 10.54    Mortgage with Power of Sale and Fixture Filing and Assignment of Leases and Rents
          dated as of May 15, 1993 granted by HSA of Oklahoma, Inc. to Societe Generale, individually and as agent for the lenders which are parties to that certain Credit
          Agreement described in Exhibit 10.15 above, with respect to certain real property
          located in Garfield County, Oklahoma (substantially identical to Exhibit 10.48) ...       --

 10.55    Deed of Trust and Fixture Filing and Assignment of Leases and Rents dated as of
          May 15, 1993 granted by the Haven Hospital, Inc. to Societe Generate, individually and as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above, with respect to certain real property located in the City of DeSoto, Dallas County, Texas (substantially identical to Exhibit
          10.48) ............................................................................       --

 10.56    Loan Agreement between Okaloosa County, Florida and  Gulf Coast Treatment Center,
          Inc. dated October 1, 1984, relating to the issuance of bonds for Gulf Coast
          Treatment Center, Inc. (incorporated by reference to Exhibit 10.16 to the
          Company's Registration Statement on Form S-1, Registration No. 2-98921) ...........       --

 10.57    Loan Agreement between Louisiana Public Facilities Authority and  Greenbrier
          Hospital, Inc. dated  November 1, 1984, relating to the issuance of bonds for
          Greenbrier Hospital, Inc. (incorporated by reference to Exhibit 10.17 to the
          Company's Registration Statement on Form S-1, Registration No. 2-98921) ...........       --

 10.58    Loan Agreement between Horry County, South Carolina and Carolina Treatment Center,
          Inc. dated December 1, 1984, relating to the issuance of bonds for Carolina
          Treatment Center, Inc. (incorporated by reference to Exhibit 10.18 to the
          Company's Registration Statement on Form S-1, Registration No. 2-98921) ...........       --

 10.59    Loan Agreement between Louisiana Public Facilities Authority and Houma Psychiatric
          Hospital, Inc. dated September 1, 1985, relating to the issuance of bonds for
          Houma Psychiatric Hospital, Inc.  (incorporated by reference to Exhibit 10.56 to
          the Company's Annual Report on Form 10-K for the year ended June 30, 1994) ........       --

 10.60    Ground Lease between Facilities Management Corporation, as landlord, and
          Psychiatric Institute of West Virginia, Inc., as tenant, dated as of September 30,
          1985 (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on
          Form 10-K for the year ended June 30, 1994)........................................       --

 10.61    Lease Agreement between Houma Psychiatric Hospital, Inc. and Hospital Service
          District No. 1 of the Parish of Terrebonne, State of Louisiana, effective February
          1, 1985 (incorporated by reference to Exhibit 10.38 to the Company's Registration
          Statement on Form S-1, Registration No. 2-98921) ..................................       --

 10.62    Lease among Bethany Psychiatric Hospital, Inc., Bethany General Hospital, the City
          of Bethany, Oklahoma and the Bethany General Hospital Trust dated December 9, 1985
          (ground lease) (incorporated by reference to Exhibit 10.58 to the Company's Annual
          Report on Form 10-K for the year ended June 30, 1996) .............................       --

 10.63    Loan Agreement between The Enid Development Authority and HSA of Oklahoma, Inc.
          dated as of October 1, 1985, relating to The Enid Development Authority Variable
          Rate Demand Revenue Bonds (Meadowlake Hospital Project) (incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the year ended
          June 30, 1994) ....................................................................       --

 10.64    Ramsay Health Care, Inc. 1990 Stock Option Plan, as amended to date (incorporated by reference Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed
          on March 6, 1991) .................................................................       --

 10.65    Lease Agreement dated August 30, 1988 between the Company and Ayshire Land Dome
          Joint Venture relating to office space at One Poydras Plaza, New Orleans,
          Louisiana (incorporated by reference to Exhibit 10.78 to the Company's
          Registration Statement on Form S-2, Registration No. 33-40762) ....................       --

 10.66    Ramsay Health Care, Inc. Deferred Compensation and Retirement Plan (incorporated by reference to Exhibit 10.79 to the Company's Registration Statement on Form S-2,
          Registration No. 33-40762) ......................................................         --

 10.67    Personnel and Facility Sharing Agreement dated as of June 27, 1991 between the
          Company and Ramsay Holdings HSA Limited (incorporated by reference to Exhibit
          10.83 to the Company's Registration Statement on Form S-2, Registration No.
          33-40762) .........................................................................       --

 10.68    Indemnity Agreement dated as of June 1991 between the Company and Ramsay Holdings
          HSA Limited (incorporated by reference to Exhibit 10.84 to the Company's
          Registration Statement on Form S-2, Registration No. 33-40762) ....................       --

 10.69    Management Agreement dated as of June 25, 1992 between the Company and Ramsay
          Health Care Pty. Limited (incorporated by reference to Exhibit 10.90 to the
          Company's Annual Report on Form 10-K for the year ended June 30, 1992) ............       --

 10.70    Ramsay Health Care, Inc. 1991 Stock Option Plan (incorporated by reference to
          Exhibit 10.91 to the Company's Annual Report on Form 10-K for the year ended June
          30, 1992) .........................................................................       --

 10.71    Employment Agreement dated January 23, 1992 between the Company and Wallace E.
          Smith (incorporated by reference to Exhibit 10.94 to the Company's Annual Report
          on Form 10-K for the year ended June 30, 1992) ...................................        --

 10.72    Employment Agreement dated January 23, 1992 between the Company and John A. Quinn
          (incorporated by reference to Exhibit 10.95 to the Company's Annual Report on Form
          10-K for the year ended June 30, 1992) ............................................       --

 10.73    Lease dated April 4, 1992 between the Union Labor Life Insurance Company and the
          Company (incorporated by reference to Exhibit 10.98 to the Company's Annual Report
          on Form 10-K for the year ended June 30, 1992) ....................................       --


 10.74    Lease dated May 27, 1992 between Gail Buy and Bountiful Psychiatric Hospital
          (incorporated by reference to Exhibit 10.99 to the Company's Annual Report on Form
          10-K for the year ended June 30, 1992) ............................................       --

 10.75    Lease Agreement dated as of February 12, 1993 by and between Gulf Coast Treatment
          Center, Inc. and Vendell of Florida, Inc. (incorporated by reference to Exhibit
          10.82 to  the Company's Annual Report on Form 10-K for the year ended June 30,
          1994) .............................................................................       --

 10.76    Ramsay Health Care, Inc. 1993 Stock Option Plan (incorporated by reference to
          Exhibit 10.83 to the Company's Quarterly Report on Form 10-Q for the quarter ended
          December 31, 1993) ...............................................................        --

 10.77    Ramsay Health Care, Inc. 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.84 to the Company's Quarterly Report on Form 10-Q for the
          quarter ended December 31, 1993) ..................................................       --

 10.78    Fourth Modification, Extension and Amendment of Lease Agreement dated November 15,
          1993 between the Company and One Poydras Plaza Venture relating to the Company's office space at One Poydras Plaza, New Orleans, Louisiana (incorporated by reference to Exhibit 10.84 to the Company's Annual Report on Form 10-K for the
          year ended June 30, 1994) ........................................................        --

 10.79    Employment Agreement dated July 19, 1994 between the Company and Brent J. Bryson
          (incorporated by reference to Exhibit 10.85 to the Company's Annual Report on Form
          10-K for the year ended June 30, 1995) ............................................       --

 10.80    Rights Agreement dated as of August 1, 1995 between the Company and First Union
          National Bank of North Carolina, as Rights Agent, which includes the form of Right
          Certificate as Exhibit A and the Summary Rights to Purchase Common Shares as
          Exhibit B (incorporated by reference to Exhibit 4.1 to the Company's  Current
          Report on Form 8-K dated August 1, 1995) ..........................................       --

 10.81    Amendment to Rights Agreement, dated October 3, 1995 between the Company and First
          Union National Bank of North Carolina, as Rights Agent (incorporated by reference to Exhibit 10.102 to the Company's Quarterly Report on Form 10-Q for the quarter
          ended September 30, 1995)..........................................................       --

 10.82    Amendment No. 2 to Rights Agreement, dated as of November 1, 1996 between the
          Company and First Union National Bank of North Carolina, as Rights Agent
          (incorporated by reference to Exhibit 10.101 to the Company's Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1996)................................       --

 10.83    Letter Agreement dated June 30, 1995 among the Company, Ramsay Holdings HSA
          Limited and Paul Ramsay Holdings Pty. Limited (incorporated by reference to
          Exhibit 4.2 to the Company's Current Report on Form 8-K dated August 1, 1995 ......       --

 10.84    Lease Agreement dated April 12, 1995 between Capstone Capital Corporation and Mesa
          Psychiatric Hospital, Inc. (incorporated by reference to Exhibit 10.88 to the
          Company's Annual Report on Form 10-K for the year ended June 30, 1995) ............       --

 10.85    Lease Agreement dated April 12, 1995 between Capstone Capital of  San Antonio,
          LTD, d/b/a Cahaba of San Antonio, LTD. and RHCI San Antonio, Inc. (incorporated by reference  to Exhibit 10.89  to the Company's Annual Report on Form 10-K  for the
          year ended June 30, 1995) .........................................................       --


 10.86    Facility Lease Agreement dated June 26, 1995 by and between Charter Canyon
          Behavioral Health Systems, Inc. and Bountiful Psychiatric Hospital, Inc.
          (incorporated by reference to Exhibit 10.90 to the Company's Annual Report on Form
          10-K for the year ended June 30, 1995 .............................................       --

 10.87    Employment termination letter dated September 15, 1995 between the Company and
          Gregory H. Browne (incorporated by reference to Exhibit 10.91 to the Company's
          Annual Report on Form 10-K for the year ended June 30, 1995) ......................       --

 10.88    Second Amended and Restated Distribution Agreement between the Company and Ramsay
          Managed Care, Inc. ("RMCI") (incorporated by reference to Exhibit 10.1 to RMCI's
          Registration Statement on Form S-1 (Registration No. 33-78034) filed with the
          Commission on April 24, 1995) .....................................................       --

 10.89    Employee Benefit Agreement dated as of February 1, 1995 between the Company and
          RMCI (incorporated by reference to Exhibit 10.4 to RMCI's Registration Statement on Form S-1 (Registration No. 33-78034) filed with the Commission on April 24,
          1995) .............................................................................       --

 10.90    Tax Sharing Agreement dated as of October 25, 1994 between the Company and RMCI (incorporated by reference to Exhibit 10.5 to RMCI's
          Registration Statement on Form S-1 (Registration No. 33-78034) filed
          with the Commission on April 24, 1995) ............................................       --


 10.91    Corporate Services Agreement dated as of January 2, 1995 between the Company and
          RMCI (incorporated by reference to Exhibit 10.6 to RMCI's Registration Statement on Form S-1 (Registration No. 33-78034) filed with the Commission on April 24,
          1995) ............................................................................        --

 10.92    Form of Withholding Tax Agreement between the Company, Ramsay
          Holdings HSA Limited, Paul Ramsay Holdings Pty. Limited and Ramsay
          Health Care Pty. Limited (incorporated by reference to Exhibit 10.7 to RMCI's Registration Statement on Form S-1 (Registration
          No. 33-78034) filed with the Commission on April 24, 1995 ........................        --


 10.93    $6,000,000 Subordinated Promissory Note of RMCI, as amended (incorporated by reference to Exhibit 10.13 to RMCI's Registration Statement on Form S-1
          (Registration No.33-78034) filed with the Commission on April 24, 1995) ..........        --

 10.94    Consent and Amendment dated April 12, 1996 among the Company and certain of its subsidiaries named therein, Societe Generale, New York Branch, First Union
          National Bank of North Carolina and Hibernia National Bank, as lenders, and
          Societe Generale, as issuing bank and agent (incorporated by reference to Exhibit
          10.88 to the Company's Annual Report on Form 10-K for the year ended June 30,
          1996 )............................................................................        --

 10.95    Amended and Restated Stock Purchase Agreement dated October 12, 1995 by and among
          Paul Ramsay Holdings Pty. Limited, Ramsay Health Care, Inc. and, solely for the purpose of  Section I, III and VI of the agreement, Ramsay Health Care Pty.
          Limited (incorporated by reference to Exhibit 10.101 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1995 .....................        --


10.96      Amendment to Rights Agreement, date October 3, 1995 between Ramsay Health Care,
           Inc. and First Union National Bank of North Carolina, as Rights Agent
           incorporated by reference to Exhibit 10.102 to the Company's Quarterly Report on
           Form 10-Q for the quarter ended September 30, 1995) ............................         --

10.97      Ramsay Health Care, Inc. 1995 Long Term Incentive Plan (incorporated by reference to Exhibit 10.103 to the Company's Quarterly Report on Form 10-Q for the quarter
           ended December 31, 1995) .........................................................       --

10.98      Stock Purchase Agreement dated as of August 13, 1996 by and among Paul Ramsay
           Holdings Pty. Limited, the Company and, solely for purposes of Sections I, III and IV thereof, Ramsay Health Care Pty. Limited (incorporated by reference to
           Exhibit 10.94 to the Company's Annual Report on Form 10-K for the year ended June
           30, 1996 .........................................................................       --

10.99      Amended and Restated Employment Agreement dated as of August 15, 1996 by and between Reynold Jennings and the Company  (incorporated by reference to
           Exhibit 10.95 to the Company's Annual Report on Form 10-K for the year ended
           June 30, (1996)...................................................................       --

10.100     Exchange Agreement dated September 10, 1996, by and among the Company, Paul
           Ramsay Hospitals Pty. Limited and Paul J. Ramsay, including a relates Warrant
           Certificate dated September 10, 1996 issued to Ramsay Hospitals Pty. Limited
           (incorporated by reference to Exhibit 10.96 to the Company's Annual Report on
           Form 10-K for the year ended June 30, 1996).......................................       --

10.101     Consulting Agreement dated as of January 1, 1996 between the Company and Summa
           Healthcare Group, Inc. (incorporated by reference to Exhibit 10.97 to the
           Company's Annual Report on Form 10-K for the year ended June 30, 1996)............       --

10.102     Consulting Agreement dated as of February 1, 1997 between the Company and Summa
           Healthcare Group, Inc.............................................................       --

10.103     Letter Agreement dated as of September 10, 1996 by and among the Company, Ramsay
           Health Care Pty. Limited Paul Ramsay Holdings Pty. Limited, including a related
           Warrant Certificate dated September 10, 1996 issued to Paul Ramsay Holdings Pty.
           Limited (incorporated by reference to Exhibit 10.98 to the Company's Annual
           Report on Form 10-K for the year ended June 30, 1996) ............................       --

10.104     Employment Agreement dated August 12, 1996 by and between the Company and
           Remberto Cibran (incorporated by reference to Exhibit 10.99 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended September 30, 1996............       --

10.105     Services Agreement dated August 12, 1996 by and between the Company and HealthLink Enterprises, Inc. (incorporated by reference to
           Exhibit 10.100 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1996..................................................       --


10.106     Credit Agreement, including all Annexes thereto, dated September 30, 1997 among the Company, The Lenders from Time to Time Party Thereto, General Electric
           Capital Corporation, as Administrative Agent, and GECC Capital Markets Group, as
           Syndication Agent.................................................................       --


10.107     Subordinated Note Purchase Agreement dated as of September 30, 1997 among the
           Company, as Issuer, and General Electric Capital Corporation and Paul Ramsay
           Holdings Pty. Limited, as Purchasers..............................................       --

10.108     Registration Rights Agreement dated as of September 30, 1997 between the Company
           and General Electric Capital Corporation..........................................       --

10.109     Release of Collateral, Termination and Cash Collateral Agreement dated as of
           September 30, 1997 among the Company and certain subsidiaries named therein,
           Societe Generale, New York Branch, First Union National Bank of North Carolina
           and Hibernia National Bank, as lenders, and Societe Generale, as issuing bank and
           agent.............................................................................       --

10.110     Employment Agreement dated as of October 1, 1997 by and between the Company and
           Luis E. Lamela (incorporated by reference to Exhibit 10.110 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)...........       --

10.111     Schedules to Credit Agreement described in Exhibit 10.106 above (incorporated by reference to Exhibit 10.111 to the Company's Quarterly Report on Form 10-Q for
           the quarter ended September 30, 1997).............................................       --

10.112     Schedules to Subordinated Note Purchase Agreement described in Exhibit 10.107 above (incorporated by reference to Exhibit 10.112 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1997) ....................       --

10.113     First Amendment to Credit Agreement dated as of March 27, 1998 by and among the
           Company, certain subsidiaries of the Company on the signature pages thereto,
           General Electric Capital Corporation, as Administrative Agent and Lender, and The
           ING Capital Senior Secured High Income Fund, L.P., as Lender (incorporated by reference to Exhibit 10.113 to the Company's Quarterly Report on Form 10-Q for
           the quarter ended March 31, 1998) ................................................       --

10.114     First Amendment to Subordinated Note Purchase Agreement dated as of March 27,
           1998 by and among the Company, General Electric Capital Corporation and Paul
           Ramsay Holdings Pty. Limited (incorporated by reference to Exhibit 10.114 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).....       --

10.115     Junior Subordinated Note Purchase Agreement dated as of March 25, 1998 by and between the Company and Paul Ramsay Holdings Pty. Limited (incorporated by reference to Exhibit 10.115 to the Company's Quarterly Report on Form 10-Q for
           the quarter ended March 31, 1998) ................................................       --

10.116     Lease Agreement dated as of September 28, 1998 between Capstone Capital
           Corporation and Havenwyck Hospital, Inc. (incorporated by reference to
           Exhibit 10.116 to the Company's Current Report on Form 8-K dated
           October 9, 1998)..................................................................       --

10.117     Guaranty of Obligations Pursuant to Lease Agreement described in Exhibit 10.116 above dated as of  September 28, 1998 by the Company in favor of Capstone
           Capital Corporation (incorporated by reference to Exhibit 10.117 to the Company's
           Current Report on Form 8-K dated October 9, 1998).................................       --

10.118     Second Amendment to Credit Agreement dated as of May 20, 1998 by and among the
           Company, certain subsidiaries of the Company on the signature pages thereto,
           General Electric Capital Corporation, as Administrative Agent and Lender, and
           The ING Capital Senior Secured High Income Fund, L.P., as Lender..................


    21      Subsidiaries of the Company......................................................

    23      Consent of Ernst & Young LLP.....................................................

    27      Financial Data Schedule..........................................................


Copies of exhibits filed with this Annual Report on Form 10-K or incorporated herein by reference do not accompany copies hereof for distribution to stockholders of the Company. The Company will furnish a copy of such exhibits to any stockholder requesting it.