Form 10-K/A
period 1998-06-30
RAMSAY HEALTH CARE INC
filed 1998-10-26
CIK 773136

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                  (A)       DOCUMENTS FILED AS PART OF THE REPORT:

                           1.   FINANCIAL STATEMENTS

                                    Information with respect to this Item was
                           contained on Pages F-1 to F-27 of this Annual Report on Form 10-K.

                           2.   FINANCIAL STATEMENT SCHEDULES

                                    All schedules have been omitted because they
                           are inapplicable or the information is provided in the consolidated financial statements, including the notes thereto.

                           3.   EXHIBITS

                                    Information with respect to this Item was
                           contained in the attached Index to Exhibits.

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


                                          RAMSAY HEALTH CARE, INC.




Dated: October 23, 1998                   By /s/ Bert G. Cibran
       ----------------                      ----------------------------------
                                          Bert G. Cibran
                                          President And Chief Operating Officer



Dated: October 23, 1998                   By /s/ Marcio C. Cabrera
       -------------                         ----------------------------------
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


                                          SIGNATURE/TITLE
                                          ---------------


Dated: October 23, 1998                   By       *
       ----------------                      ----------------------------------
                                             Paul J. Ramsay
                                             Chairman of the Board of Directors



Dated: October 23, 1998                   By       *
       ----------------                      ----------------------------------
                                             Luis E. Lamela
                                             Chief Executive Officer, Executive
                                             Vice Chairman of The Board and
                                             Director

                                          SIGNATURE/TITLE
                                          ---------------


Dated:                                    By
       ----------------                      ----------------------------------
                                             Aaron Beam, Jr.
                                             Director



Dated: October 23, 1998                   By       *
       ----------------                      ----------------------------------
                                             Peter J. Evans
                                             Director



Dated: October 23, 1998                   By       *
       ----------------                      ----------------------------------
                                             Thomas M. Haythe
                                             Director

Dated:                                    By
       ----------------                      ----------------------------------
                                             Steven J. Shulman
                                             Director

Dated: October 23, 1998                   By       *
       ----------------                      ----------------------------------
                                             Michael S. Siddle
                                             Director

*  By  /s/ Bert G. Cibran
      ------------------------------
      Bert G. Cibran
      Attorney-in-Fact

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

*10.118    Second Amendment to Credit Agreement dated as of May 20, 1998 by and among the
           Company, certain subsidiaries of the Company on the signature pages thereto,
           General Electric Capital Corporation, as Administrative Agent and Lender, and
           The ING Capital Senior Secured High Income Fund, L.P., as Lender..................




    10.119    Second Amendment to Subordinated Note Purchase Agreement dated as of May
              20, 1998 by and among the Company, General Electric Capital Corporation and Paul Ramsay Holdings Pty. Limited............................................

    10.120    Third Amendment to Credit Agreement dated as of June 29, 1998 by and among the Company, certain subsidiaries of the Company on the signature pages thereto,
              General Electric Capital Corporation, as Administrative Agent and Lender, and
              The ING Capital Senior Secured High Income Fund, L.P., as Lender.................

    10.121    Third Amendment to Subordinated Note Purchase Agreement dated as of June 29,
              1998 by and among the Company, General Electric Capital Corporation and Paul
              Ramsay Holdings Pty. Limited.....................................................

    10.122    Fourth Amendment to Credit Agreement dated as of July 29, 1998 by and among the Company, certain subsidiaries of the Company on the signature pages thereto,
              General Electric Capital Corporation, as Administrative Agent and Lender, and
              The ING Capital Senior Secured High Income Fund, L.P., as Lender.................

    10.123    Fourth Amendment to Subordinated Note Purchase Agreement dated as of July 29,
              1998 by and among the Company, General Electric Capital Corporation and Paul
              Ramsay Holdings Pty. Limited.....................................................

    10.124    Amended and Restated Credit Agreement dated as of
              September 30, 1998 by and among the Company, the Lenders
              from time to time party thereto and General Electric
              Capital Corporation, as Administrative Agent.....................................

    10.125    Amended and Restated Subordinated Note Purchase Agreement
              dated as of September 30, 1998 by and between the Company
              and Paul Ramsay Holding Pty. Limited.............................................

    11        Computation of Net Income (Loss) Per Share.......................................

   *21        Subsidiaries of the Company......................................................

   *23        Consent of Ernst & Young LLP.....................................................

   *27        Financial Data Schedule..........................................................

   *          Previously filed with the Commission.


Copies of exhibits filed with this Annual Report on Form 10-K or incorporated herein by reference do not accompany copies hereof for distribution to stockholders of the Company. The Company will furnish a copy of such exhibits to any stockholder requesting it.