Form 10-Q
period 1998-09-30
RAMSAY HEALTH CARE INC
filed 1998-11-16
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-13849


                            RAMSAY HEALTH CARE, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                      63-0857352
     (State or other jurisdiction of)                    (I.R.S. Employer
      incorporation or organization                     Identification No.)


COLUMBUS CENTER
ONE ALHAMBRA PLAZA, SUITE 750
CORAL GABLES, FLORIDA                                           33134
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

         The number of shares of the Registrant's Common Stock outstanding as of November 9, 1998, follows:


           Common Stock, par value $0.01 per share - 14,522,429 shares

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



                                                                                                    PAGE
                                                                                                    ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed consolidated balance sheets - September 30, 1998 and June 30, 1998
         (unaudited)...........................................................................      1

Condensed consolidated statements of operations - quarter ended
         September 30, 1998 and 1997 (unaudited)...............................................      3

Condensed consolidated statements of cash flows - quarter ended September 30,
         1998 and 1997 (unaudited).............................................................      4

Notes to condensed consolidated financial statements - September 30, 1998 (unaudited)..........      5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................................     11


PART II. OTHER INFORMATION

Item 5.  Other Information.....................................................................     15

Item 6.  Exhibits and Current Reports on Form 8-K..............................................     16

SIGNATURES.....................................................................................     18



                          PART I. FINANCIAL INFORMATION

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           SEPTEMBER 30,     JUNE 30,
                                                                               1998            1998
                                                                           -----------      -----------
ASSETS

Current assets
    Cash and cash equivalents .......................................      $ 6,008,000      $ 2,907,000
     Accounts receivable, less allowances for doubtful
        accounts of $2,602,000 and $2,395,000 at September 30,
        1998 and June 30, 1998, respectively ........................       11,527,000       12,023,000
    Amounts due from third-party contractual agencies ...............        6,570,000        7,114,000
    Other receivables ...............................................        2,231,000        2,138,000
    Other current assets ............................................          936,000        1,084,000
    Net assets held for sale ........................................               --       25,768,000
                                                                           -----------      -----------
        Total current assets ........................................       27,272,000       51,034,000


Other assets
   Cash held in trust ...............................................        1,835,000        1,964,000
   Cost in excess of net asset value of purchased businesses ........        1,235,000        1,318,000
   Unamortized loan costs ...........................................        1,831,000        2,397,000
                                                                           -----------      -----------
        Total other assets ..........................................        4,901,000        5,679,000


Property and equipment
  Land ..............................................................        2,925,000        2,648,000
  Buildings and improvements ........................................       30,209,000       29,698,000
  Equipment, furniture and fixtures .................................       12,479,000       11,422,000
                                                                           -----------      -----------
                                                                            45,613,000       43,768,000

  Less accumulated depreciation .....................................       16,590,000       15,390,000
                                                                           -----------      -----------
                                                                            29,023,000       28,378,000
                                                                           -----------      -----------

                                                                           $61,196,000      $85,091,000
                                                                           ===========      ===========



           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                            SEPTEMBER 30,          JUNE 30,
                                                                                                1998                 1998
                                                                                           -------------       -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable .................................................................      $   6,564,000       $   6,040,000
   Accrued salaries and wages .......................................................          3,277,000           3,973,000
   Other accrued liabilities ........................................................          7,923,000           9,609,000
   Amounts due to third-party contractual agencies ..................................          9,913,000           8,853,000
   Current portion of long-term debt ................................................            429,000          21,219,000
                                                                                           -------------       -------------
         Total current liabilities ..................................................         28,106,000          49,694,000

Noncurrent liabilities
   Other accrued liabilities ........................................................         12,976,000          13,071,000
   Long-term debt, less current portion .............................................         15,098,000          14,398,000
                                                                                           -------------       -------------
         Total noncurrent liabilities ...............................................         28,074,000          27,469,000

Commitments and contingencies

   Class B convertible redeemable preferred stock, Series 1997, $1 par value -
       authorized 100,000 shares; issued 100,000 shares (liquidation value of
       $2,500,000 plus accrued dividends), net of issuance costs of $100,000
       and including accrued dividends of $69,000 at June 30, 1998 ..................                 --           2,469,000
   Class B redeemable preferred stock, Series 1997-A,
       $1 par value - authorized 4,000 shares; issued 4,000 shares (liquidation value of $4,000,000 plus accrued dividends) including
       accrued dividends of $361,000 at September 30, 1998
       and $271,000 at June 30, 1998 ................................................          4,361,000           4,271,000

Stockholders' equity
   Class B convertible preferred stock, Series C, $1 par value-authorized
       152,321 shares; issued 142,486 shares (liquidation value of $7,244,000), including accrued dividends of $363,000 at September 30, 1998 and
       $272,000 at June 30, 1998 ....................................................            505,000             414,000
   Class B convertible preferred stock, Series 1996,
       $1 par value - authorized 100,000 shares; issued 100,000 shares
       (liquidation value of $3,000,000), including accrued dividends of
       $150,000 at September 30, 1998 and $113,000 at June 30, 1998 .................          3,150,000           3,113,000
   Common stock $.01 par value--authorized
       30,000,000 shares; issued 11,459,532 shares at September 30,
       1998 and 11,453,400 shares at June 30, 1998 ..................................            115,000             115,000
    Additional paid-in capital ......................................................        106,536,000         107,016,000
    Accumulated deficit .............................................................       (105,752,000)       (105,571,000)
    Treasury stock--581,550 common shares at September 30, 1998
       and June 30, 1998, at cost ...................................................         (3,899,000)         (3,899,000)
                                                                                           -------------       -------------
           Total stockholders' equity ...............................................            655,000           1,188,000
                                                                                           -------------       -------------

                                                                                           $  61,196,000       $  85,091,000
                                                                                           =============       =============



           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  QUARTER ENDED SEPTEMBER 30,
                                                                -------------------------------
                                                                    1998               1997
                                                                ------------       ------------
Revenues:
   Provider-based revenue ................................      $ 28,987,000       $ 31,561,000
   Managed care revenue ..................................                --          6,132,000
   Gain on sale of assets ................................         2,039,000                 --
   Investment income and other ...........................            94,000             62,000
                                                                ------------       ------------

TOTAL REVENUES ...........................................        31,120,000         37,755,000
                                                                ------------       ------------

Expenses:
   Salaries, wages and benefits ..........................        17,162,000         19,347,000
   Managed care provider expenses ........................                --          2,387,000
   Other operating expenses ..............................        10,232,000         11,566,000
   Provision for doubtful accounts .......................         1,101,000          1,099,000
   Depreciation and amortization .........................           703,000          1,638,000
   Interest and other financing charges ..................         1,215,000          1,320,000
                                                                ------------       ------------

TOTAL EXPENSES ...........................................        30,413,000         37,357,000
                                                                ------------       ------------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM.........           707,000            398,000

Provision for income taxes ...............................                --                 --
                                                                ------------       ------------

INCOME BEFORE EXTRAORDINARY ITEM .........................           707,000            398,000
Extraordinary item:
   Loss from early extinguishment of debt ................          (888,000)        (3,574,000)
                                                                ------------       ------------

NET LOSS .................................................      $   (181,000)      $ (3,176,000)
                                                                ============       ============

Income (loss) per common share:
   Basic:
     Before extraordinary item ...........................      $       0.04       $       0.03
     Extraordinary item:
       Loss from early extinguishment of debt ............             (0.08)             (0.34)
                                                                ============       ============
                                                                $      (0.04)      $      (0.31)
                                                                ============       ============


   Diluted:
     Before extraordinary item ...........................      $       0.04       $       0.02
     Extraordinary item:
         Loss from early extinguishment of debt ..........             (0.07)             (0.28)
                                                                ------------       ------------
                                                                $      (0.03)      $      (0.26)
                                                                ============       ============

Weighted average number of common shares outstanding:
   Basic .................................................        10,875,916         10,575,563
                                                                ============       ============
   Diluted ...............................................        11,875,916         12,562,141
                                                                ============       ============




           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             QUARTER ENDED SEPTEMBER 30,
                                                                           -------------------------------
                                                                               1998               1997
                                                                           ------------       ------------

Cash flows from operating activities
    Net loss ........................................................      $   (181,000)      $ (3,176,000)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
       Depreciation and amortization, including loan costs ..........           812,000          1,638,000
       Loss from early extinguishment of debt .......................           888,000          3,574,000
       Provision for doubtful accounts ..............................         1,101,000          1,099,000
       Gain on sale of assets .......................................        (2,039,000)                --
       Change in operating assets and liabilities:
           Accounts receivable ......................................          (605,000)          (230,000)
           Other current assets .....................................           599,000            (30,000)
           Other noncurrent assets ..................................                --           (141,000)
           Accounts payable .........................................           524,000         (1,729,000)
           Accrued salaries, wages and other accrued liabilities ....        (4,270,000)          (526,000)
           Hospital and medical claims payable ......................                --           (225,000)
           Amounts due to third-party contractual agencies ..........         1,060,000             48,000
                                                                           ------------       ------------
            Total adjustments .......................................        (1,930,000)         3,478,000
                                                                           ------------       ------------
              Net cash provided by (used in) operating activities....        (2,111,000)           302,000
                                                                           ------------       ------------
Cash flows from investing activities
   Proceeds from sale of assets .....................................        29,600,000                 --
   Expenditures for property and equipment ..........................        (1,261,000)        (1,398,000)
   Preopening costs .................................................                --            (35,000)
   Cash held in trust ...............................................           129,000                 --
                                                                           ------------       ------------
              Net cash provided by (used in) investing activities....        28,468,000         (1,433,000)
                                                                           ------------       ------------
Cash flows from financing activities
   Loan costs .......................................................          (437,000)        (2,325,000)
   Amounts received from affiliate ..................................         1,071,000                 --
   Net proceeds from exercise of options and stock purchases ........            10,000             47,000
   Proceeds from issuance of debt ...................................         2,000,000         41,100,000
   Payments on debt .................................................       (23,161,000)       (38,256,000)
   Payments related to early extinguishment of debt .................                --         (2,229,000)
   Payment of preferred stock dividends .............................          (114,000)                --
   Proceeds from issuance of preferred stock ........................                --          5,284,000
   Payment of costs related to issuance of stock ....................                --           (100,000)
   Redemption of preferred stock ....................................        (2,625,000)                --
                                                                           ------------       ------------
              Net cash provided by (used in) financing activities....       (23,256,000)         3,521,000
                                                                           ------------       ------------
Net increase in cash and cash equivalents ...........................         3,101,000          2,390,000
Cash and cash equivalents at beginning of period ....................         2,907,000          1,723,000
                                                                           ------------       ------------
Cash and cash equivalents at end of period ..........................      $  6,008,000       $  4,113,000
                                                                           ============       ============


Cash paid during the period for:
   Interest .........................................................      $  1,032,000       $  1,034,000
                                                                           ============       ============
   Income taxes .....................................................      $    293,000       $    458,000
                                                                           ============       ============




            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1998


NOTE 1 - GENERAL

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are, unless otherwise discussed in this report, of a normal recurring nature and have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report or Form 10-K for the year ended June 30, 1998.

NOTE 2 - CHANGE IN STRATEGIC DIRECTION AND ASSET SALES

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

         On September 28, 1998, the Company also completed its previously announced sale of its management contract services division and behavioral health care facilities in Conway, South Carolina, Houma, Louisiana, Mesa, Arizona and DeSoto, Texas for a cash purchase price of $13,500,000 to an unrelated third party. In connection with the sale, the Company agreed to sell its medical subacute and behavioral healthcare facility in San Antonio, Texas, to the purchaser for no additional consideration other than the assumption of liabilities if the purchaser obtains consent for the sale from the lessor of the facility within 90 days.

         On September 30, 1998, the Company completed its previously announced sale of its behavioral health care facility in Morgantown, West Virginia for a cash purchase price of $14,800,000 also to an unrelated third party.
The Company realized a gain on this transaction of approximately $2,000,000.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES



         At June 30, 1998, the assets and liabilities relating to the aforementioned transactions are reflected in the accompanying balance sheet as net assets held for sale. The following is a summary of these assets and liabilities:


             Accounts receivable, less allowance for
                doubtful accounts of $1,742,000                             $ 11,005,000
             Other receivables                                                 1,264,000
             Other current assets                                                732,000
             Other noncurrent assets                                           2,016,000
             Property and equipment                                           49,895,000
             Less:  accumulated depreciation                                 (17,124,000)
             Less:  valuation allowance on property and equipment            (17,576,000)
             Accounts payable                                                 (1,889,000)
             Accrued salaries and wages                                       (1,796,000)
             Other accrued liabilities                                          (703,000)
             Notes payable                                                       (56,000)
                                                                            ------------
                Total                                                       $ 25,768,000
                                                                            ============


         For the quarter ended September 30, 1998, revenues and net loss before taxes for the aforementioned assets totaled approximately $14,000,000 and $1,300,000, respectively. During fiscal 1998, the Company recorded asset impairment charges of $17,576,000 in connection with the assets held for sale at June 30, 1998.

NOTE 3 - BORROWINGS

         The Company's long-term debt at September 30, 1998 is as follows:

             Revolver, due September 30, 1999                               $ 8,014,000
             Bridge Facility to affiliate, due September 30, 2005             2,500,000
             Junior Subordinated Note Agreement to
                affiliate, due September 30, 2006                             5,000,000
             Other                                                               13,000
                                                                            -----------
                                                                             15,527,000
             Less current portion                                               429,000
                                                                            -----------
                                                                            $15,098,000
                                                                            ===========


         In connection with the change in strategic direction and asset sales, the Company's credit agreement and subordinated note purchase agreements were amended and restated on March 27, 1998, May 20, 1998, June 29, 1998 and September 30, 1998 (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility also extended the maturity of the debt to September 30, 1999.

         As required by the Amended and Restated Credit Facility, in September 1998, the Company used the net proceeds from the sales of assets to (i) repay the total outstanding principal and interest on the term loans of approximately $3,704,000, (ii) repay the total outstanding principal and interest on the series A bridge loans of approximately $15,151,000, (iii) redeem all of the outstanding shares of the Series 1997 Preferred Stock for $2,739,000, including accrued interest and a redemption premium, (iv) pay $1,500,000 in previously accrued fees to the financial institution and (v) repay approximately
$4,031,000 of the outstanding balance of the revolving credit loan. At September 30, 1998, after the allocation of the aforementioned proceeds, the balance of the revolving credit loan was $8,014,000.

         In conjunction with the partial prepayment of indebtedness, during September 1998, the Company recorded a loss from early extinguishment of debt of $888,000.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES



         On October 30, 1998, the Company refinanced the Amended and Restated Credit Facility with proceeds from a credit facility consisting of term and revolving credit debt of $22,000,000 (the "Senior Credit Facility").

         Under the terms of the Senior Credit Facility, the Company was provided with (i) a term loan of $8,000,000 (the "Term Loan"), payable in 54 monthly installments ranging from $83,000 to $208,000, beginning May 1, 1999, with a final installment of $1,000,000 due on October 30, 2003, (ii) a revolving credit facility (the "Revolver") for an amount up to the lesser of $8,000,000 or the borrowing base of the Company's receivables (as defined in the agreement) and
(iii) an acquisition loan (the "Acquisition Loan") commitment of up to $6,000,000, beginning March 1, 1999. As of November 9, 1998, no amounts had been drawn under the Revolver or Acquisition Loan.

         As a result of the refinancing, the amount due under the then existing revolving credit agreement of $8,014,000 at September 30, 1998 has been excluded from current liabilities since the refinancing resulted in this amount being outstanding for an uninterrupted period extending beyond one year from the balance sheet date.

         Interest on the Term Loan and the Revolver varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.5% to 2.0% (9% at October 30, 1998), based on the Company's ratio of total indebtedness to EBITDA or (ii) a function of the Eurodollar rate plus a margin ranging from 2.0% to 3.5%, based on the Company's ratio of total indebtedness to EBITDA.

         Interest on the Acquisition Loan varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.75% to 2.25%, based on the Company's ratio of total indebtedness to EBITDA or
(ii) a function of the Eurodollar rate plus a margin ranging from 2.25% to 3.75%, based on the Company's ratio of total indebtedness to EBITDA.

         Additionally, the Company is obligated to pay to the financial institution an amount equal to one half of 1% of the unused portion of the Revolver and the Acquisition Loan.

         The Senior Credit Facility requires that the Company meet certain covenants, including (i) the maintenance of certain fixed charge coverage, interest coverage and leverage ratios, (ii) the maintenance of certain proforma availability levels (as defined in the credit agreement) and (iii) a limitation on capital expenditures. The Senior Credit Facility also prohibits (i) the payment of cash dividends to common stockholders of the Company and (ii) the payment of cash dividends to preferred stockholders and interest on the Bridge Note (as defined below) and the Note (as defined below) all owed to an affiliate, until the Company's EBITDA (as defined in the credit agreement) exceeds $7,800,000.

         The Company and its subsidiaries have pledged substantially all of their real property, receivables and other assets as collateral for the Senior Credit Facility.

         In connection with the aforementioned refinancing, the Company expects to incur a loss from early extinguishment of debt of approximately $1,800,000, which will be recorded in October 1998.

         On September 30, 1997, the Company entered into a $2,500,000 subordinated bridge facility with an affiliate of Mr. Paul J. Ramsay, Chairman of the Board of the Company, and a significant shareholder (the "Bridge Note"). The Bridge Note, which is unsecured and is subordinated and junior in right of payment to the Senior Credit Facility, is due and payable in September 2005, and bears interest at a rate of 13.0% per annum beginning on October 1, 1998. The Senior Credit Facility prohibits the payment of interest on the Bridge Note until the Company's EBITDA (as defined in the agreement) reaches $7,800,000.

         On March 25, 1998, the Company entered into a Junior Subordinated Note Purchase Agreement (the "Note"), with a corporate affiliate of Mr. Ramsay in an aggregate principal amount of $5,000,000, plus

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


accrued interest. Proceeds from any borrowings made under the Note are restricted, and may be used by the Company solely to (i) acquire and renovate a youth services facility in Dothan, Alabama, (ii) acquire and renovate a youth services facility in Palm Bay, Florida and (iii) meet the working capital needs of these facilities. During the quarter ended September 30, 1998, the Company requested and received the remaining $1,071,000 of the Note in order to fund the working capital needs of the Dothan, Alabama and Palm Bay, Florida facilities. Borrowings under the Note bear interest at 13.5% per annum beginning on October 1, 1998. Interest due under the Note will be accrued and added to the unpaid principal balance. Beginning November 1, 1999, interest is payable quarterly, in arrears, provided that the Company's EBITDA (as defined in the agreement) exceeds $7,800,000. The Note matures on September 30, 2006.

         The Note is unsecured and is subordinated and junior in right of payment to the Senior Credit Facility or to any refinancing thereof.

NOTE 4 - PRIVATE PLACEMENT AND RECAPITALIZATION

         On October 26, 1998, the Company entered into an exchange agreement with a corporate affiliate of Mr. Paul J. Ramsay for the partial recapitalization of certain preferred stock and subordinated debt (the "Partial Recapitalization"). In connection with the Partial Recapitalization, the Company agreed to exchange all of the outstanding shares of Class B Preferred Stock, Series 1997-A, including accrued dividends thereon, and $1,000,000 of the outstanding principal balance of the Bridge Note, for shares of the Company's common stock valued at $1 1/8 per share (the closing bid price per share as reported on the Nasdaq Stock Market on October 26, 1998).

         On October 30, 1998, the Company completed the exchange of $600,000 of the Bridge Note for 533,334 shares of common stock. The closing of the remaining balance of $400,000 of the Bridge Note and the Class B Preferred Stock, Series 1997-A contemplated in the Partial Recapitalization is subject to certain closing conditions, including the receipt of all necessary governmental approvals under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended.

         On October 30, 1998, the Company completed a private placement of $3,500,000 of common stock. The private placement consisted of the issuance of
(i) 888,889 shares of common stock to the Company's Chief Executive Officer,
(ii) 480,000 shares of common stock to a corporate affiliate of Mr. Paul J. Ramsay and a significant shareholder and (iii) 1,742,222 shares of common stock to unaffiliated third parties. The shares were issued at a purchase price of $1 1/8 per share (the closing bid price on October 26, 1998, the date of the subscription agreements).

         The following unaudited pro forma information has been prepared assuming the Company's private placement and Partial Recapitalization had been consummated on September 30, 1998.

             Assets
                Current assets                         $30,772,000
                Other assets                             4,901,000
                Property and equipment, net             29,023,000
                                                       -----------
             Total                                     $64,696,000
                                                       ===========

             Liabilities and stockholders' equity
                Current liabilities                    $28,106,000
                Noncurrent liabilities                  27,074,000
                Stockholders' equity                     9,516,000
                                                       -----------
             Total                                     $64,696,000
                                                       ===========

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


NOTE 5 - LEASES

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

         In April 1995, the Company sold and leased back the land, buildings and fixed equipment of its Desert Vista facility in Mesa, Arizona and its Mission Vista facility in San Antonio, Texas. The lease of the Desert Vista facility was released and the facility was sold with the asset sale transactions described in
Note 2. The lease at the Mission Vista facility has a primary term of 15 years (with three successive renewal options of 5 years each) and at September 30, 1998 had aggregate annual minimum rentals of approximately $549,000, payable monthly.

         Effective April 1995, the Company agreed to lease an 80-bed facility near Salt Lake City, Utah for four years, with an option to renew for an additional three years. The lease requires annual base rental payments of $456,000, payable monthly, and percentage rental payments equal to 2% of the net revenues of the facility, payable quarterly. On November 3, 1998, the Company was released from its obligations under this lease. The Company will cease operations at this facility by December 3, 1998.

         The Company leases office space for various other purposes over terms ranging from one to five years. Annual rent expense related to noncancellable operating leases totals approximately $3,000,000.

         In August 1997, the Company leased its Meadowlake facility in Oklahoma to an independent healthcare provider for an initial term of three years, with four three-year renewal options. Lease payments during the initial term total $360,000 per year and at each renewal option are subject to adjustment based on the change in the consumer price index during the preceding lease period. In accordance with the terms of the lease agreement, the tenant is responsible for all costs of ownership, including taxes, insurance, maintenance and repairs. In addition, the tenant has the option to purchase the facility at any time during the initial term for $3,000,000, less $15,417 for each month of occupancy. Subsequent to the initial term, the tenant has the option to purchase the facility at any time for $2,500,000. The book value of the facility was $2,169,000 on September 30, 1998.

NOTE 6 - INCOME TAXES

         Income taxes are accounted for in accordance with SFAS No. 109. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 1998, the Company had net operating loss carryovers of approximately $18,400,000 and alternative minimum tax credit carryovers of approximately $1,100,000 available to reduce future federal income taxes, subject to certain annual limitations. The net operating loss carryovers expire in the years 2001 through 2003.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Previously, the Company evaluated the realizability of its deferred tax assets and the need for a valuation allowance by considering the effects of implementing tax planning strategies that contemplated the sales of certain appreciated property. In connection with the Company's change in strategic direction, during the quarter ended March 31, 1998, the Company re-evaluated its tax planning strategies and determined that such strategies will not be realized. Consequently, the Company's net operating loss carryforwards were no longer considered realizable, pursuant to the provisions of SFAS No. 109.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES



NOTE 7 - EARNINGS PER SHARE

         In February 1997, the FASB issued SFAS No. 128, EARNINGS PER SHARE. SFAS No 128, which applies to entities with publicly held common stock, simplifies and replaces the standards for computing earnings per share previously required in APB Opinion No. 15, EARNINGS PER SHARE, and makes them comparable to international earnings per share standards. SFAS No. 128, which became effective for financial statements issued for periods ending after December 15, 1997, requires a restatement of prior year earnings (loss) per share calculations. Accordingly, the Company changed the method used to compute earnings (loss) per share and has restated all prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options is excluded. The adoption of the provisions of SFAS No. 128 did not have a material impact on the calculation of earnings (loss) per share.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                               QUARTER ENDED SEPTEMBER 30,
                                                                            ------------       ------------
                                                                                 1998               1997
                                                                            ------------       ------------
Numerator:
   Net income  before extraordinary item, as reported ................      $    707,000       $    398,000
   Dividends, Class B convertible preferred stock, Series C ..........           (91,000)           (91,000)
   Dividends, Class B convertible preferred stock, Series 1996 .......           (38,000)           (38,000)
   Dividends, Class B convertible preferred stock, Series 1997 .......           (69,000)            (1,000)
   Dividends, Class B preferred stock, Series 1997-A .................           (90,000)            (1,000)
                                                                            ------------       ------------
     Numerator for basic earnings per share - income attributable
       to common stockholders, before extraordinary item .............           419,000            267,000

   Effect of dilutive securities:
     Convertible preferred stock......................................            38,000              1,000
                                                                            ------------       ------------
                                                                                  38,000              1,000
                                                                            ------------       ------------

     Numerator for diluted earnings per share - income
       attributable to common stockholders after assumed .............      $    457,000       $    268,000
       conversions
                                                                            ============       ============

Denominator:
   Denominator for basic earnings per share - weighted-average
     shares ..........................................................        10,875,916         10,575,563

   Effect of dilutive securities:
     Employee stock options and warrants .............................                --          1,591,633
     Convertible preferred stock .....................................         1,000,000            394,945
                                                                            ------------       ------------
                                                                               1,000,000          1,986,578
                                                                            ------------       ------------
     Denominator for diluted earnings per share - adjusted
     weighted-average shares and assumed conversions .................        11,875,916         12,562,141
                                                                            ============       ============

Basic earnings per share, before extraordinary item ..................      $        .04       $        .03
Extraordinary item ...................................................              (.08)              (.34)
                                                                            ------------       ------------
Basic loss per share .................................................      $       (.04)      $       (.31)
                                                                            ============       ============

Diluted earnings per share before extraordinary item .................      $        .04       $        .02
Extraordinary item ...................................................              (.07)              (.28)
                                                                            ------------       ------------
Diluted loss per share ...............................................      $       (.03)      $       (.26)
                                                                            ============       ============


                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company is a leading operator and manager of diversified treatment and education programs for at-risk and troubled youth in residential and non-residential settings nationwide. During the fiscal year ended June 30, 1998 and the quarter ended September 30, 1998, the Company also operated as a provider and manager of behavioral healthcare services.

         On February 19, 1998, the Company announced a change in strategic direction in order to focus on becoming a leader in the at-risk youth industry. To that end, management identified for divestiture those businesses and facilities which were not essential to its strategic objectives in the youth services field (the "Divested Assets"). In June 1998, the Company sold its behavioral managed care business and in September 1998, the Company completed the sales of non-strategic inpatient psychiatric hospitals. The net proceeds for these divestitures were applied to reduce indebtedness and to redeem preferred stock, all held by an unaffiliated financial institution. The remaining business (the "Retained Assets") represents the Company's youth service operations and is comprised of seven youth facilities with 713 beds and six group homes with 66 beds. The Company also provides a range of outpatient services and day treatment programs tailored for the at-risk and troubled youth population.

         IN CONNECTION WITH THE "SAFE-HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE COMPANY NOTES THAT THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS ABOUT THE COMPANY. THE COMPANY IS HEREBY SETTING FORTH CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN ANY FORWARD-LOOKING STATEMENTS OR INFORMATION MADE BY OR ON BEHALF OF OR CONCERNING THE COMPANY. SOME OF THE MOST SIGNIFICANT FACTORS INCLUDE (i) ACCELERATING CHANGES OCCURRING IN THE AT-RISK YOUTH INDUSTRY, INCLUDING COMPETITION FORM CONSOLIDATING AND INTEGRATED PROVIDER SYSTEMS AND LIMITATIONS ON REIMBURSEMENT RATES, (ii) FEDERAL AND STATE GOVERNMENTAL BUDGETARY CONSTRAINTS WHICH COULD HAVE THE EFFECT OF LIMITING THE AMOUNT OF FUNDS AVAILABLE TO SUPPORT GOVERNMENTAL PROGRAMS, (iii) STATUTORY, REGULATORY AND ADMINISTRATIVE CHANGES OR INTERPRETATIONS OF EXISTING STATUTORY AND REGULATORY PROVISIONS AFFECTING THE CONDUCT OF THE COMPANY'S BUSINESS AND AFFECTING CURRENT AND PRIOR REIMBURSEMENT FOR THE COMPANY'S SERVICES AND (iv) THE COMPANY'S INABILITY TO SUCCESSFULLY IMPLEMENT ITS NEW STRATEGIC DIRECTION OF PROVIDING TREATMENT AND EDUCATION PROGRAMS FOR AT-RISK AND TROUBLED YOUTH. THERE CAN BE NO ASSURANCE THAT ANY ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. AS A RESULT OF THE FACTORS IDENTIFIED ABOVE AND OTHER FACTORS, THE COMPANY'S ACTUAL RESULTS OR FINANCIAL OR OTHER CONDITION COULD VARY SIGNIFICANTLY FROM THE PERFORMANCE OR FINANCIAL OR OTHER CONDITION SET FORTH IN ANY FORWARD-LOOKING STATEMENTS OR INFORMATION.

RESULTS OF OPERATIONS

         Revenues from provider-based operations decreased from $31.5 million in the quarter ended September 30, 1997 to $28.9 million in the quarter ended September 30, 1998. Of this amount, revenues related to Retained Assets totalled $14.4 million in the quarter ended September 30, 1998 as compared to $11.3 million in the comparable quarter of the prior fiscal year. Revenues related to Divested Assets totalled $14.5 million in the quarter ended September 30, 1998 compared to $20.2 million in the comparable quarter of the prior fiscal year.

         The increase in provider-based revenues related to Retained Assets from 1997 to 1998 of $3.1 million is primarily attributable to (i) revenues of $0.8 million from a new contract in Puerto Rico, (ii) revenues of $0.5 million generated by the Company's new facility located in Dothan, Alabama, (iii) $0.5 million in revenues from Gulf Coast Treatment Center primarily attributable to its juvenile assignment center business which began in fiscal 1998, (iv) revenues of $0.1 million from the newly formed Ramsay Youth Services of South Carolina, and (v) an increase in revenues at the Company's other retained assets of approximately $1.3 million due to an increase in total census between periods.

         The decrease in provider-based revenues related to Divested Assets from 1997 to 1998 of $5.7 million is attributable to (i) a decrease in the Company's medical subacute unit revenues of $1.1 million attributable to a decrease in total census between periods, (ii) a decrease in revenues at the Company's

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


Greenbrier facility of $1.8 million due to the closure and sale of the facility in fiscal 1998, (iii) a decrease in revenues at the Company's management contracts division of $0.3 million due to the loss of certain contracts, and
(iv) a decrease in the revenues of the Company's other Divested Assets of $2.5 million primarily due to a decrease in total census between periods.

         The decrease in managed care revenues of $6.1 million, when comparing the quarter ended September 30, 1997 to the quarter ended September 30, 1998, was a result of the sale of the Company's managed behavioral health care business in June 1998.

         In September 1998, the Company completed the sale of its behavioral health care facility in Morgantown, West Virginia and realized a gain of $2.0 million. See "Item 1 - Financial Statements, Note 2".

         Total salaries, wages and benefits decreased from $19.3 million in the quarter ended September 30, 1997 to $17.1 million in the quarter ended September 30, 1998. Of this amount, salaries, wages and benefits related to Retained Assets totalled $8.4 million in the quarter ended September 30, 1998 as compared to $6.1 million in the comparable quarter of the prior fiscal year. Salaries, wages and benefits related to Divested Assets totalled $8.1 million in the quarter ended September 30, 1998 as compared to $12.4 million in the comparable quarter of the prior fiscal year. Corporate salaries, wages and benefits totalled $0.6 million in the quarter ended September 30, 1998 as compared to $0.8 million in the comparable quarter of the prior fiscal year.

         The increase in salaries, wages and benefits related to Retained Assets from 1997 to 1998 of $2.3 million is attributable to (i) an increase in salaries, wages and benefits of $0.3 million at Gulf Coast Treatment Center due to services provided to its juvenile assignment center business which began in fiscal 1998, (ii) an increase of $0.9 million due to the initial hiring of personnel for the Dothan, Puerto Rico and South Carolina Group Home operations, and (iii) an increase in salaries, wages and benefits in other Retained Assets facilities of $1.1 million due to an increase in total census from the comparable period of the prior fiscal year.

         The decrease in salaries, wages and benefits related to the Divested Assets from 1997 to 1998 of $4.3 million is attributable to (i) a decrease in salaries, wages and benefits of the Company's managed care operations of $2.2 million due to its sale in June 1998, (ii) a decrease of $0.2 million attributable to a decrease in total census between periods at the Company's medical subacute units, (iii) a decrease in contract management salaries, wages and benefits of $0.2 million due to the loss of contracts, (iv) a decrease in salaries, wages and benefits of the Company's facilities located in Houma, Louisiana, Conway, South Carolina and San Antonio, Texas by an aggregate of $0.3 million due to reductions in total census, and (v) a decrease in the Greenbrier facility of $1.4 million due to its sale on June 2, 1998.

         The decrease in salaries, wages and benefits related to the corporate office from 1997 to 1998 of $0.2 million is attributable to the Company's restructuring at its corporate headquarters initiated during the third quarter of fiscal 1998.

         Other operating expenses decreased from $11.6 million in the quarter ended September 30, 1997 to $10.2 million in the quarter ended September 30, 1998. Of this amount, other operating expenses related to Retained Assets totalled $3.6 million in the quarter ended September 30, 1998 as compared to $3.0 million in the comparable quarter of the prior fiscal year. Other operating expenses related to Divested Assets totalled $5.4 million in the quarter ended September 30, 1998 as compared to $7.8 million in the comparable quarter of the prior fiscal year. Other operating expenses related to the Company's corporate office totalled $1.2 million in the quarter ended September 30, 1998 as compared to $0.8 million in the comparable quarter of the prior fiscal year.

         The increase in other operating expenses related to Retained Assets from 1997 to 1998 of $0.6 million is attributable to (i) an increase in other operating expenses of $0.1 million at Gulf Coast Treatment Center, (ii) other operating expenses of the new Dothan and Palm Bay facilities and expenses related to a

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES



new contract in Puerto Rico of $0.3 million and (iii) an increase in other operating expenses of $0.2 million due to an increase in total census between years at the remainder of the Company's Retained Assets.

         The decrease in other operating expenses related to Divested Assets from 1997 to 1998 of $2.4 million is primarily attributable to (i) a decrease of $1.0 million in other operating expenses of the Company's managed care operations which were sold in June of 1998, (ii) a decrease of $1.0 million attributable to a decrease in census at the Company's medical subacute units and
(iii) a decrease in other operating expenses at the Greenbrier facility of $0.4 million due to its sale in June of 1998.

         The increase in corporate other operating expenses of $0.4 million from fiscal 1997 to fiscal 1998 is primarily attributable to professional fees incurred in connection with the Company's restructuring efforts and related asset sales.

         The provision for doubtful accounts remained relatively constant between the quarter ended September 30, 1998 and the comparable quarter of the prior fiscal year (the provision for doubtful accounts as a percentage of provider-based revenues was 3.8% in the quarter ended September 30, 1998 and 3.5% for the comparable quarter of the prior fiscal year).

         Depreciation and amortization decreased from $1.6 million in the quarter ended September 30, 1997 to $0.7 million in the quarter ended September 30, 1998 primarily due to the recording of asset impairment charges during fiscal 1998 and the cessation of depreciation expense on assets sold and assets held for sale.

         Interest and other financing charges decreased from $1.3 million in the quarter ended September 30, 1997 to $1.2 million in the quarter ended September 30, 1998. The decrease was primarily due to a reduction of debt between periods due to the application of proceeds from asset sales.

                               FINANCIAL CONDITION

         The Company's consolidated balance sheet as of September 30, 1998 reflects the impact of the sale of the Three Rivers facility in May 1998, the Greenbrier facility and managed care operations in June 1998, and the Company's non-youth services business in September 1998. Net proceeds from the sales were used to partially prepay the Company's debt.

         The Company records amounts due to or from third-party contractual agencies (Medicare, Medicaid and Blue Cross) based on its best estimate, using the principles of cost reimbursement, of amounts to be ultimately received or paid under current and prior years' cost reports filed (or to be filed) with the appropriate intermediaries. Ultimate settlements and other lump sum adjustments due from and paid to these intermediaries occur at various times during the fiscal year. At September 30, 1998, amounts due from Medicare, Medicaid and Blue Cross totalled approximately $4.4 million, $1.0 million and $1.1 million, respectively. Also, at September 30, 1998, amounts due to Medicare, Medicaid and Blue Cross totalled approximately $8.3 million, $1.0 million and $0.6 million, respectively. Changes in these amounts since June 30, 1998 are the result of fiscal intermediary lump sum adjustments, prior year cost report settlements and current year estimated settlements recorded during the quarter ended September 30, 1998.

         Other current accrued liabilities decreased from $9.6 million at June 30, 1998 to $7.7 million at September 30, 1998 primarily as a result of (i) severance payments of $0.5 million made in connection with the Company's corporate restructuring and (ii) the payment of $1.3 million in previously accrued fees to the Company's former lender.

         Other noncurrent accrued liabilities remained relatively constant during the three months ended September 30, 1998.

         On October 26, 1998, the Company entered into an exchange agreement with a corporate affiliate of Mr. Paul J. Ramsay for the partial recapitalization of certain preferred stock and subordinated debt (the

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES



"Partial Recapitalization"). In connection with the Partial Recapitalization, the Company agreed to exchange all of the outstanding shares of Class B Preferred Stock, Series 1997-A, including accrued dividends thereon, and $1.0 million of the outstanding principal balance of the Bridge Note, for shares of the Company's common stock valued at $1 1/8 per share (the closing bid price per share as reported on the Nasdaq Stock Market on October 26, 1998).

         On October 30, 1998, the Company completed the exchange of $0.6 million of the Bridge Note for 533,334 shares of common stock. The closing of the remaining balance of $0.4 million of the Bridge Note and the Class B Preferred Stock, Series 1997-A contemplated in the Partial Recapitalization is subject to certain closing conditions, including the receipt of all necessary governmental approvals under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended.

                         LIQUIDITY AND CAPITAL RESOURCES

         As mentioned previously, in connection with the change in strategic direction and asset sales, the Company's credit agreement and subordinated note purchase agreements were amended and restated on March 27, 1998, May 20, 1998, and June 29, 1998 and September 30, 1998 (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility also extended the maturity of the Revolver to September 30, 1999.

         As required by the Amended and Restated Credit Facility, in September 1998, the Company used the net proceeds from the sales of assets to (i) repay the total outstanding principal and interest on the term loans of approximately $3.7 million, (ii) repay the total outstanding principal and interest on the series A bridge loans of approximately $15.1 million, (iii) redeem all of the outstanding shares of the Series 1997 Preferred Stock for $2.7 million, including accrued interest and a redemption premium, (iv) pay $1.5 million in previously incurred fees to the financial institution and (v) repay approximately $4.0 million of the outstanding balance of the revolving credit loan. At September 30, 1998, after the allocation of the aforementioned, the balance of the revolving credit loan was $8.0 million.

         On October 30, 1998, the Company refinanced the Amended and Restated Credit Facility with proceeds from a credit facility consisting of term and revolving credit debt of $22,000,000 (the "Senior Credit Facility").

         Under the terms of the Senior Credit Facility, the Company was provided
(i) a $8.0 million term loan (the "Term Loan"), payable in 54 monthly installments ranging from $.083 million to $.208 million, beginning May 1, 1999, with a final installment of $1.0 million due on October 30, 2003, (ii) a revolving credit facility (the "Revolver") for an amount up to the lesser of $8.0 million or the borrowing base of the Company's receivables (as defined in the agreement) and (iii) an acquisition loan (the "Acquisition Loan") commitment of up to $6.0 million, beginning March 1, 1999. As of November 9, 1998, no amounts had been drawn under the Revolver or Acquisition Loan.

         On October 30, 1998, the Company completed a private placement of $3.5 million of common stock. The private placement consisted of the issuance of (i) 888,889 shares of common stock to the Company's Chief Executive Officer, (ii) 480,000 shares of common stock to a corporate affiliate of Mr. Paul J. Ramsay and a significant shareholder and (iii) 1,742,222 shares of common stock to unaffiliated third parties. The shares were issued at a purchase price of $1 1/8 per share (the closing bid price on October 26, 1998, the date of the subscription agreements).

         During the three months ended September 30, 1998, net cash provided by the operating activities of the Company decreased approximately $2.4 million. The decrease is primarily a result of the decreases in operating performance at certain of the Divested Assets and changes in working capital between periods.

         The Company's current cash requirements relate to its normal operating expenses and routine capital improvements at its youth service facilities, the expansion of its youth service business, the payment

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


of restructuring charges, principally severance, and the payment of liabilities associated with the sales of its Divested Assets.

         Management of the Company believes that it can meet its current cash requirements and future identifiable needs with (i) internally generated funds from operations, (ii) the Senior Credit Facility and (iii) its ability to obtain debt or equity capital through other sources.


                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         The Company is party to certain claims, suits and complaints, including those matters described below, whether arising from the acts or omissions of its employees, providers or others, which arise in the ordinary course of business. The Company has established reserves at September 30, 1998 for the estimated amounts which might be recovered from the Company as a result of all outstanding legal proceedings. In the opinion of management, the ultimate resolution of these pending legal proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

         Prior to the merger with the Company, RMCI sold its subsidiary which, as a licensed HMO in Louisiana, Alabama and Mississippi, managed and provided prepaid healthcare services to its members. On September 29, 1997, RMCI received a demand for indemnification by the purchaser of this subsidiary in an amount totalling approximately $5.8 million. The Company intends to vigorously defend any proceedings which may result from this matter. In addition, on September 30, 1997, the Company demanded indemnification from the purchaser for various matters in an amount exceeding $2.0 million.

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

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The Exhibits required to be filed as part of this Quarterly Report on Form 10-Q are as follows:

                  Exhibit 4.13 Amended and Restated Subscription Agreement dated October 26, 1998 between the Company and Paul Ramsay Holdings Pty. Limited ("Holdings Pty."). Pursuant to Reg. S-K,
                                    Item 601(b)(2), the Company agrees to
                                    furnish a copy of the Schedules and Exhibits
                                    to such Agreement to the Commission upon
                                    request ....................................

                  Exhibit 4.14 Amended and Restated Subscription Agreement dated October 26, 1998 between the Company and Luis E. Lamela. Pursuant to Reg. S-K,
                                    Item 601(b)(2), the Company agrees to
                                    furnish a copy of the Schedules and Exhibits
                                    to such Agreement to the Commission upon
                                    request.....................................

                  Exhibit 4.15 Subscription Agreement dated October 26, 1998 between the Company and Haythe & Curley. Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request.....................................

                  Exhibit 4.16 Subscription Agreement dated as of October 26, 1998 between the Company and Dauphin Capital Partners I, LP. Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request.....................................

                  Exhibit 4.17 Subscription Agreement dated as of October 26, 1998 between the Company and Moises Hernandez, M.D. Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request.....................................

                  Exhibit 4.18 Subscription Agreement dated as of October 26, 1998 between the Company and Tom Hodapp. Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request.................

                  Exhibit 4.19 Subscription Agreement dated as of October 26, 1998 between the Company and Aaron Beam. Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request.................

                  Exhibit 4.20 Subscription Agreement dated as of October 26, 1998 between the Company and Sanford R. Robertson. Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such
                                    Agreement to the Commission upon request....

                  Exhibit 4.21 Revolving Credit Note dated October 30, 1998 by the Company in the aggregate principal amount of $8,000,000 payable to the order of
                                    Fleet Capital Corporation...................

                  Exhibit 4.22      Secured Promissory Note (Term Note) by
                                    the Company in the aggregate principal
                                    amount of $8,000,000 payable to the order of
                                    Fleet Capital Corporation...................

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


                  Exhibit 4.23 Secured Promissory Note (Acquisition Note) by the Company in the aggregate principal amount of $6,000,000 payable to the order of
                                    Fleet Capital Corporation...................

                  Exhibit 10.126 Amendment No. 3 to Rights Agreement dated as of October 15, 1998 between the Company and First Union National Bank of North Carolina,
                                    as Rights Agent.............................

                  Exhibit 10.127 Loan and Security Agreement dated as of October 30, 1998 by and among the Company, certain subsidiaries of the Company on the signature pages thereto, Fleet Capital Corporation, as a Lender and as Agent, and the Lenders from time to time party thereto. Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request.................

                  Exhibit 10.128 Subordination Agreement dated October 30, 1998 by and among Holdings Pty., Paul Ramsay Hospitals Pty. Limited, Ramsay Holdings HSA Limited and Fleet Capital Corporation, as Agent, and consented to by the Company and certain of its subsidiaries on the signature pages thereto...............................

                  Exhibit 10.129 Junior Subordinated Loan and Exchange Agreement dated as of October 30, 1998 by and between Holdings Pty. and the
                                    Company.....................................

                  Exhibit 10.130 Amended and Restated Exchange Agreement dated as of October 26, 1998 by and between Holdings Pty. and the Company. Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request................................

                  Exhibit 11        Computation of Net Income (Loss) Per
                                    Share.......................................

                  Exhibit 27        Financial Data Schedule.....................

                  Exhibit 99.1      Press Release dated November 2, 1998........

                  Exhibit 99.2      Press Release dated November 2, 1998........

           (b)    Current Reports on Form 8-K

                  The Company did not file any Current Reports on From 8-K during the quarter ended September 30, 1998. Subsequent to September 30, 1998, the Company did file on October 9, 1998 a Current Report on Form 8-K related to the sale of its behavioral health facilities.

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereupon duly authorized.

                                         RAMSAY HEALTH CARE, INC.
                                         Registrant



                                         /s/ Marcio C. Cabrera
                                         ---------------------------------------
                                         Marcio C. Cabrera
                                         Executive V.P. and
                                         Chief Financial Officer



Date:  November 6, 1998

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  The Exhibits required to be filed as part of this Quarterly Report on Form 10-Q are as follows:

                     Exhibit 4.13       Amended and Restated Subscription Agreement dated October 26, 1998 between the Company and Paul Ramsay Holdings Pty. Limited ("Holdings
                                        Pty.").  Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the
                                        Commission upon request...............................................

                     Exhibit 4.14       Amended and Restated Subscription Agreement dated October 26, 1998 between the Company and Luis E. Lamela.  Pursuant to Reg. S-K, Item
                                        601(b)(2), the Company agrees to furnish a copy of the Schedules and
                                        Exhibits to such Agreement to the Commission upon request.............

                      Exhibit 4.15      Subscription Agreement dated October 26, 1998 between the Company and
                                        Haythe & Curley.  Pursuant to Reg. S-K, Item 601(b)(2), the Company
                                        agrees to furnish a copy of the Schedules and Exhibits to such
                                        Agreement to the Commission upon request..............................

                      Exhibit 4.16      Subscription Agreement dated as of October 26, 1998 between the
                                        Company and Dauphin Capital Partners I, LP.  Pursuant to Reg. S-K,
                                        Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request ........

                      Exhibit 4.17      Subscription Agreement dated as of October 26, 1998 between the
                                        Company and Moises Hernandez, M.D.  Pursuant to Reg. S-K, Item
                                        601(b)(2), the Company agrees to furnish a copy of the Schedules and
                                        Exhibits to such Agreement to the Commission upon request.............

                      Exhibit 4.18      Subscription Agreement dated as of October 26, 1998 between the
                                        Company and Tom Hodapp.  Pursuant to Reg. S-K, Item 601(b)(2), the
                                        Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request.........................

                      Exhibit 4.19      Subscription Agreement dated as of October 26, 1998 between the
                                        Company and Aaron Beam.  Pursuant to Reg. S-K, Item 601(b)(2), the
                                        Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request.........................

                      Exhibit 4.20      Subscription Agreement dated as of October 26, 1998 between the
                                        Company and Sanford R. Robertson.  Pursuant to Reg. S-K, Item
                                        601(b)(2), the Company agrees to furnish a copy of the Schedules and
                                        Exhibits to such Agreement to the Commission upon request.............



                      Exhibit 4.21      Revolving Credit Note dated October 30, 1998 by the Company in the aggregate principal amount of $8,000,000 payable to the order of
                                        Fleet Capital Corporation..............................................

                      Exhibit 4.22      Secured Promissory Note (Term Note) by the Company in the aggregate principal amount of $8,000,000 payable to the order of Fleet Capital
                                        Corporation............................................................

                      Exhibit 4.23      Secured Promissory Note (Acquisition Note) by the Company in the
                                        aggregate principal amount of $6,000,000 payable to the order of
                                        Fleet Capital Corporation..............................................

                     Exhibit 10.126     Amendment No. 3 to Rights Agreement dated as of October 15, 1998 between the Company and First Union National Bank of North Carolina,
                                        as Rights Agent........................................................

                     Exhibit 10.127     Loan and Security Agreement dated as of October 30, 1998 by and among the Company, certain subsidiaries of the Company on the signature pages thereto, Fleet Capital Corporation, as a Lender and as Agent,
                                        and the Lenders  from time to time party thereto.  Pursuant to Reg.
                                        S-K, Item 601(b)(2), the Company agrees to furnish a copy of the
                                        Schedules and Exhibits to such Agreement to the Commission upon request ...............................................................

                     Exhibit 10.128     Subordination Agreement dated October 30, 1998 by and among Holdings
                                        Pty., Paul Ramsay Hospitals Pty. Limited, Ramsay Holdings HSA Limited
                                        and Fleet Capital Corporation, as Agent, and consented to by the
                                        Company and certain of its subsidiaries on the signature pages thereto................................................................

                     Exhibit 10.129     Junior Subordinated Loan and Exchange Agreement dated as of October
                                        30, 1998 by and between Holdings Pty. and the Company..................

                     Exhibit 10.130     Amended and Restated Exchange Agreement dated as of October 26, 1998 by and between Holdings Pty. and the Company.  Pursuant to Reg. S-K,
                                        Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request..........

                      Exhibit 11        Computation of Net Income (Loss) Per Share ............................

                      Exhibit 27        Financial Data Schedule ...............................................

                      Exhibit 99.1      Press Release dated November 2, 1998 ..................................

                      Exhibit 99.2      Press Release dated November 2, 1998 ..................................


         (b)      Current Reports on Form 8-K.

                  The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 1998. Subsequent to September 30, 1998, the Company did file on October 9, 1998 a Current Report on Form 8-K related to the sale of its behavioral health facilities.