Form 10-Q/A
period 1998-09-30
RAMSAY HEALTH CARE INC
filed 1999-01-13
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


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

                                  FORM 10-Q/A

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

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The Exhibits required to be filed as part of this Quarterly Report on Form 10-Q/A are as follows:

                  Exhibit 4.13 Amended and Restated Subscription Agreement dated October 26, 1998 between the Company and Paul Ramsay Holdings Pty. Limited ("Holdings Pty."). Pursuant to Reg. S-K,
                                    Item 601(b)(2), the Company agrees to
                                    furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request*

                  Exhibit 4.14 Amended and Restated Subscription Agreement dated October 26, 1998 between the Company and Luis E. Lamela. Pursuant to Reg. S-K,
                                    Item 601(b)(2), the Company agrees to
                                    furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request*

                  Exhibit 4.15 Subscription Agreement dated October 26, 1998 between the Company and Haythe & Curley. Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request*

                  Exhibit 4.16 Subscription Agreement dated as of October 26, 1998 between the Company and Dauphin Capital Partners I, LP. Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request*

                  Exhibit 4.17 Subscription Agreement dated as of October 26, 1998 between the Company and Moises Hernandez, M.D. Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request*

                  Exhibit 4.18 Subscription Agreement dated as of October 26, 1998 between the Company and Tom Hodapp. Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request*

                  Exhibit 4.19 Subscription Agreement dated as of October 26, 1998 between the Company and Aaron Beam. Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request*

                  Exhibit 4.20 Subscription Agreement dated as of October 26, 1998 between the Company and Sanford R. Robertson. Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request*

                  Exhibit 4.21 Revolving Credit Note dated October 30, 1998 by the Company in the aggregate principal amount of $8,000,000 payable to the order of Fleet Capital Corporation*

                  Exhibit 4.22      Secured Promissory Note (Term Note) by
                                    the Company in the aggregate principal
                                    amount of $8,000,000 payable to the order of Fleet Capital Corporation*

                   RAMSAY HEALTH CARE, INC. AND SUBSIDIARIES


                  Exhibit 4.23 Secured Promissory Note (Acquisition Note) by the Company in the aggregate principal amount of $6,000,000 payable to the order of Fleet Capital Corporation*

                  Exhibit 10.126 Amendment No. 3 to Rights Agreement dated as of October 15, 1998 between the Company and First Union National Bank of North Carolina, as Rights Agent*

                  Exhibit 10.127 Loan and Security Agreement dated as of October 30, 1998 by and among the Company, certain subsidiaries of the Company on the signature pages thereto, Fleet Capital Corporation, as a Lender and as Agent, and the Lenders from time to time party thereto. Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request*

                  Exhibit 10.128 Subordination Agreement dated October 30, 1998 by and among Holdings Pty., Paul Ramsay Hospitals Pty. Limited, Ramsay Holdings HSA Limited and Fleet Capital Corporation, as Agent, and consented to by the Company and certain of its subsidiaries on the signature pages thereto*

                  Exhibit 10.129 Junior Subordinated Loan and Exchange Agreement dated as of October 30, 1998 by and between Holdings Pty. and the Company*

                  Exhibit 10.130 Amended and Restated Exchange Agreement dated as of October 26, 1998 by and between Holdings Pty. and the Company. Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request*

                  Exhibit 11        Computation of Net Income (Loss) Per
                                    Share*

                  Exhibit 27        Financial Data Schedule*

                  Exhibit 99.1      Press Release dated November 2, 1998*

                  Exhibit 99.2      Press Release dated November 2, 1998*

                  ------------------

                  * Incorporated by reference to the Company's Report on
                    Form 10-Q for the quarter ended September 30, 1998.

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



Date:  January 13, 1999