Form 10-KT
period 1998-12-31
RAMSAY YOUTH SERVICES INC
filed 1999-03-30
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

       / / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 {FEE REQUIRED}

          /X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 {NO FEE REQUIRED}
        FOR THE TRANSITION PERIOD FROM JULY 1, 1998 TO DECEMBER 31, 1998

                         COMMISSION FILE NUMBER 0-13849

                           RAMSAY YOUTH SERVICES, INC.
                  (FORMERLY KNOWN AS RAMSAY HEALTH CARE, INC.)
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./ /

         The number of shares of the registrant's Common Stock outstanding as of March 15, 1999 was 9,082,260 (after giving effect to the one-for-three reverse stock split which became effective on March 15, 1999). The aggregate market value of Common Stock held by non-affiliates on such date was $22,250,229.

                       DOCUMENTS INCORPORATED BY REFERENCE

                           FORWARD-LOOKING STATEMENTS

                  In connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, Ramsay Youth Services, Inc. ("RYS" or the "Company") notes that this report contains forward-looking statements about the Company. The Company is hereby setting forth cautionary statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements or information made by or on behalf of or concerning the Company. Some of the most significant factors include (i) accelerating changes occurring in the at-risk youth industry, including competition from consolidating and integrated provider systems and limitations on reimbursement rates, (ii) federal and state governmental budgetary constraints which could have the effect of limiting the amount of funds available to support governmental programs, (iii) statutory, regulatory and administrative changes or interpretations of existing statutory and regulatory provisions affecting the conduct of the Company's business and affecting current and prior reimbursement for the Company's services and (iv) the Company's inability to successfully implement its new strategic direction of providing treatment and education programs for at-risk and troubled youth. There can be no assurance that any anticipated future results will be achieved. As a result of the factors identified above and other factors, the Company's actual results or financial or other condition could vary significantly from the performance or financial or other condition set forth in any forward-looking statements or information.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

                  The Company is a leading provider and manager of education and treatment services for at-risk and troubled youth in a variety of settings nationwide. The Company offers continuum of education, treatment and after care programs and services through schools, residential facilities and service contracts located in Alabama, Florida, Missouri, Michigan, North Carolina, Nevada, South Carolina, Utah and the Commonwealth of Puerto Rico.

OVERVIEW

                  During the year ended June 30, 1998, the Company announced a change in strategic direction in order to focus on becoming a leader in the at-risk youth industry.

                  In connection with its revised strategic initiative, during the year ended June 30, 1998 and the six months ended December 31, 1998, the Company sold certain of its psychiatric inpatient facilities, its managed care operations and other non-youth service business (see "Recent Developments").

                  The Company offers the following programs and services which have been developed through a system based on prevention, treatment and aftercare:

* EDUCATIONAL SERVICES - The Company's education programs provide specialized educational services which are designed to modify disruptive behavior while assisting students to develop the academic and social skills necessary for them to participate successfully in society. The Company offers its educational programs at its residential treatment facilities and through the operation and/or management of charter and contract schools.

* RESIDENTIAL TREATMENT FACILITIES - Residential Treatment Facilities provide a safe, secure and highly structured environment for the evaluation and development of programs for troubled youths. Residential Services include:

     - Residential Treatment Programs which focus on a cognitive behavioral model with family, group and individual counseling, social and life skills, and educational and recreational programs. The provision of treatment for youth takes place in secure and non-secure settings with the primary focus of reshaping antisocial behaviors by implementing programs that stress responsibility and achievement of performance goals.

     - Intensive Treatment Units which provide crisis stabilization for severely behaviorally and emotionally disturbed youth or specialized treatment for specific behavioral problems.

     - Assignment Centers which conduct in-depth academic, mental health, behavioral and medical assessments with the primary purpose of recommending placement of adjudicated juveniles in the proper residential facility within the restrictiveness level ordered by the court.

     - Day Treatment Programs which are designed to meet the special needs of troubled youth and their families, while enabling the youth to remain living in his or her home.

* GROUP HOMES/TRANSITIONAL CARE - Group homes provide shelter care for youth in a family-like setting in residential neighborhoods. These adolescents typically are in need of a step-down or transition phase back to their home environment. The primary focus is to teach independent living skills to decrease institutional dependency. This program model provides a residential environment which offers youth opportunities for personal growth, social development and responsible behavior in a less restrictive environment. Youth in group homes attend public education programs, or receive in-home education and vocational and work training programs in order to structure their gradual transition back into their communities.

* AFTER CARE SERVICES - After care services begin with an assessment of the needs of each youth. The Company provides after care services through day treatment programs and case management with intensive supervision and follow-up. The key component of the after care services provided is an individualized transition plan that targets the at-risk factors of each individual youth and involves the youths' families or guardians in their reintegration process.

                  The primary objective of the Company's programs is to provide the optimal opportunity for habilitation and integration of at-risk and troubled youth into their communities as responsible individuals and productive citizens.

                  On January 13, 1999, the Company's Board of Directors approved a one-for-three reverse stock split of the Company's Common Stock which became effective on March 15, 1999. As a result, all references herein to common share, per share amounts and stock options and warrant data have been restated to give retroactive recognition to such reverse stock split.

RECENT DEVELOPMENTS

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

                  On September 28, 1998, the Company completed the sale of its management contract services subsidiary, and behavioral health care facilities in Conway, South Carolina, Houma, Louisiana, Mesa, Arizona and DeSoto, Texas for a cash purchase price of $13.5 million, subject to certain future potential purchase price adjustments. SeeNote 2 to the Consolidated Financial Statements.

                  On September 30, 1998, the Company completed the sale of its behavioral health care facility in Morgantown, West Virginia for a cash purchase price of $14.8 million, subject to certain future potential purchase price adjustments. See Note 2 to the Consolidated Financial Statements.

                  On October 30, 1998, the Company refinanced its existing credit facilities with proceeds from a credit facility from a financial institution consisting of a term loan of $8.0 million, a revolving credit facility of up to $8.0 million and a $6.0 million acquisition facility.

                  On October 30, 1998, the Company completed the private placement of an aggregate of 1,037,037 shares of Common Stock to its Chief Executive Officer, a corporate affiliate of Paul J. Ramsay, the Chairman of the Board of the Company and the principal stockholder of the Company, and other unrelated persons.

                  On November 19, 1998, the Company's Board of Directors approved the change in the Corporation's fiscal year-end from June 30 to December 31.

                  On December 8, 1998, the Company acquired all of the issued and outstanding shares of common stock of The Rader Group, Incorporated, an education services organization located in Fort Walton Beach, Florida, for an aggregate purchase price of $1.0 million plus an earn-out in future years payable to the previous shareholder if certain financial targets are met.

                  During the six months ended December 31, 1998, the Company decided to sell its facility located in Palm Bay, Florida.

STRATEGY

                  The Company's current youth service operations are the platform from which management intends to pursue growth within its current geographic markets, as well as new geographic markets, where the Company is or can be a dominant player in the industry. The Company intends to grow through
(i) expansion of services, markets and products, (ii) aggressive response to requests for proposals ("RFP's") and (iii) selected strategic acquisitions. Through these avenues, management intends to capitalize on the youth services industry's size, fragmentation and multiple payor sources.

* EXPANSION OF SERVICES - Management believes significant opportunities exist to penetrate the Company's existing geographic markets further. Management will continue to capitalize on the Company's reputation for delivering high quality, cost-effective solutions to expand the breadth of service provided to existing customers and to attract new customers. In addition, the Company will continue to develop new programs which respond to state and local agencies' needs to secure appropriate placements for special needs youth.

* AGGRESSIVE RESPONSE TO RFPs - The Company is well positioned to expand into new markets as state and local agencies increasingly seek providers with the capability to deliver a broader continuum of services to at-risk youth. Further, management believes this trend will intensify as state and local governments desire to keep spending in their respective home states and look to develop local services. Typically, the solicitation of providers for new and broader service offerings is accomplished by state agencies through RFPs, a process in which the Company actively competes in markets management has targeted for growth. Management believes the Company's history of providing high quality, cost-effective services gives it a significant competitive advantage in responding to RFP's. The Company prioritizes its target markets based on the needs of each state, the diversification of funding sources, state and local legislation, existing relationships and in-state competition.

* SELECTED STRATEGIC ACQUISITIONS - The Company intends to pursue strategic acquisitions of other youth services providers to penetrate existing markets further and enter new geographic markets. The youth services industry is highly fragmented with what the Company estimates to be approximately 15,000 providers. The Company continually reviews acquisition opportunities and management believes that a number of acquisition opportunities currently exist at reasonable valuations. Further, management believes it can enhance the performance of acquired facilities by selectively implementing the Company's programs to expand services. Management believes that the Company's current infrastructure is capable of supporting a number of acquisitions affording the opportunity to spread certain fixed operational expenses over a broader revenue base.

COMPETITION

                  The fragmented at-risk youth industry is comprised largely of small providers that operate in relatively limited geographic areas and provide services to a specific type of juvenile. The Company competes with both public and private for-profit and not-for-profit companies.

                  Competition generally is based upon program quality, range and price of services provided, operational experience and facility or school location. The strength and depth of a provider's relationship with the various payors plays a significant role in the selection process. The Company believes that its facilities and schools compete favorably on the basis of, among other things, the range and quality of programs offered and the expertise of its management team in the development and implementation of new programs.

MARKETING

                  The Company's marketing activities are directed primarily toward local and state governmental entities responsible for education, juvenile justice, social services and mental health, as well as school districts and juvenile courts responsible for special programs for at-risk and troubled youth. Marketing efforts are coordinated by the Company's President of Youth Care Division, President of Education Services Division and other senior management personnel in concert with field management at the local level.

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

                  The schools managed by the Company are subject to a variety of state and local regulations and licensing requirements. These regulations and licensing requirements vary greatly from jurisdiction to jurisdiction. Generally, the governmental agencies review the safety, fitness and adequacy of the buildings and equipment, the ratio of staff personnel to enrolled children, the dietary program, the daily curriculum, compliance with health standards and qualifications of the Company's personnel. In addition, certain jurisdictions require financial audits of the schools operated or managed by the Company. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of the schools and licenses must be renewed periodically. Repeated failures by a school to comply with applicable regulations can subject it to sanctions that might include probation, suspension, or revocation of the license to operate.

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

                  Under another federal provision, known as the "Stark" law or "self-referral" prohibition, physicians who have an investment or compensation relationship with an entity furnishing certain designated health services (including inpatient and outpatient facility services) may not, subject to certain exceptions, refer Medicare patients for designated health services to that entity. Similarly, facilities may not bill Medicare or any other party for services furnished pursuant to a prohibited referral. Violation of these provisions may result in disallowance of Medicare claims for the affected services, as well as the imposition of civil monetary penalties and program exclusion. In addition, the Stark law prevents states from receiving federal Medicaid matching payments for designated health services that are provided as a result of a prohibited referral. Often as a result of this requirement, a number of states have enacted prohibitions similar to the Stark law covering referrals of non-Medicare business. The following states in which the Company conducts business have passed legislation which, under certain circumstances, either may prohibit the referral of private pay patients to healthcare entities in which the physician has an ownership or investment interest or with which the physician has a compensation arrangement or may require the disclosure of such interest to the patient: Florida, Michigan, Missouri, Nevada, North Carolina, South Carolina and Utah. All of these rules are very restrictive, prohibit submission of claims for payment related to prohibited referrals and provide for the imposition of civil monetary penalties and criminal prosecution. The Company is unable to predict how these laws may be applied in the future, or whether the federal government or states in which the Company operates will enact more restrictive legislation or restrictions that could under certain circumstances impact the Company's operations.

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

                  State certificate of need or similar statutes generally provide that prior to the construction or acquisition of new beds or facilities or the introduction of a new service, a state agency must determine that a need exists for those beds, facilities or services. In most cases, certificate of need or similar statutes do not restrict the ability of the Company or its competitors from offering new or expanded outpatient services. Except for Utah, all of the states in which the Company operates facilities have adopted certificate of need or similar statutes.

                  The Company believes that it is currently in compliance in all material respects with applicable current statutes and regulations governing its business. The Company monitors its compliance with applicable statutes and regulations and works with regulators concerning various compliance issues that arise from time to time. Notwithstanding the foregoing, the regulatory approach in the at-risk youth industry is extensive and evolving and there can be no assurance that a regulatory agency will not take the position, under existing or future statutes or regulations, or as a result of a change in the manner in which existing statutes or regulations are or may be interpreted or applied, that the conduct of all or a portion of the Company's operation within a given jurisdiction is or will be subject to further licensure and regulation. Expansion of the Company's businesses to cover additional geographic areas or to different types of products or customers could also subject it to additional licensure and regulatory requirements.

SOURCES OF REVENUE

                  The Company receives payments from various sources, including commercial insurance carriers (which provide coverage to insured patients on both an indemnity basis and through various managed care plans), Medicaid, Medicare and various governmental agencies (including state judicial systems). In addition, payments are received directly from individuals, including copayments and deductibles related to services covered by these individuals' benefit plans. The Company also receives payments form school districts either directly or through management contracts with other entities.

                  The following table sets forth the approximate percentages of the Company's revenues for the six months ended December 31, 1998 derived from these various sources.

Other government programs............................         34%
Medicare.............................................         28%
Medicaid.............................................         19%
Blue Cross and other commercial insurance............         14%
Self-pay and other...................................          4%
Contract management customers........................          1%
                                                           ----------
                                                             100%
                                                           ==========

* OTHER GOVERNMENT PROGRAMS - The Company's facilities are reimbursed for certain services on a per-diem basis by various state agencies. The per-diem rate is generally based on the nature and scope of services provided to these patients. In addition, some government programs pay the Company for access to a certain number of beds.

* MEDICARE - Medicare is the federal health insurance program for the aged and disabled. Medicare reimburses providers of psychiatric care for inpatient, partial hospitalization and hospital-based outpatient services on a cost-based reimbursement system. Medicare reimburses for certain other outpatient services based on an area-wide fee schedule or other blended rates. Medicare reimbursement is typically less than the Company's established charges for services provided to Medicare patients. Patients are not responsible for the difference between the reimbursed amount and the established charges other than for applicable noncovered charges, coinsurance and deductibles. In 1983, Congress changed the Medicare law applicable to Medicare reimbursement for medical/surgical services from a retrospectively determined reasonable cost system to a prospectively determined diagnosis-related grouping ("DRG") system. Facilities providing psychiatric care are currently exempt from the DRG reimbursement system. However, both Congress and the agency responsible for administering the Medicare program, the Health Care Financing Administration, have been investigating a revision to the payment system for inpatient psychiatric, partial hospitalization and hospital-based outpatient services, including certain of the services provided by the Company, which would eliminate the cost-based structure of the current system. Under current proposals, reimbursement for inpatient, partial hospitalization and outpatient psychiatric services would be transitioned to a prospective payment system in which payment for services may be unrelated to the provider's costs. The Company's Medicare revenue will decrease significantly as a percentage of total revenues as a result of the asset sales and change in strategic direction discussed previously.

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

* MEDICAID - Medicaid is the federal/state health insurance program for low-income individuals, including welfare recipients. Subject to certain minimum federal requirements, each state defines the extent and duration of the services covered by its Medicaid program. Moreover, although there are certain federal requirements governing the payment levels for Medicaid services, each state has its own methodology for making payment for services provided to Medicaid patients. Various state Medicaid programs cover payment for services provided to Medicaid patients by the Company.

* MANAGED CARE ORGANIZATIONS AND OTHER COMMERCIAL PAYORS - The Company's facilities are reimbursed for behavioral healthcare services by health maintenance organizations ("HMO's"), commercial insurance companies and self-insured employers either on a fee-for-service basis or under contractual arrangements which include per-diem, per-diagnosis or sub-capitated arrangements.

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

EMPLOYEES

                  As of December 31, 1998, the Company employed approximately 895 full-time and 749 part-time employees, including a corporate headquarters staff of approximately 19 full-time employees. The Company considers its relationship with its employees to be good.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information with respect to the executive officers of the Company is set forth below:

                                            POSITION WITH THE COMPANY AND
                                            PRINCIPAL OCCUPATION DURING THE
NAME OF EXECUTIVE OFFICER           AGE     PAST FIVE YEARS
------------------------------   ---------  -----------------------------------

Luis E. Lamela................      49      President and Chief Executive
                                                Officer of the Company since
                                                January 1998; Vice Chairman of
                                                the Board of the Company since
                                                January 1996; Chief Executive
                                                Officer of CAC Medical Centers,
                                                a division of United HealthCare
                                                of Florida, since May 1994;
                                                President and CEO of Ramsay-HMO,
                                                Inc. from prior to 1993 to May
                                                1994.

Bert G. Cibran................      45      Chief Operating Officer of the
                                                Company since August 1996;
                                                President of the Company's Youth
                                                Care Division since August 1996;
                                                President, Summa Healthcare
                                                Group, Inc. from February 1996
                                                through August 1996; President
                                                and Chief Operating Officer for
                                                the Florida operations of
                                                Physician Corporation of America
                                                from February 1994 to February
                                                1996; Executive Vice President
                                                of Operations for Ramsay-HMO,
                                                Inc. from prior to 1993 to
                                                February 1994.

Isabel M. Diaz................      34      Vice President of the Company since
                                                October 1997; Vice President of
                                                Corporate Relations for United
                                                HealthCare of Florida, Inc. and
                                                the CAC Medical Centers, Inc., a
                                                division of United HealthCare of
                                                Florida, Inc., from May 1994 to
                                                September 1997; Vice President
                                                of Investor and Public Relations
                                                for Ramsay-HMO, Inc. from prior
                                                to 1993 to May 1994.

Marcio C. Cabrera.............      35      Executive Vice President and Chief
                                                Financial Officer of the Company
                                                since July 1998; Vice President
                                                of Finance for CAC Medical
                                                Centers, a division of United
                                                HealthCare of Florida, Inc. from
                                                June 1997 to May 1998; Vice
                                                President of Finance for United
                                                HealthCare of Florida, Inc. from
                                                May 1994 to May 1997; Corporate
                                                Controller for Ramsay-HMO from
                                                prior to 1993 to May 1994.

Jorge Rico....................      34      Vice President of the Company since
                                                February 1997; Vice President of
                                                Administration and Information
                                                Technology for United HealthCare
                                                of Florida, Inc. from May 1994
                                                to January 1997 and for
                                                Ramsay-HMO, Inc. from prior to
                                                1993 to 1994.

ITEM 2.  PROPERTIES.

         The following table provides information concerning the facilities owned and operated or leased and operated by the Company as of December 31, 1998.

                                                  DATE OPENED           TOTAL
FACILITY (5)                                      OR ACQUIRED           BEDS
-------------------------------------       ------------------------  ----------
Higdon Hill Group Home
   Birmingham, AL...................        July 1996                       22
Heartland House Group Home
   Nevada, MO.......................        August 1997                      8
Briarwood Group Home
   Reno, NV.........................        July 1995                       15
Coastal Harbor Group Home
   Longs, SC........................        July 1997                        8
Brynn Marr Group Home
   Wilmington, NC...................        January 1998                     6
Bright Images Group Home
   Ft. Pierce, FL...................        July 1997                        7
Heartland House West Group Home
   Nevada, MO.......................        June 1998                       16
Havenwyck Facility
   Auburn Hills, MI(1)..............        November 1983                  139
Brynn Marr Facility
   Jacksonville, NC.................        December 1983                   76
Hill Crest Facility
   Birmingham, AL...................        January 1984                   103
Heartland Facility
   Nevada, MO.......................        April 1984                     138
Benchmark Regional Facility
    Woods Cross, UT.................        August 1986                     68
Mission Vista Facility
     San Antonio, TX(2).............        November 1991                   61
Gulf Coast Treatment Center
      Fort Walton Beach, FL(3)......        December 1996                  108
Dothan Facility
      Dothan, Alabama...............        April 1998                      75
                                                                         -------
           Total (4)                                                       850
                                                                         =======

(1) In September 1998, the Company sold and immediately leased back the land, building and fixed equipment associated with this facility. The lease has an initial term of approximately 12 years. See "Item 1. Business - Recent Developments".

(2) In April, 1995, the Company sold and immediately leased back the land, building and fixed equipment associated with this facility. The lease has an initial term of 15 years and three successive renewal options of five years each.

(3) The Company resumed operations at this facility in December 1996. For the previous four years, this facility was leased to another healthcare provider.

(4) Excludes Meadowlake facility, which was leased to an independent healthcare provider in August 1997, the Palm Bay facility which was leased in July 1998, and schools managed through management contracts.

(5) The Company believes that its facilities are well maintained and are of adequate size for present needs.

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

                  During fiscal 1996, the State of Louisiana requested repayment of disproportionate share payments received by two of the Company's facilities in fiscal years 1995 and 1994 totaling approximately $5.5 million. The repayment requested related primarily to alleged overpayments received by a former facility of the Company. The Company believes that this matter may be settled for an amount significantly less than the State's initial request. The Company intends to vigorously contest any position by Louisiana which it considers adverse.

                  In March 1997, a former executive vice president of the Company commenced arbitration and court proceedings (in the United States District Court for the Eastern District of Louisiana) against the Company in which he claims his employment was wrongfully terminated by the Company and seeks damages of approximately $2.3 million. The Company is awaiting the results of the arbitration proceedings which were held in February 1999.

                  Prior to its merger with the Company, a subsidiary of the Company sold one of its wholly owned subsidiaries, a licensed health maintenance organization in Louisiana, Alabama and Mississippi. On September 29, 1997, the Company received a demand for indemnification by the purchaser of this subsidiary in an amount totaling approximately $5.8 million, an amount in excess of the purchase price paid by the purchaser for the HMO subsidiary. The Company intends to vigorously defend any proceedings which may result from this matter. In addition, on September 30, 1997, the Company demanded indemnification from the purchaser for various matters in an amount exceeding $2.0 million.

                  See Note 15 to the consolidated financial statements set forth under "Item 8. Financial Statements and Supplementary Data".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

                  The Company's Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol RYOU. On March 15, 1999, there were 515 holders of record of the Company's Common Stock. No cash dividends have been declared on the Common Stock since the Company was organized. Also, the Company's credit facilities include provisions which prohibit the payment of cash dividends to its common shareholders.

                  In connection with the refinancing of debt, on September 30, 1997, the Company sold to a financial institution $2.5 million of Series 1997 Preferred Stock. On September 30, 1998, the Series 1997 Preferred Stock was redeemed by the Company.

                  As previously mentioned, on October 30, 1998, the Company completed the private placement of an aggregate of 1,037,037 shares of Common Stock to its Chief Executive Officer, Paul Ramsay Holdings Pty. Limited ("Ramsay Holdings"), a corporate affiliate of Paul J. Ramsay, the Chairman of the Board of the Company and the principal stockholder of the Company, and other unrelated persons, all at a price per share of $3 3/8, the closing bid price of the Common Stock on The NASDAQ Stock Market on October 26, 1998 (the date of the various subscription agreements).

                  Registration under the Securities Act of 1933 (the "Securities Act") of the Common Stock issued in the foregoing transactions was not required because such securities were issued in transactions not involving any "public offering" within the meaning of Section 4(2) of the Securities Act.

                  In addition, on October 30, 1998, the Company issued 177,778 shares of Common Stock to Ramsay Holdings, in exchange for $600,000 of principal amount of junior subordinated indebtedness owed by the Company to Ramsay Holdings. As part of the Exchange Agreement (the "Exchange Agreement") entered into between the Company and Ramsay Holdings to affect the foregoing exchange, the Company agreed to issue additional shares of Common Stock to Ramsay Holdings in exchange for $4.0 million of the Company's Class B Preferred Stock, Series 1997-A (together with all accrued and unpaid dividends thereon) and an additional $400,000 of principal amount of subordinated indebtedness owed by the Company to Ramsay Holdings. This latter exchange was effected on December 1, 1998 at a price per share of $3 3/8 (the closing bid price of the Common Stock on The NASDAQ Stock Market on October 26, 1998, the date of the Exchange Agreement) after the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. This latter exchange resulted in the issuance by the Company of 1,428,740 additional shares of Common Stock to Ramsay Holdings.

                  On December 16, 1998, the Company entered into an agreement (the "Agreement") with Ramsay Holdings, Ramsay Holdings HSA Limited and Paul Ramsay Hospitals Pty. Limited (collectively, the "Ramsay Affiliates") pursuant to which the Ramsay Affiliates (i) converted the Company's Class B Preferred Stock, Series C and Class B Preferred Stock, Series 1996 (together with accrued and unpaid dividends thereon) into an aggregate of 1,198,756 shares of Common Stock and (ii) exchanged $6,883,553 of principal amount of junior subordinated indebtedness owed by the Company (together with accrued and unpaid interest thereon of $123,219) for 1,384,054 shares of Common Stock. This latter exchange was effected at a price per share of $5 1/16 (the closing bid price of the Common Stock on The NASDAQ Stock Market on December 16, 1998, the date of the Agreement).

                In connection with the foregoing transactions, the Company granted limited registration rights with respect to the Common Stock issued to the stockholders participating in such transactions.

                  The following table sets forth the range of high and low closing sales prices per share of the Company's Common Stock for each of the quarters during the six months ended December 31, 1998 and years ended June 30, 1998 and 1997, as reported on the NASDAQ National Market System:



                                                              HIGH                LOW
                                                        -----------------  ------------------
Six months ended December 31, 1998
   First Quarter.....................................        $10 1/8             $3
   Second Quarter....................................          6 3/4              2 11/32

Year ended June 30, 1998
   First Quarter.....................................        $17 1/4             $9 3/4
   Second Quarter....................................         16 11/16            8 1/4
   Third Quarter.....................................         12 3/4              8 7/16
   Fourth Quarter....................................          9 3/4              4 7/8

Year ended June 30, 1997
   First Quarter.....................................         $9 15/16           $5 5/8
   Second Quarter....................................          9 3/4              4 11/64
   Third Quarter.....................................         13 7/8              6 3/8
   Fourth Quarter....................................         12 3/8              7 7/8

                  On March 15, 1999, the closing sales price of the Company's Common Stock was $6 7/8 per share.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth selected consolidated financial information for the periods shown and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Transition Report on Form 10-K. The selected financial data presented below for the six months ended December 31, 1997 was compiled from unaudited financial statements by management of the Company on the same basis as the audited financial statements appearing elsewhere in this Transition Report on Form 10-K and, in the opinion of management of the Company, include all adjustments necessary to present fairly the information set forth therein. The results of the six months ended December 31, 1998 are not necessarily indicative of the results of a complete fiscal year or future periods.

                                                SIX MONTHS ENDED
                                                    DECEMBER 31,                              YEAR ENDED JUNE 30,
                                              ----------------------    ------------------------------------------------------------
                                                1998        1997         1998         1997         1996         1995         1994
                                              ---------   ---------    ---------    ---------    ---------    ---------    ---------
                                                          (in thousands, except per share data)
Statement of Operations Data:
   Total revenues .........................   $  47,892   $  77,535   $ 155,197    $ 134,669    $ 116,305    $ 136,318    $ 136,427
   Salaries, wages and benefits ...........      28,313      39,604      82,740       67,793       66,259       72,061       64,805
   Other operating expenses ...............      17,470      28,709      64,252       46,819       42,387       44,741       42,907
   Provision for doubtful accounts ........       1,549       2,193       6,649        5,688        5,805        5,086        5,846
   Depreciation and amortization ..........       1,627       3,281       5,714        5,473        5,490        7,290        6,836
   Restructuring charges ..................          --          --       2,349           --           --           --           --
   Asset impairment charges ...............          --          --      18,316           --        5,485       21,815           --
                                              ---------   ---------   ---------    ---------    ---------    ---------    ---------
                                                 48,959      73,787     180,020      125,773      125,426      150,993      120,394
                                              ---------   ---------   ---------    ---------    ---------    ---------    ---------

   Income (loss) from operations ..........      (1,067)      3,748     (24,823)       8,896       (9,121)     (14,675)      16,033

   Investment income and other ............         178         197         256        2,050        1,118          100          575
   Gain on sale of assets .................       2,039          --          --           --           --           --           --
   Interest and other financing
     charges ..............................      (1,655)     (2,791)     (7,230)      (5,942)      (6,892)      (8,347)      (8,906)
   Losses related to asset sales and
     closed businesses ....................        (947)         --     (12,483)          --       (4,473)      (6,431)        (802)
                                              ---------   ---------   ---------    ---------    ---------    ---------    ---------
                                                   (385)     (2,594)    (19,457)      (3,892)     (10,247)     (14,678)      (9,133)
                                              ---------   ---------   ---------    ---------    ---------    ---------    ---------
   Income (loss) before minority
      interest, income taxes
      and extraordinary item ..............      (1,452)      1,154     (44,280)       5,004      (19,368)     (29,353)       6,900
   Minority interest ......................          --          --          --           --           --          887        4,824
                                              ---------   ---------   ---------    ---------    ---------    ---------    ---------
   Income (loss) before income taxes
      and extraordinary item ..............      (1,452)      1,154     (44,280)       5,004      (19,368)     (30,240)       2,076
   Provision (benefit) for income
      taxes ...............................          --          --       9,981        1,726       (2,887)     (13,195)         599
                                              ---------   ---------   ---------    ---------    ---------    ---------    ---------
   Income (loss) before extraordinary
      item ................................      (1,452)      1,154     (54,261)       3,278      (16,481)     (17,045)       1,477

   Extraordinary item:
     Loss from early extinguishment
       of debt, net of income
       tax benefit ........................      (2,811)     (3,574)     (4,322)          --           --         (257)        (155)
                                              ---------   ---------   ---------    ---------    ---------    ---------    ---------

   Net income (loss) ......................   $  (4,263)  $  (2,420)  $ (58,583)   $   3,278    $ (16,481)   $ (17,302)   $   1,322
                                              =========   =========   =========    =========    =========    =========    =========
    Income (loss) per common share:
       Basic:
          Before extraordinary item .......   $    (.47)  $     .21   $  (15.36)   $    1.04    $   (6.37)   $   (6.75)   $     .43
          Extraordinary item:
             Loss from early extinguishment
               of debt ....................        (.63)      (1.00)      (1.20)          --           --         (.09)        (.06)
                                              ---------   ---------   ---------    ---------    ---------    ---------    ---------
                                              $   (1.10)  $    (.79)  $  (16.56)   $    1.04    $   (6.37)   $   (6.84)   $    (.37)
                                              =========   =========   =========    =========    =========    =========    =========
       Diluted:
          Before extraordinary item .......   $    (.47)  $     .18   $  (15.36)   $     .96    $   (6.37)   $   (6.75)   $     .38
          Extraordinary item:
             Loss from early extinguishment
               of debt ....................        (.63)       (.86)      (1.20)          --           --         (.09)        (.05)
                                              ---------   ---------   ---------    ---------    ---------    ---------    ---------
                                              $   (1.10)  $    (.68)  $  (16.56)   $     .96    $   (6.37)   $   (6.84)   $     .33
                                              =========   =========   =========    =========    =========    =========    =========
   Weighted average number of
    common shares outstanding:
      Basic ...............................       4,487       3,574       3,595        2,801        2,643        2,580        2,584
                                              =========   =========   =========    =========    =========    =========    =========
      Diluted .............................       4,487       4,139       3,595        3,409        2,643        2,585        2,898
                                              =========   =========   =========    =========    =========    =========    =========

                                              DECEMBER
                                                 31,
                                                 1998                                       JUNE 30,
                                              ---------               -------------------------------------------------------------
                                                                         1998        1997         1996          1995        1994
                                                                      ---------    ---------    ---------    ---------    ---------
Balance Sheet Data:
              Working capital........           $(3,057)                 $1,340       $9,960      $11,715      $24,098      $21,148
              Total assets...........            56,138                  85,091      141,189      132,758      139,236      183,168
              Long-term debt.........             7,332                  14,398       47,254       44,664       55,568       67,707
              Stockholders' equity...            12,432                   1,188       59,182       46,053       61,779       80,468

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

                  In connection with the change in its strategic direction, during the fiscal year ended June 30, 1998 and the six months ended December 31, 1998, the Company sold its behavioral managed care business and sold or closed its non-strategic inpatient psychiatric hospitals (the "Divested Assets"). See "Item 1. Business Recent Developments" and "Item 8. Financial Statements and Supplementary Data". The remaining business represents the Company's youth service operations, which is comprised of seven schools, seven treatment facilities and seven group homes (the "Retained Assets").

                  Revenues of the Company's programs and services are affected by changes in the rates the Company charges, changes in reimbursement rates by third-party payors, the volume of individuals treated and changes in the mix of payors. The Company provides services to individuals requiring intensive care, less intensive residential treatment care and outpatient treatment. The reimbursement rates for intensive inpatient care are generally greater than the rates paid for residential treatment care. However, the average length of stay for individuals in residential treatment programs is greater than that for individuals in intensive inpatient programs.

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

                  During the six months ended December 31, 1997 and fiscal years ended June 30, 1996, 1997 and 1998 the Company also received capitated amounts for behavioral healthcare services provided to individuals covered by certain managed care contracts. Capitated revenues are recognized during the period in which enrolled lives are covered for capitated payments received. Revenue received from the management of facilities not owned by the Company and for case management, utilization review and quality assurance oversight on the delivery of behavioral healthcare services by independent providers on behalf of clients is recognized at the time the services are provided.

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1997

                  Total revenues decreased from $77.5 million in the six months ended December 31, 1997 to $47.9 million in the six months ended December 31, 1998. Of this amount, revenues related to Retained Assets totalled $29.1 million in 1998 as compared to $24.0 million in 1997. Revenues related to Divested Assets totalled $18.8 million in 1998 as compared to $53.5 million in 1997.

                  The increase in revenues related to Retained Assets from the six months ended December 31, 1997 to the six months ended December 31, 1998 of $5.1 million is attributable to (i) an increase in revenues at the Company's Gulf Coast Treatment Center of $1.3 million due to the award of a contract to provide assignment center services for the State of Florida Department of Juvenile Justice on January 15, 1998, (ii) an increase in revenues of $1.6 million as a result of a new contract with the Juvenile Institutions Administration of the Commonwealth of Puerto Rico commencing on May 1, 1998,
(iii) increases in revenues at the Company's facilities located in Woods Cross, Utah, Auburn Hills, Michigan, Nevada, Missouri, and Birmingham, Alabama by $0.2 million, $0.4 million, $0.1 million and $0.4 million, respectively due to a total increase in census of 17% between periods (from 64,893 days during the six months ended December 31, 1997 to 76,016 days during the six months ended December 31, 1998) and (iv) an increase in revenues of $1.1 million at the Company's new facility and group home operations located in Dothan, Alabama and South Carolina.

                  The decrease in revenues related to Divested Assets from the six months ended December 31, 1997 to the six months ended December 31, 1998 of $34.7 million is primarily attributable to (i) a decrease of $12.8 million in revenues due to the sale of the Company's managed contract services division and behavioral health care facilities located in Conway, South Carolina, Houma, Louisiana, Mesa, Arizona and DeSoto, Texas on September 28, 1998, (ii) a decrease of $2.8 million in revenues due to the sale of the Company's behavioral health care facility located in Morgantown, West Virginia on September 30, 1998,
(iii) a decrease of $3.4 million in revenues due to the sale of the Company's Greenbrier facility located in Covington, Louisiana on June 2, 1998, (iv) a decrease of $13.2 million in revenues due to the sale of the Company's wholly owned managed behavioral health care business on June 2, 1998, (v) a decrease of $0.5 million in revenues due to the closure of the Company's behavioral health care facility located in Midvale, Utah on December 3, 1998, (vi) a decrease of $1.5 million in revenues due to the closure of the Company's medical sub-acute unit located in Conway, South Carolina in May 1998 and (vii) a decrease of $0.5 million due to the reduction in census of 17% between periods (from 2,087 days during the six months ended December 31, 1997 to 1,740 days during the six months ended December 31, 1998) at the Company's facility located in San Antonio, Texas.

                  Total salaries, wages and benefits decreased form $39.6 million in the six months ended December 31, 1997 to $28.3 million in the six months ended December 31, 1998. Of this amount, salaries, wages and benefits related to Retained Assets totalled $17.5 million during the six months ended December 31, 1998 as compared to $12.7 million during the six months ended December 31, 1997. Salaries, wages and benefits related to Divested Assets totalled $9.5 million during the six months ended December 31, 1998 as compared to $24.7 million during the six months ended December 31, 1997. Corporate wages, salaries and benefits totalled $1.3 million during the six months ended December 31, 1998 as compared to $2.2 million during the six months ended December 31, 1997.

                  The increase in salaries, wages and benefits related to Retained Assets from the six months ended December 31, 1997 to the six months ended December 31, 1998 of $4.8 million is primarily attributable to (i) an increase of $1.1 million due to the opening of the Company's facility in Dothan, Alabama in April 1998, (ii) an increase of $0.8 million due to the start-up of the Company's Puerto Rico operations in May 1998, (iii) an increase of $0.3 million due to the start-up of the South Carolina group home operations in July 1998 and (iv) an increase in salaries, wages and benefits in other Retained Assets of $2.5 million due primarily to a total increase in census of 25% between periods (from 80,088 days during the six months ended December 31, 1997 to 100,147 days during the six months ended December 31, 1998).

                  The decrease in salaries, wages and benefits related to Divested Assets from the six months ended December 31, 1997 to the six months ended December 31, 1998 of $15.2 million is primarily attributable to (i) a decrease of $6.4 million in salaries, wages and benefits due to the sale of the Company's managed contract services division and behavioral health care facilities located in Conway, South Carolina, Houma, Louisiana, Mesa, Arizona and DeSoto, Texas on September 28, 1998, (ii) a decrease of $0.9 million in salaries, wages and benefits due to the sale of the Company's behavioral health care facility located in Morgantown, West Virginia on September 30, 1998, (iii) a decrease of $2.4 million in salaries, wages and benefits due to the sale of the Company's Greenbrier facility located in Covington, Louisiana on June 2, 1998, (iv) a decrease of $4.6 million in salaries, wages and benefits due to the sale of the Company's wholly owned managed behavioral health care business on June 2, 1998, (v) a decrease of $0.2 million in salaries, wages and benefits due to the closure of the Company's behavioral health care facility located in Midvale, Utah on December 3, 1998, (vi) a decrease of $0.5 million in revenues due to the closure of the Company's medical sub-acute unit located in Conway, South Carolina in May 1998 and (vii) a decrease of $0.2 million due to the reduction in census of 17% at the Company's facility located in San Antonio, Texas discussed above.

                  The decrease in salaries, wages and benefits related to the corporate office from 1997 to 1998 of $0.9 million is directly attributable to the termination of approximately 15 employees on or before June 30, 1998 in connection with the Company's change in strategic direction.

                  Other operating expenses decreased from $28.7 million in the six months ended December 31, 1997 to $17.5 million in the six months ended December 31, 1998. Of this amount, other operating expenses related to Retained Assets totalled $8.0 million in 1998 as compared to $6.2 million in 1997. Other operating expenses related to Divested Assets totalled $6.8 million in 1998 as compared to $20.8 million in 1997. Other operating expenses related to the Company's corporate office totalled $2.7 million in 1998 as compared to $1.7 million in 1997.

                  The increase in other operating expenses related to Retained Assets from the six months ended December 31, 1997 to the six months ended December 31, 1998 of $1.8 million is attributable to (i) other operating expenses of the new operations in Dothan, Alabama of $0.4 million, (ii) other operating expenses of $0.4 million related to the start-up of the Company's operations in Puerto Rico, (iii) other operating expenses of $0.1 million attributable to the start-up of the South Carolina group home operations and
(iv) an increase in other operating expenses at the Company's other Retained Assets facilities located in Woods Cross, Utah, Auburn Hills, Michigan, Birmingham, Alabama and Fort Walton Beach, Florida of $0.1 million, $0.5 million, $0.1 million and $0.2 million, respectively, due to a total increase in census of 31% between periods (from 50,450 days during the six months ended December 31, 1997 to 66,323 days during the six months ended December 31, 1998).

                  The decrease in other operating expenses related to Divested Assets from the six months ended December 31, 1997 to the six months ended December 31, 1998 of $14.0 million is attributable to (i) a decrease of $4.4 million in other operating expenses due to the sale of the Company's managed contract services division and behavioral health care facilities located in Conway, South Carolina, Houma, Louisiana, Mesa, Arizona and DeSoto, Texas on September 28, 1998, (ii) a decrease of $0.7 million in other operating expenses due to the sale of the Company's behavioral health care facility located in Morgantown, West Virginia on September 30, 1998, (iii) a decrease of $0.8 million in other operating expenses due to the sale of the Company's Greenbrier facility located in Covington, Louisiana on June 2, 1998, (iv) a decrease of $7.3 million in other operating expenses due to the sale of the Company's wholly-owned managed behavioral health care business on June 2, 1998 and (v) a decrease of $0.8 million in other operating expenses due to the closure of the Company's medical sub-acute unit located in Conway, South Carolina in May 1998.

                  The increase in other operating expenses related to the Company's corporate office from the six months ended December 31, 1997 to the six months ended December 31, 1998 of $1.0 million is attributable to (i) an increase of $0.6 million due to reserves associated with an outstanding legal case and (ii) an increase in other operating expenses of $0.4 million due to expenses incurred in connection with the Company's change in strategic direction.

                  The provision for doubtful accounts decreased from $2.2 million during the six months ended December 31, 1997 to $1.5 million during 1998. The decrease is primarily attributable to the sale and/or closure of the Company's Divested Assets discussed previously. Provision for doubtful accounts as a percentage of total revenues approximated 3.2% and 2.8% for the six months ended December 31, 1998 and 1997, respectively.

                  Depreciation and amortization expense decreased from $3.3 million in the six months ended December 31, 1997 to $1.6 million during the six months ended December 31, 1998. Of this amount, depreciation and amortization related to Retained Assets totalled $1.0 million in both 1998 and 1997. Depreciation and amortization related to Divested Assets was $0.2 million in 1998 as compared to $1.4 million in 1997. Depreciation and amortization related to the corporate office amounted to $0.4 million in 1998 as compared to $0.9 million in 1997.

                  The decrease in depreciation and amortization related to Divested Assets is attributable to the sale and/or closure of the Company's Divested Assets discussed previously.

                  The decrease of $0.5 million in depreciation and amortization related to the corporate office is primarily attributable to the reduction of $21.0 million of cost in excess of net asset value of purchased businesses that was related to the Company's wholly owned managed behavioral health care business which was sold on June 2, 1998.

                  Investment income and other was $0.2 million for both the six months ended December 31, 1997 and the six months ended December 31, 1998. No significant fluctuations were expected since invested balances remained consistent between periods.

                  Interest and other financing charges decreased from $2.8 million in the six months ended December 31, 1997 to $1.7 million in the six months ended December 31, 1998. The decrease was primarily attributable to the partial pre-payment of debt with the use of the proceeds from the aforementioned asset sales in September 1998.

                  On September 30, 1998, the Company completed its previously announced sale of its behavioral health care facility in Morgantown, West Virginia. The Company realized a gain on this transaction of $2.0 million.

                  During the six months ended December 31, 1998, the Company recorded losses related to asset sales and closed businesses of $0.9 million. These losses are primarily attributable to (i) $0.8 million of estimated purchase price adjustments relating to the Company's sale of Divested Assets and
(ii) $0.2 million of costs related to the closure of the Company's facility located in Midvale, Utah in December 1998.

YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED JUNE 30, 1997

                  Total revenues increased from $134.7 million in the year ended June 30, 1997 to $155.2 million in the year ended June 30, 1998. Of this amount, revenues related to Retained Assets totalled $50.9 million in 1998 as compared to $44.7 million in 1997. Revenues related to Divested Assets totalled $104.5 million in 1998 as compared to $85.1 million in 1997. Excluded from Divested and Retained Asset revenues in 1997 are (i) a $2.9 million favorable cash judgment awarded by the courts of the State of Missouri related to one of the Company's Retained Assets and (ii) a $1.5 million benefit related to intermediary audits of prior year cost reports (approximately $1.0 million of this amount related to Divested Assets and $0.5 million related to Retained Assets).

                  The increase in revenues related to Retained Assets from the year ended June 30, 1997 to the year ended June 30, 1998 of $6.2 million is primarily attributable to an increase in revenues from residential treatment centers from $15.4 million in 1997 to $23.1 million in 1998, which is offset by a decrease in revenues from intensive treatment units of $1.3 million. The increase in residential treatment center revenues from fiscal 1997 to fiscal 1998 was primarily due to an increase in total census between years of 58% (from 65,316 days to 103,450 days).

                  The increase in revenues related to Divested Assets from the year ended June 30, 1997 to the year ended June 30, 1998 of $19.4 million is primarily attributable to (i) an increase in managed behavioral healthcare services revenues of $22.3 million related to RMCI, (ii) an increase in the Company's medical subacute unit revenues of $9.2 million attributable to an increase in total census between years, (iii) a decrease in revenues at the Company's Greenbrier facility of $2.7 million due to the closure and sale of the facility in fiscal 1998, (iv) a decrease in revenues generated from the Company's Meadowlake facility which closed in May 1997 of $2.7 million, (v) decreases in revenues in the Company's facilities located in Houma, Louisiana, Midvale, Utah and Mesa, Arizona by $2.5 million, $1.3 million and $1.5 million, respectively, due to a decrease in census between years, and (vi) a decrease in revenues at the Company's management contracts division of $0.9 million due to the loss of certain contracts.

                  Total salaries, wages and benefits increased from $67.8 million in the year ended June 30, 1997 to $82.7 million in the year ended June 30, 1998. Of this amount, salaries, wages and benefits related to Retained Assets totalled $28.0 million in fiscal 1998 as compared to $23.1 million in fiscal 1997. Salaries, wages and benefits related to Divested Assets totalled $48.9 million in fiscal 1998 as compared to $42.0 million in fiscal 1997. Corporate salaries, wages and benefits totalled $5.8 million in fiscal 1998 as compared to $2.7 million in fiscal 1997.

                  The increase in salaries, wages and benefits related to Retained Assets from fiscal 1997 to fiscal 1998 of $4.9 million is primarily attributable to (i) an increase in salaries, wages and benefits of $1.5 million at Gulf Coast Treatment Center due to a full year of operation in fiscal 1998,
(ii) an increase of $0.5 million due to the start-up of the Dothan and Palm Bay facilities, and (iii) an increase in salaries, wages and benefits in other Retained Assets facilities of $3.0 million due to an increase in total census between years.

                  The increase in salaries, wages and benefits related to the Divested Assets from fiscal 1997 to fiscal 1998 of $6.9 million is primarily attributable to (i) an increase in salaries, wages and benefits of the Company's managed care operations of $7.0 million, (ii) an increase of $3.9 million attributable to an increase in total census between years at the Company's medical subacute units, (iii) a decrease in contract management salaries, wages and benefits of $0.8 million due to the loss of contracts, (iv) a decrease in salaries, wages and benefits at the Meadowlake facility of $1.4 million, (v) a decrease in salaries, wages and benefits of the Company's facilities located in Houma, Louisiana, Mesa, Arizona and Midvale, Utah by $2.0 million due to reductions in total census, (vi) a decrease in the Greenbrier facility of $1.0 million due to both a reduction in census and its sale on June 2, 1998 and (vii) an increase in self-insurance reserves of $1.4 million due primarily to negative development of self-insured workers' compensation claims.

                  The increase in salaries, wages and benefits related to the corporate office from fiscal 1997 to fiscal 1998 of $3.1 million is primarily attributable to an increase of $1.2 million in incentive bonuses accruals during 1998 and an increase of $2.0 million due to the hiring of new personnel in fiscal 1998 (primarily related to the acquisition of RMCI and Summa).

                  Other operating expenses increased from $46.8 million in the year ended June 30, 1997 to $64.3 million in the year ended June 30, 1998. Of this amount, other operating expenses related to Retained Assets totalled $14.1 million in 1998 as compared to $11.2 million in 1997. Other operating expenses related to Divested Assets totalled $41.4 million in 1998 as compared to $31.2 million in 1997. Other operating expenses related to the Company's corporate office totalled $8.8 million in 1998 as compared to $4.4 million in 1997.

                  The increase in other operating expenses related to Retained Assets from fiscal 1997 to fiscal 1998 of $2.9 million is attributable to (i) an increase in other operating expenses of $0.5 million at Gulf Coast Treatment Center, (ii) other operating expenses of the new Dothan and Palm Bay facilities and start-up expenses related to a new contract in Puerto Rico of $1.0 million and (iii) an increase in other operating expenses of $1.4 million due to an increase in total census between years at the remainder of the Company's Retained Assets.

                  The increase in other operating expenses related to Divested Assets from fiscal 1997 to fiscal 1998 of $10.2 million is attributable to (i) an increase of $12.5 million in other operating expenses of the Company's managed care operations, (ii) an increase of $1.0 million attributable to an increase in census at the Company's medical subacute units, (iii) a decrease in other operating expenses at the Meadowlake facility of $0.9 million and (iv) a decrease of $2.4 million in other Divested Assets due to decreases in census between years.

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

                  The provision for doubtful accounts increased from $5.7 million in the year ended June 30, 1997 to $6.6 million in the year ended June 30, 1998. Provision for doubtful accounts as a percentage of total revenues approximated 4.2% for fiscal 1997 and fiscal 1998.

                  Depreciation and amortization increased from $5.5 million in the year ended June 30, 1997 to $5.7 million in the year ended June 30, 1998 primarily due to the current year amortization of intangible assets recorded in connection with the managed care acquisition in June 1997 offset by curtailing of depreciation on assets held for sale.

                  Investment income and other decreased from $2.0 million in the year ended June 30, 1997 to $0.3 million in the year ended June 30, 1998. The decrease is primarily due to a $1.3 million derivative transaction entered into during fiscal 1997 in connection with a refinancing effort. No similar such item occurred in fiscal 1998.

                  Interest and other financing charges increased from $5.9 million in the year ended June 30, 1997 to $7.2 million in the year ended June 30, 1998. The increase was primarily attributable to a $1.3 million non-refundable fee charged by a financial institution in connection with an amendment to the Company's credit facility. See "Item 8. Financial Statements and Supplementary Data".

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

                  During the year ended June 30, 1998, the Company recorded losses of approximately $12.5 million related to the sale of the managed care operations and the Three Rivers and Greenbrier facilities. These amounts are reflected as losses related to asset sale and closed businesses in the accompanying statement of operations. See "Item 8. Financial Statements and Supplementary Data".

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

                  The Company recorded a provision for income taxes in fiscal 1998 of $10.0 million, which primarily represents a full valuation allowance on its previously recorded deferred tax assets. The realizability of these assets had been based on the implementation of tax planning strategies that contemplated the sales of certain appreciated property. In connection with the Company's change in strategic direction, the Company determined that those tax planning strategies would not be realized and a full valuation allowance was considered necessary.

YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30, 1996

                  For purposes of comparing the Company's statements of operations between the year ended June 30, 1997 and the year ended June 30, 1996, same facilities exclude Meadowlake Hospital, which the Company decided in fiscal 1997 to lease to another healthcare provider (and which lease commenced in August 1997), and Gulf Coast Treatment Center, which resumed operations in December 1996.

                  Total revenues increased from $116.3 million in the year ended June 30, 1996 to $134.7 million in the year ended June 30, 1997. The change in revenues between years consisted primarily of (i) increases in revenues related to contract management and subacute services of $2.3 million and $7.8 million, respectively, (ii) the impact of intermediary audits of prior year cost reports, which increased revenues in 1997 by $1.5 million but decreased revenues in 1996 by $5.4 million, (iii) a decrease in same facility net inpatient revenues (excluding the impact of prior year cost report settlements) of $2.0 million, or 2.4%, (iv) a decrease in revenues of Meadowlake Hospital of $1.7 million, (v) managed behavioral services revenues realized subsequent to the acquisition of RMCI of $2.0 million and (vi) other revenues recorded in 1997 of $4.2 million. Net outpatient revenues remained stable between years and net patient revenues in 1997 related to Gulf Coast Treatment Center approximated the revenues realized by the Company from the lease of this facility in 1996.

                  During the year ended June 30, 1996, the Company recorded contractual adjustment expenses of approximately $1.9 million related to intermediary audits during 1996 of its prior year cost reports. The overall negative adjustment to the Company's estimated cost report settlements was principally due to an audit of its Havenwyck facility's Blue Cross cost reports for years 1992, 1993, 1994 and 1995. As a result of its negative experience in the fourth quarter of 1996 with respect to estimated cost report settlements, the Company recorded additional contractual adjustment expenses at June 30, 1996 totaling $3.5 million related to possible future adjustments of its cost report settlements by intermediaries. During the year ended June 30, 1997, the Company recorded contractual adjustment benefits of approximately $1.5 million related to intermediary audits of its prior year cost reports. Management believes that its revenues in future periods will not be negatively impacted by future intermediary audits of cost report settlements recorded at June 30, 1997 and 1996.

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

                  Contract management revenues increased by $2.3 million in 1997 due to additional contracts signed and subacute revenues increased by $7.8 million due to additional patient volume, which was possible because of an expansion of the subacute units at two facilities. Also, other revenues included $2.9 million related to a favorable cash judgment awarded the Company by the courts of the State of Missouri. In this matter, the courts ruled that the Company's facility in Nevada, Missouri had received insufficient reimbursement from the Missouri Department of Social Services for the provision of behavioral healthcare to Medicaid patients from 1990 to 1996.

                  Total salaries, wages and benefits increased from $66.3 million in the year ended June 30, 1996 to $67.8 million in the year ended June 30, 1997 primarily as a result of (i) a $3.0 million (5.5%) decrease in same facility salaries, wages and benefits, primarily as a result of the continued shift in the Company's business to residential treatment services, which are less intensive and, consequently, require less staffing, (ii) an increase in contract management salaries, wages and benefits, due to additional contracts, of $1.0 million, (iii) an increase of $2.6 million related to increased volume in the Company's subacute units and (iv) a decrease in salaries, wages and benefits at Meadowlake Hospital of $0.4 million, which was offset by increases at Gulf Coast Treatment Center and managed behavioral services of $0.6 million and $0.8 million, respectively.

                  Other operating expenses in the year ended June 30, 1997 were $46.8 million, compared to $42.4 million in the year ended June 30, 1996. This increase is related to (i) a $3.7 million increase in other operating expenses of the subacute units, (ii) a decrease in same facility other operating expenses of $1.0 million (3.3%), (iii) an increase in other operating expenses associated with Meadowlake Hospital of $0.3 million and (iv) other operating expenses of Gulf Coast Treatment Center and managed behavioral services of $0.5 million and $0.9 million, respectively.

                  The provision for doubtful accounts, which consist primarily of commercial and self-pay accounts receivable deemed uncollectible, remained stable between years, including the percentage of same facility bad debts to same facility revenues, which totalled 4.5% in the year ended June 30, 1997 and 4.4% in the year ended June 30, 1996. The provision for bad debts of Meadowlake Hospital did not change significantly from the prior year and the provision for bad debts of Gulf Coast Treatment Center was not material in 1997.

                  Depreciation and amortization did not change significantly between years.

                  Investment income and other increased from $1.3 million in the year ended June 30, 1996 to $2.1 million in the year ended June 30, 1997. This increase is primarily a result of $1.3 million of income recorded on a derivative transaction entered into earlier in fiscal 1997 in connection with a previous refinancing effort.

                  Interest expense decreased from $6.9 million in the year ended June 30, 1996 to $5.9 million in the year ended June 30, 1997. This decrease related to debt reductions made in 1996 and 1997 on the Company's senior and subordinated secured notes and variable rate demand revenue bonds outstanding. As stated elsewhere, this debt was refinanced by the Company on September 30, 1997.

                  Primarily in the fourth quarter of the year ended June 30, 1996, the Company recorded losses totaling approximately $4.5 million related to additional asset write-downs, cost report settlements and other adjustments related to businesses which closed at various times prior to 1996, a reserve for disproportionate share payments which the State of Louisiana has contended were improperly paid to two of the Company's Louisiana facilities in fiscal 1995 and 1994 (see "Results of Operations" above) and lease commitments and other costs incurred in connection with the Company's decision to relocate its corporate headquarters.

                  Pursuant to the principles of measurement contained in SFAS No. 121 and the Company's expectations, the Company recorded asset impairment charges in its year ended June 30, 1996 statement of operations of approximately $5.5 million. This amount includes an asset impairment charge related to the Company's investment in another healthcare enterprise of approximately $1.5 million, based on an assessment of the future cash flows expected to be realized by the Company from this business. The Company reviewed the value of its long-lived assets throughout 1997 and determined there were no impairment indicators in 1997.

                  The Company recorded a $1.7 million provision for income taxes in the year ended June 30, 1997, which approximated the statutory tax rate, and a $2.9 million benefit for income taxes in the year ended June 30, 1996. The income tax benefit recorded in fiscal year 1996 was recorded at an effective tax rate significantly less than the statutory tax rate due to a deferred tax valuation allowance of $4.4 million at June 30, 1996.

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

IMPACT OF YEAR 2000

                  The Company has determined that it will be required to upgrade certain portions of its software, hardware and equipment so that its systems and equipment will function properly with respect to dates in the year 2000 and thereafter. Year 2000 problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the "Millennium Bug" or "Year 2000 Problem".

                  While the estimated costs of Year 2000 are not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect. The total cost of the Year 2000 project is estimated at $450,000, primarily for the purchase of new software that will be capitalized. To date, the Company has incurred approximately $350,000 related to the assessment of, and preliminary efforts on, developing its Year 2000 compliance project plan, purchase of new software and equipment, and installation of vendor upgrades.

                  The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company has commenced the process of modifying, upgrading, and replacing major systems that have been identified as adversely affected, and expects to complete this process by June 1999. The Company will utilize both internal and external resources to upgrade and test certain software for Year 2000 readiness.

                  In addition to computers and related systems, the operation of medical equipment, office and facilities equipment and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of remediating, the Year 2000 Problem on its office and facilities equipment. The Company has determined that affected systems do not include those used within the Company for individual care.

                  The Company estimates the total cost of $450,000 to complete any required modifications, upgrades, or replacements of these internal systems will not have a material adverse effect on the Company's business or results of operations. This estimate is being monitored and will be revised as additional information becomes available.

                  The Company has initiated communications with its major suppliers to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of these suppliers. Thus, while the Company expected that it will be able to resolve any significant Year 2000 Problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these suppliers to resolve Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

                  Management believes that the most significant risk to the Company for the Year 2000 Problem is the effect such issues may have on third-party payors, such as Medicare. News reports have indicated that various agencies of the federal government may have difficulty becoming Year 2000 compliant before the Year 2000. The Company has not yet undertaken to quantify the effects of such noncompliance or to determine whether such quantification is even possible. The Company has limited or no control over the actions of these third-party payors. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with these payors, there can be no assurance that these payors will resolve any or all Year 2000 Problems with their systems before the occurrence of a material disruption to the business of the Company. Any failure of these third-party payors to resolve Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

                  The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. The Company expects to complete its contingency plans by June 1999. Depending on systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of back up equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

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

                         LIQUIDITY AND CAPITAL RESOURCES

                  At June 30, 1997, June 30, 1998 and December 31, 1998, the Company had $10.0 million, $1.3 million and ($3.1) million, respectively, in working capital and $1.7 million, $2.9 million and $1.4 million, respectively, in cash and cash equivalents. The Company's principal sources of liquidity as of June 30, 1997, June 30, 1998 and December 31, 1998 consisted primarily of the aforementioned cash equivalents and accounts receivable of $25.8 million, $12.0 million and $12.8 million, respectively.

                  For the years ended June 30, 1997 and 1998, cash provided by operating activities was $9.6 million and $1.6 million, respectively. The decrease of $8.0 million was primarily a result of net operating losses during the year ended June 30, 1998, adjusted for non-cash expenses. For the six months ended December 31, 1997 and 1998, cash used in operations was $0.1 million and $5.9 million, respectively, an increase of $5.8 million resulting primarily from net operating losses during the six months ended December 31, 1998 adjusted for non-cash expenses.

                  Cash used in investing activities was $3.4 million for the year ended June 30, 1997 compared to cash provided by investing activities of $11.4 million for the year ended June 30, 1998. The increase of $14.8 million is primarily due to proceeds received from the sale of the Company's managed care business on June 2, 1998, Greenbrier facility on June 2, 1998 and Three Rivers facility on May 4, 1998. During the year ended June 30, 1997, the Company also had an increase in cash outlays for the purchase of the Palm Bay and Dothan facilities. Cash used in investing activities was $3.1 million for the six months ended December 31, 1997 compared to cash provided by investing activities of $26.5 million during the six months ended December 31, 1998. The increase of $29.6 million is primarily due to proceeds received by the Company for (i) the sale of its management contract services subsidiary and behavioral health care facilities in Conway, South Carolina, Houma, Louisiana, Mesa, Arizona and DeSoto, Texas on September 28, 1998, (ii) a sale/leaseback transaction with the Company's facility in Auburn Hills, Michigan on September 28, 1998 and (iii) the sale of a behavioral health care facility in Morgantown, West Virginia on September 30, 1998.

                  The fluctuations in cash provided by and cash used in financing activities for the years ended June 30, 1997 and June 30, 1998 and the six months ended December 31, 1997 and 1998 were primarily a result of the payments on debt from proceeds of the aforementioned asset sales and debt amendments and refinancings during the periods. See "Item 8. Financial Statement sand Supplementary Data".

                  On September 30, 1997, the Company refinanced its then existing credit facilities with proceeds from a credit facility from a financial institution consisting of (i) a term loan of $12.5 million and a term loan of $10.0 million (the "Term Loans"), (ii) a revolving credit facility of up to the lesser of $16.5 million or the borrowing base of the Company's receivables (the "Revolving Credit Loan") and (iii) subordinated bridge notes, of which $15.0 million was purchased by the financial institution ("Series A Bridge Notes") and $2.5 million was purchased by Ramsay Holdings (the "Series B Bridge Notes") (collectively referred to as the "Bridge Facility").

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

                  The September 30, 1997 proceeds from the Term Loans, Revolving Credit Loans, the Bridge Facility, the Series 1997 Preferred Stock and the Series 1997-A Preferred Stock were used as follows: a) principal repayments of $27.5 million of 11.6% senior secured notes and $1.4 million of 15.6% subordinated secured notes held by a group of insurance companies, b) repayment of $3.4 million of bank debt created on September 2, 1997 upon the redemption of one of the Company's variable rate revenue bonds, c) repayment of approximately $0.9 million of accrued interest on the above obligations, d) creation of a cash collateral account in an amount totaling approximately $12.9 million which was used to redeem the remaining variable rate revenue bonds and to pay accrued interest thereon on their redemption dates of November 3, 1997 and December 1, 1997, e) repayment of $2.5 million of the $2.8 million loan from Ramsay Hospitals, f) payment of a $2.2 million prepayment penalty to the group of insurance companies holding the senior and subordinated secured notes and g) transaction costs totaling approximately $2.8 million. In order to satisfy these payments, the amount drawn down on the Revolver totaled approximately $8.3 million on September 30, 1997. In conjunction with the refinancing, the Company recorded a loss on extinguishment of debt of approximately $3.4 million in the first quarter of fiscal year 1998.

                  In connection with the Company's change in strategic direction and asset sales, the Credit Agreement and Subordinated Note Purchase Agreements were amended and restated on March 27, 1998, May 20, 1998, June 29, 1998 and July 29, 1998 and amended and restated as of September 30, 1998 (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility also extended the maturity of the debt to September 30, 1999. During the fourth quarter of fiscal year end June 30, 1998, the Company prepaid a portion of the Senior Credit Facility and recorded a loss on extinguishment of $0.9 million.

                  As required by the Amended and Restated Credit Facility, in September 1998 the Company used the net proceeds from the sales of assets to (i) repay in full the Term Loans, (ii) repay in full the Series A Bridge Notes,
(iii) redeem all of the outstanding shares of the Series 1997 Preferred Stock, including accrued dividends, (iv) pay $1.5 million in previously incurred fees to the financial institution and (v) repay a portion of the Revolving Credit Loan.

                  In connection with the aforementioned prepayment of indebtedness and refinancing, during the six months ended December 31, 1998, the Company recorded a loss from early extinguishment of debt of approximately $2.8 million.

                  On October 30, 1998, the Company refinanced the Amended and Restated Credit Facility with proceeds from a credit facility consisting of term and revolving credit debt totaling $22.0 million (the "Senior Credit Facility").

                  Under the terms of the Senior Credit Facility, the Company was provided with (i) a term loan of $8.0 million (the "Term Loan"), payable in 54 monthly installments ranging from $0.1 million to $0.2 million, beginning May 1, 1999, with a final installment of $1.0 million due on October 30, 2003, (ii) a revolving credit facility (the "Revolver") for an amount up to the lesser of $8.0 million or the borrowing base of the Company's receivables (as defined in the agreement) and (iii) an acquisition loan (the "Acquisition Loan") commitment of up to $6.0 million, beginning March 1, 1999. As of March 17, 1999, $0.5 million had been drawn under the Revolver. No amounts had been drawn under the Acquisition Loan.

                  Interest on the Term Loan and the Revolver varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.5% to 2.0% (9.75% at December 31, 1998), based on the Company's ratio of total indebtedness to EBITDA (as defined in the Senior Credit Facility) or (ii) a function of the Eurodollar rate plus a margin ranging from 2.0% to 3.5%, based on the Company's ratio of total indebtedness to EBITDA.

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

                  The Senior Credit Facility requires that the Company meet certain covenants, including (i) the maintenance of certain fixed charge coverage, interest coverage and leverage ratios, (ii) the maintenance of certain proforma availability levels (as defined in the Senior Credit Facility) and
(iii) a limitation on capital expenditures. The Senior Credit Facility also prohibits the payment of cash dividends to common stockholders of the Company until the Company's EBITDA exceeds $7.8 million.

                  The Company failed to maintain the required fixed charge coverage, interest coverage and leverage ratios as of December 31, 1998. The Company's lender has agreed to waive these requirements as of December 31, 1998 and amend the definition of EBITDA for purposes of calculating the covenants in the future.

                  The Company has pledged substantially all of its real property, receivables and other assets as collateral for the Senior Credit Facility.

                  On March 25, 1998, the Company entered into a Junior Subordinated Note Purchase Agreement, with a corporate affiliate of Mr. Ramsay in an aggregate principal amount of $5.0 million plus accrued interest. On December 16, 1998, the Company and the corporate affiliate of Mr. Ramsay agreed to convert the outstanding balance of the junior subordinated note, including accrued interest, into 1,071,227 shares of the Company's Common Stock (see "Item
8. Notes to Consolidated Financial Statements" - "Note 9. Stockholders' Equity and Redeemable Preferred Stock").

                  During the six months ended December 31, 1998, the Company and the corporate affiliate of Mr. Ramsay agreed to (i) convert the outstanding balance of the Series B Bridge Note, including accrued interest, into 609,123 shares of the Company's Common Stock and (ii) convert the Series 1997-A Preferred Stock, including accrued dividends, into 1,310,227 shares of the Company's Common Stock (see "Item 8. Notes to Consolidated Financial Statements"
- "Note 9. Stockholders' Equity and Redeemable Preferred Stock").

                  In fiscal 1997, the Company contemplated a separate refinancing of its credit facilities and in connection therewith, the Company entered into a derivative transaction in March 1997 to fix the interest rate on the underlying debt instrument. As a result of the Company's decision to refinance its credit facilities as described above, in the fourth quarter of fiscal 1997, the Company recorded income on the derivative transaction of approximately $1.3 million and wrote-off approximately $0.6 million of costs directly related to this previous refinancing effort.

                  The Company's current cash requirements relate to its normal operating expenses and routine capital improvements at its youth service facilities, the expansion of its youth service business, the payment of restructuring changes, principally severance, and the payment of liabilities associated with the sales of its Divested Assets.

                  Management of the Company believes that it can meet its current cash requirements and future identifiable needs with internally generated funds from operations and the Senior Credit Facility.

                  As previously mentioned, on October 30, 1998, the Company completed the private placement of an aggregate of 1,037,037 shares of Common Stock to its Chief Executive Officer, Paul Ramsay Holdings Pty. Limited ("Ramsay Holdings"), a corporate affiliate of Paul J. Ramsay, the Chairman of the Board of the Company and the principal stockholder of the Company, and other unrelated persons, all at a price per share of $3 3/8, the closing bid price of the Common Stock on The NASDAQ Stock Market of October 26, 1998 (the date of the various subscription agreements).

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following consolidated financial statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 14(a)(1):

                                                                                    PAGE
                                                                                   NUMBER
                                                                                   ------
Report of Independent Certified Public Accountants...................                28
Consolidated Balance Sheets - December 31, 1998, June 30, 1998
     and June 30, 1997...............................................                29
Consolidated Statements of Operations - For the Six Months
     Ended December 31, 1998 and 1997 (unaudited) and for the
     Years Ended June 30, 1998, 1997 and 1996........................                31
Consolidated Statements of Redeemable Preferred Stock and
     Stockholders' Equity - For the Six Months Ended December 31, 1998 and for
     the Years Ended June 30, 1998, 1997 and
     1996............................................................                32
Consolidated Statements of Cash Flows - For the Six Months Ended December 31,
     1998 and 1997 (unaudited) and for the
     Years Ended June 30, 1998, 1997 and 1996........................                33
Notes to Consolidated Financial Statements...........................                34


         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Ramsay Youth Services, Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheets of Ramsay Youth Services, Inc. and subsidiaries (the "Company") as of December 31, 1998, June 30, 1998, and June 30, 1997, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity, and cash flows for the six month period ended December 31, 1998 and for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ramsay Youth Services, Inc. and subsidiaries at December 31, 1998, June 30, 1998 and June 30, 1997, and the consolidated results of their operations and their cash flows for the six month period ended December 31, 1998 and for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

                                   ERNST & YOUNG LLP






Miami, Florida
March 15, 1999

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30,
                                                        DECEMBER 31,   ---------------------------
                                                            1998           1998           1997
                                                        ------------   ------------   ------------
ASSETS

Current assets
    Cash and cash equivalents .......................   $  1,422,000   $  2,907,000   $  1,723,000
    Accounts receivable, net ........................     12,859,000     12,023,000     25,802,000
    Amounts due from third-party contractual agencies      4,699,000      7,114,000      5,653,000
    Other receivables ...............................      2,420,000      2,138,000      3,139,000
    Other current assets ............................      1,100,000      1,084,000      1,699,000
    Net assets held for sale ........................             --     25,768,000             --
                                                        ------------   ------------   ------------
        Total current assets ........................     22,500,000     51,034,000     38,016,000


Other assets
    Cash held in trust ..............................      1,856,000      1,964,000        827,000
    Cost in excess of net asset value of purchased
      businesses ....................................      1,792,000      1,318,000     19,281,000
    Other intangible assets .........................        578,000             --      4,680,000
    Unamortized loan costs ..........................      1,041,000      2,397,000      1,837,000
    Deferred income taxes ...........................             --             --      9,411,000
    Other noncurrent assets .........................             --             --      1,155,000
    Net assets held for sale ........................      2,044,000             --             --
                                                        ------------   ------------   ------------
        Total other assets ..........................      7,311,000      5,679,000     37,191,000


Property and equipment
    Land ............................................      2,721,000      2,648,000      5,025,000
    Buildings and improvements ......................     28,456,000     29,698,000     71,190,000
    Equipment, furniture and fixtures ...............     12,148,000     11,422,000     22,294,000
                                                        ------------   ------------   ------------
                                                          43,325,000     43,768,000     98,509,000

    Less accumulated depreciation ...................     16,998,000     15,390,000     32,527,000
                                                        ------------   ------------   ------------
                                                          26,327,000     28,378,000     65,982,000
                                                        ------------   ------------   ------------

                                                        $ 56,138,000   $ 85,091,000   $141,189,000
                                                        ============   ============   ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         JUNE 30,
                                                               DECEMBER 31,    ------------------------------
                                                                   1998            1998            1997
                                                              -------------    -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable .......................................   $   4,891,000    $   6,040,000    $   7,284,000
   Accrued salaries and wages .............................       2,533,000        3,973,000        6,282,000
   Hospital and medical claims payable ....................              --               --        1,975,000
   Other accrued liabilities ..............................       9,893,000        9,609,000        5,218,000
   Amounts due to third-party contractual agencies ........       7,565,000        8,853,000        7,075,000
   Current portion of long-term debt ......................         675,000       21,219,000          222,000
                                                              -------------    -------------    -------------
         Total current liabilities ........................      25,557,000       49,694,000       28,056,000

Noncurrent liabilities
   Other accrued liabilities ..............................      10,817,000       13,046,000        6,617,000
   Long-term debt, less current portion ...................       7,332,000       14,398,000       35,632,000
   Short term debt expected to be refinanced ..............              --               --       11,622,000
   Minority interests .....................................              --           25,000           80,000


Redeemable preferred stock ................................              --        6,740,000               --

Commitments and contingencies

Stockholders' equity
   Class B convertible preferred stock, Series C, $1 par
       value - authorized 152,321 shares; none issued or
       outstanding at December 31, 1998, 142,486 shares
       issued and outstanding at June 30, 1998 and 1997 ...              --          414,000          504,000
   Class B convertible preferred stock, Series 1996, $1 par
       value - authorized 100,000 shares; none issued or
       outstanding at December 31, 1998, 100,000 shares
       issued and outstanding at June 30, 1998 and 1997 ...              --        3,113,000        3,121,000
   Common stock $.01 par value - authorized 30,000,000
       shares; issued 9,079,245 shares at December 31,
       1998, 3,817,800 shares at June 30, 1998 and
       3,716,880 shares at June 30, 1997 ..................          90,000           38,000           37,000
   Additional paid-in capital .............................     126,075,000      107,093,000      106,407,000
   Accumulated deficit ....................................    (109,834,000)    (105,571,000)     (46,988,000)
   Treasury stock - 193,850 common shares at December 31,
       1998, June 30, 1998 and June 30, 1997, at cost .....      (3,899,000)      (3,899,000)      (3,899,000)
                                                              -------------    -------------    -------------
           Total stockholders' equity .....................      12,432,000        1,188,000       59,182,000
                                                              -------------    -------------    -------------

                                                              $  56,138,000    $  85,091,000    $ 141,189,000
                                                              =============    =============    =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     SIX MONTHS ENDED DECEMBER              YEAR ENDED JUNE 30,
                                                                31,
                                                    ---------------------------- -------------------------------------------
                                                        1998           1997          1998           1997           1996
                                                    -------------  ------------- -------------  -------------  -------------
                                                                   (unaudited)
Revenues:
   Provider-based revenue......................     $47,892,000    $64,327,000    $130,884,000  $132,705,000   $116,305,000
   Managed care revenue........................             ---     13,208,000      24,313,000     1,964,000            ---
                                                    -------------  ------------- -------------  -------------  -------------
TOTAL REVENUES.................................      47,892,000     77,535,000     155,197,000   134,669,000    116,305,000
                                                    -------------  ------------- -------------  -------------  -------------

Operating Expenses:
   Salaries, wages and benefits................      28,313,000     39,604,000      82,740,000    67,793,000     66,259,000
   Other operating expenses....................      17,470,000     23,313,000      53,486,000    45,115,000     42,387,000
   Managed care patient costs..................             ---      5,396,000      10,766,000     1,704,000            ---
   Provision for doubtful accounts.............       1,549,000      2,193,000       6,649,000     5,688,000      5,805,000
   Depreciation and amortization...............       1,627,000      3,281,000       5,714,000     5,473,000      5,490,000
   Restructuring charges.......................             ---            ---       2,349,000           ---            ---
   Asset impairment charges....................             ---            ---      18,316,000           ---      5,485,000
                                                    -------------  ------------- -------------  -------------  -------------
TOTAL OPERATING EXPENSES.......................      48,959,000     73,787,000     180,020,000   125,773,000    125,426,000
                                                    -------------  ------------- -------------  -------------  -------------

Income (loss) from operations                        (1,067,000)     3,748,000     (24,823,000)    8,896,000     (9,121,000)

Non-operating income (expenses):
   Investment income and other.................         178,000        197,000         256,000     2,050,000      1,118,000
   Gain on sale of assets......................       2,039,000            ---             ---           ---            ---
   Interest and other financing charges........      (1,655,000)    (2,791,000)     (7,230,000)   (5,942,000)    (6,892,000)
   Losses related to asset sales and closed
     businesses...............................         (947,000)           ---     (12,483,000)          ---     (4,473,000)
                                                    -------------  ------------- -------------  -------------  -------------
     Total non-operating expenses, net.........        (385,000)    (2,594,000)    (19,457,000)   (3,892,000)   (10,247,000)

INCOME (LOSS) BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM..........................      (1,452,000)     1,154,000     (44,280,000)    5,004,000    (19,368,000)

Provision (benefit) for income taxes...........             ---            ---       9,981,000     1,726,000     (2,887,000)
                                                    -------------  ------------- -------------  -------------  -------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM              (1,452,000)     1,154,000     (54,261,000)    3,278,000    (16,481,000)
Extraordinary item:
   Loss from early extinguishment of debt......      (2,811,000)    (3,574,000)     (4,322,000)          ---            ---
                                                    -------------  ------------- -------------  -------------  -------------

NET INCOME (LOSS)..............................     $(4,263,000)   $(2,420,000)   $(58,583,000)    $3,278,000   $(16,481,000)
                                                    =============  ============= =============  =============  =============

Income (loss) attributable to common
   stockholders before extraordinary item......     $(2,108,000)      $750,000    $(55,226,000)   $2,916,000   $(16,843,000)

Extraordinary item.............................      (2,811,000)    (3,574,000)     (4,322,000)          ---            ---
                                                    -------------  ------------- -------------  -------------  -------------

Income (loss) attributable to common stockholders   $(4,919,000)   $(2,824,000)   $(59,548,000)   $2,916,000   $(16,843,000)
                                                    =============  ============= =============  =============  =============

Income (loss) per common share:
   Basic:
     Before extraordinary item.................           $(.47)          $.21         $(15.36)        $1.04         $(6.37)
     Extraordinary item:
       Loss from early extinguishment of debt..            (.63)         (1.00)          (1.20)         ---            ---
                                                    -------------  ------------- -------------  -------------  -------------

                                                         $(1.10)         $(.79)        $(16.56)        $1.04         $(6.37)
                                                    =============  ============= =============  =============  =============

   Diluted:
     Before extraordinary item.................           $(.47)          $.18         $(15.36)         $.96         $(6.37)
     Extraordinary item:
       Loss from early extinguishment of debt..            (.63)          (.86)          (1.20)         ---            ---
                                                    -------------  ------------- -------------  -------------  -------------
                                                         $(1.10)         $(.68)        $(16.56)         $.96         $(6.37)
                                                    =============  ============= =============  =============  =============

Weighted average number of common
 shares outstanding:
   Basic.......................................       4,487,000      3,574,000       3,595,000     2,801,000      2,643,000
                                                    =============  ============= =============  =============  =============
   Diluted.....................................       4,487,000      4,139,000       3,595,000     3,409,000      2,643,000
                                                    =============  ============= =============  =============  =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

,

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                            AND STOCKHOLDERS' EQUITY

                                   CONVERTIBLE                     CLASS B        CLASS B
                                    REDEEMABLE    REDEEMABLE     CONVERTIBLE     CONVERTIBLE
                                    PREFERRED      PREFERRED      PREFERRED       PREFERRED
                                      STOCK         STOCK           STOCK          STOCK          COMMON
                                   SERIES 1997   SERIES 1997-A     SERIES C      SERIES 1996       STOCK
                                  -------------  -------------  -------------   -------------   -------------
BALANCE AT JUNE 30, 1995          $          --  $          --  $     233,000   $          --   $      28,000

Exercise of stock options
  (3,000 shares) ...............             --             --             --              --              --
Shares issued in connection
  with employee stock purchase
  plan (21,760 shares) .........             --             --             --              --              --
Other shares issued (289,553
  shares) ......................             --             --             --              --           1,000
Dividends on Class B
  convertible preferred stock,
  Series C .....................             --             --             --              --              --
Net loss .......................             --             --             --              --              --
                                  -------------  -------------  -------------   -------------   -------------
BALANCE AT JUNE 30, 1996                     --             --        233,000              --          29,000

Shares issued in connection
  with employee stock purchase
  plan (5,286 shares) ..........             --             --             --              --              --
Shares issued in connection
  with management and
  directors' fees (131,282
  shares) ......................             --             --             --              --           1,000
Issuance of common stock
  (711,942 shares) and Series
  1996 preferred stock (100,000
  shares and accrued dividends
  of $121,000) in connection
  with merger, net of costs ....             --             --             --       3,121,000           7,000
Issuance of warrants (83,333
  shares) ......................             --             --             --              --              --
Dividends on Class B
  convertible preferred stock, .             --
  Series C .....................             --             --        271,000              --              --
Net income .....................             --             --             --              --              --
                                  -------------  -------------  -------------   -------------   -------------
BALANCE AT JUNE 30, 1997                     --             --        504,000       3,121,000          37,000

Issuance of preferred stock ....      2,400,000      4,000,000             --              --              --
Dividends on Series 1997
  preferred stock ..............         69,000             --             --              --              --
Dividends on Series 1997-A
  preferred stock ..............             --        271,000             --              --              --
Dividends on Class B
  convertible preferred stock,
  Series C .....................             --             --        362,000              --              --
Dividends on Class B
  convertible preferred stock,
  Series 1996 ..................             --             --             --         150,000              --
Accrued dividends exchanged for
  preferred stock, Series 1997-A             --             --       (452,000)       (158,000)             --
Issuance of common stock
  (83,333 shares) in connection
  with merger ..................             --             --             --              --           1,000
Issuance of warrants (166,667
  shares) in connection with
  merger .......................             --             --             --              --              --
Issuance of common stock in
  connection with employee
  stock purchase plan (6,486
  shares) ......................             --             --             --              --              --
Exercise of stock options
  (11,100 shares) ..............             --             --             --              --              --
Issuance of options to purchase
  common stock .................             --             --             --              --              --
Net loss .......................             --             --             --              --              --
                                  -------------  -------------  -------------   -------------   -------------
BALANCE AT JUNE 30, 1998              2,469,000      4,271,000        414,000       3,113,000          38,000

Issuance of common stock in
  connection with employment
  agreement (33,333 shares) ....             --              --             --              --              --
Issuance of common stock in
  connection with employee
  stock purchase plan (2,044
  shares) ......................             --              --             --              --              --
Issuance of common stock
  (1,037,037 shares) in
  connection with private
  placement, net of costs ......             --              --             --              --          10,000
Dividends on Class B
  convertible redeemable Series
  1997 preferred stock .........        (69,000)             --             --              --              --
Dividends on Class B redeemable
  Series 1997-A preferred stock              --         151,000             --              --              --
Dividends on Class B
  convertible preferred stock,
  Series C .....................             --              --        166,000              --              --
Dividends on Class B
  convertible preferred stock,
  Series 1996 ..................             --              --             --          68,000              --
Redemption of preferred stock,
  Series 1997 ..................     (2,625,000)             --             --              --              --
Redemption premium on preferred
  stock, Series 1997 ...........        125,000              --             --              --              --
Accretion of offering costs on
  preferred stock ..............        100,000              --             --              --              --
Issuance of common stock
  (1,310,222 shares) in
  connection with conversion of
  Class B redeemable preferred
  stock, Series 1997-A .........             --      (4,422,000)            --              --          13,000
Issuance of common stock
  (753,285 shares) in
  connection with
  conversion of Class B
  convertible preferred stock,
  Series C .....................             --              --       (580,000)             --           8,000
Issuance of common stock
  (445,469 shares) in
  connection with conversion of
  Class B convertible preferred
  stock, Series 1996 ...........             --              --             --      (3,181,000)          4,000
Issuance of common stock
  (609,123 shares) in
  connection with conversion of
  Senior Subordinated Bridge
  Note, including accrued
  interest .....................             --              --             --              --           6,000
Issuance of common stock
  (1,071,227 shares) in
  connection with conversion of
  Junior Subordinated Note,
  including accrued interest ...             --              --             --              --          11,000
Net loss .......................             --              --             --              --              --
                                  -------------   -------------  -------------   -------------   -------------
BALANCE AT DECEMBER 31, 1998 ...
                                  $          --   $          --  $          --   $          --   $      90,000
                                  =============   =============  =============   =============   =============



                                    ADDITIONAL
                                      PAID-IN       ACCUMULATED      TREASURY
                                      CAPITAL        (DEFICIT)         STOCK
                                   -------------   -------------   -------------
BALANCE AT JUNE 30, 1995 .......   $  99,202,000   $ (33,785,000)  $  (3,899,000)

Exercise of stock options
  (3,000 shares) ...............          10,000              --              --
Shares issued in connection
  with employee stock purchase
  plan (21,760 shares) .........          70,000              --              --
Other shares issued (289,553
  shares) ......................       1,036,000              --              --
Dividends on Class B
  convertible preferred stock,
  Series C .....................        (362,000)             --              --
Net loss .......................              --     (16,481,000)             --
                                   -------------   -------------   -------------
BALANCE AT JUNE 30, 1996 .......      99,956,000     (50,266,000)     (3,899,000)

Shares issued in connection
  with employee stock purchase
  plan (5,286 shares) ..........          40,000              --              --
Shares issued in connection
  with management and
  directors' fees (131,282
  shares) ......................         921,000              --              --
Issuance of common stock
  (711,942 shares) and Series
  1996 preferred stock (100,000
  shares and accrued dividends
  of $121,000) in connection
  with merger, net of costs ....       5,640,000              --              --
Issuance of warrants (83,333
  shares) ......................         212,000              --              --
Dividends on Class B
  convertible preferred stock, .
  Series C .....................        (362,000)             --              --
Net income .....................              --       3,278,000              --
                                   -------------   -------------   -------------
BALANCE AT JUNE 30, 1997 .......     106,407,000     (46,988,000)     (3,899,000)

Issuance of preferred stock ....              --              --              --
Dividends on Series 1997
  preferred stock ..............        (181,000)             --              --
Dividends on Series 1997-A
  preferred stock ..............        (271,000)             --              --
Dividends on Class B
  convertible preferred stock,
  Series C .....................        (362,000)             --              --
Dividends on Class B
  convertible preferred stock,
  Series 1996 ..................        (150,000)             --              --
Accrued dividends exchanged for
  preferred stock, Series 1997-A              --              --              --
Issuance of common stock
  (83,333 shares) in connection
  with merger ..................         812,000              --              --
Issuance of warrants (166,667
  shares) in connection with
  merger .......................         657,000              --              --
Issuance of common stock in
  connection with employee
  stock purchase plan (6,486
  shares) ......................          46,000              --              --
Exercise of stock options
  (11,100 shares) ..............         112,000              --              --
Issuance of options to purchase
  common stock .................          23,000              --              --
Net loss .......................              --     (58,583,000)             --
                                   -------------   -------------   -------------
BALANCE AT JUNE 30, 1998 .......     107,093,000    (105,571,000      (3,899,000)

Issuance of common stock in
  connection with employment
  agreement (33,333 shares) ....         175,000              --            --
Issuance of common stock in
  connection with employee
  stock purchase plan (2,044
  shares) ......................          10,000              --            --
Issuance of common stock
  (1,037,037 shares) in
  connection with private
  placement, net of costs ......       3,304,000              --            --
Dividends on Class B
  convertible redeemable Series
  1997 preferred stock .........         (45,000)             --            --
Dividends on Class B redeemable
  Series 1997-A preferred stock         (150,000)             --            --
Dividends on Class B
  convertible preferred stock,
  Series C .....................        (166,000)             --            --
Dividends on Class B
  convertible preferred stock,
  Series 1996 ..................         (68,000)             --            --
Redemption of preferred stock,
  Series 1997 ..................              --              --
Redemption premium on preferred
  stock, Series 1997 ...........        (125,000)             --            --
Accretion of offering costs on
  preferred stock ..............        (100,000)             --            --
Issuance of common stock
  (1,310,222 shares) in
  connection with conversion of
  Class B redeemable preferred
  stock, Series 1997-A .........       4,409,000              --            --
Issuance of common stock
  (753,285 shares) in
  connection with with
  conversion of Class B
  convertible preferred stock,
  Series C .....................         572,000              --            --
Issuance of common stock
  (445,469 shares) in
  connection with conversion of
  Class B convertible preferred
  stock, Series 1996 ...........       3,177,000              --            --
Issuance of common stock
  (609,123 shares) in
  connection with conversion of
  Senior Subordinated Bridge
  Note, including accrued
  interest .....................       2,577,000              --            --
Issuance of common stock
  (1,071,227 shares) in
  connection with conversion of
  Junior Subordinated Note,
  including accrued interest ...       5,412,000              --            --
Net loss .......................              --      (4,263,000)           --
                                   -------------   -------------   -----------

BALANCE AT DECEMBER 31, 1998 ...   $ 126,075,000   $(109,834,000)  $(3,899,000)
                                   =============   =============   ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      SIX MONTHS ENDED DECEMBER 31,             YEAR ENDED JUNE 30,
                                                      -----------------------------  ------------------------------------------
                                                           1998           1997           1998           1997           1996
                                                      -------------   -------------  ------------   ------------   ------------
                                                                         (unaudited)
Operating activities
    Net income (loss) ...............................  $ (4,263,000)  $ (2,420,000)  $(58,583,000)  $  3,278,000   $(16,481,000)
    Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating
        activities:
       Depreciation .................................       349,000      1,125,000      2,229,000      1,152,000      1,512,000
       Amortization, including loan costs ...........     1,316,000      2,299,000      4,123,000      4,681,000      4,491,000
       Asset impairment charges .....................            --             --     18,316,000             --      5,485,000
       Loss from early extinguishment of debt .......     2,811,000      3,574,000      4,322,000             --             --
       Write-off of development and other costs .....            --             --             --        571,000        381,000
       Loss related to asset sales and closed
         businesses .................................       947,000             --     12,483,000             --             --
       Gain on sale of assets .......................    (2,039,000)            --             --             --             --
       Provision (benefit) for deferred income taxes             --             --      9,411,000      1,222,000     (2,887,000)
       Provision for doubtful accounts ..............     1,549,000      2,193,000      6,649,000      5,688,000      5,805,000
       Management and director fees paid in common
         stock ......................................            --             --             --        922,000        600,000
       Expenses paid with equity instruments ........            --             --         23,000        212,000             --
Change in operating assets and liabilities net of
    effects of business acquired
       Accounts receivable ..........................    (1,588,000)    (3,426,000)    (5,031,000)    (6,992,000)    (7,651,000)
       Other current assets .........................     1,987,000       (567,000)      (876,000)     1,287,000     (1,632,000)
       Accounts payable .............................    (1,182,000)    (2,075,000)     1,011,000      1,505,000      1,105,000
       Accrued salaries, wages and other liabilities.    (5,448,000)      (819,000)     5,713,000     (2,536,000)     9,202,000
       Amounts due to third-party contractual
          agencies ..................................    (1,288,000)        63,000      1,778,000     (1,360,000)     3,439,000
                                                       ------------   ------------   ------------   ------------   ------------
            Total adjustments .......................    (2,586,000)     2,367,000     60,151,000      6,352,000     19,850,000
                                                       ------------   ------------   ------------   ------------   ------------
Net cash provided by (used in) operating activities .    (6,849,000)       (53,000)     1,568,000      9,630,000      3,369,000
                                                       ------------   ------------   ------------   ------------   ------------
Investing activities
   Increase in net assets held for sale .............      (969,000)            --             --             --             --
   Proceeds from sale of subsidiary and property and
     equipment ......................................    29,600,000             --     21,505,000             --             --
   Expenditures for property and equipment ..........    (1,252,000)    (2,760,000)    (7,777,000)    (3,490,000)    (1,467,000)
   Preopening costs .................................            --        (35,000)            --       (386,000)            --
   Acquisition of business, net of cash acquired ....      (969,000)      (300,000)      (300,000)            --             --
   Cash held in trust ...............................       108,000         (3,000)    (1,137,000)       268,000      1,033,000
   Other noncurrent assets ..........................            --             --       (892,000)       237,000        225,000
                                                       ------------   ------------   ------------   ------------   ------------
Net cash provided by (used in) investing activities .    26,518,000     (3,098,000)    11,399,000     (3,371,000)      (209,000)
                                                       ------------   ------------   ------------   ------------   ------------
Financing activities
   Loan costs .......................................    (1,629,000)    (3,079,000)    (3,231,000)    (1,755,000)      (217,000)
   Payment of costs related to acquisition ..........            --             --             --       (365,000)            --
   Amounts received from affiliate ..................     1,071,000             --      6,429,000      1,124,000             --
   Distributions to minority interests ..............            --             --             --       (900,000)      (742,000)
   Proceeds from acquisition of subsidiary ..........            --             --             --      1,474,000             --
   Net proceeds from exercise of options and stock
     purchases ......................................        10,000        130,000        158,000         40,000        517,000
   Proceeds from issuance of debt ...................    10,000,000     54,900,000     50,786,000             --             --
   Payments on debt .................................   (31,181,000)   (50,851,000)   (68,768,000)   (10,906,000)    (3,795,000)
   Payments of costs related to early extinguishment
     of debt ........................................            --     (2,229,000)    (2,229,000)            --             --
   Payment of preferred stock dividends .............      (114,000)       (57,000)      (112,000)       (91,000)      (362,000)
   Proceeds from issuance of preferred stock ........            --      5,284,000      5,284,000             --             --
   Redemption of preferred stock ....................    (2,625,000)            --             --             --             --
   Proceeds from issuance of common stock, net ......     3,314,000             --             --             --             --
   Payment of costs related to issuance of stock ....            --       (100,000)      (100,000)      (762,000)            --
                                                       ------------   ------------   ------------   ------------   ------------
Net cash provided by (used in) financing activities .   (21,154,000)     3,998,000    (11,783,000)   (12,141,000)    (4,599,000)
                                                       ------------   ------------   ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents     (1,485,000)       847,000      1,184,000     (5,882,000)    (1,439,000)
Cash and cash equivalents at beginning of period ....     2,907,000      1,723,000      1,723,000      7,605,000      9,044,000
                                                       ------------   ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period ..........  $  1,422,000   $  2,570,000   $  2,907,000   $  1,723,000   $  7,605,000
                                                       ============   ============   ============   ============   ============

Cash paid during the period for:
    Interest  (net of amount capitalized) ...........  $  1,343,000   $    969,000   $  6,276,000   $  4,663,000   $  5,260,000
                                                       ============   ============   ============   ============   ============
    Income taxes ....................................  $    356,000   $    458,000   $    773,000   $    129,000   $    249,000
                                                       ============   ============   ============   ============   ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (Information for the Six Month Period Ended December 31, 1997 is Unaudited)



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INDUSTRY

         The Company is a provider and manager of education and treatment services for at-risk and troubled youth in a variety of settings nationwide. The Company offers its full continuum of education, treatment and aftercare programs and services through schools, residential facilities and service contracts located in Alabama, Florida, Missouri, Michigan, North Carolina, Nevada, South Carolina, Utah and the Commonwealth of Puerto Rico.

         During the year ended June 30, 1998, the Company announced a change in strategic direction in order to focus on becoming a leader in the at-risk youth industry.

         In connection with its revised strategic initiative, during the year ended June 30, 1998 and the six months ended December 31, 1998, the Company sold certain of its psychiatric inpatient facilities, its managed care operations and other non-youth service business (see Note 2).

         The Company changed its fiscal year end from June 30 to December 31, effective December 1998. The financial statements presented include the transition period consisting of the six months ended December 31, 1998.

         On January 13, 1999, the Company's Board of Directors approved a one-for-three reverse stock split of the Company's Common Stock which became effective March 15, 1999. As a result, all references herein to common stock, per share amounts and stock options and warrants data have been restated to give retroactive recognition to such reverse stock split.

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Ramsay Youth Services, Inc. and its majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company carries accounts receivable at the amount it deems to be collectible. Accordingly, the Company provides allowances for accounts it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that becomes uncollectible could differ from those estimated.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



CASH EQUIVALENTS

         Cash equivalents include short-term, highly liquid, interest-bearing investments consisting primarily of money market mutual funds. Deposits in banks may exceed the amount of insurance provided on such deposits. The Company performs reviews of the credit worthiness of its depository banks. The Company has not experienced any losses on its deposits of cash in banks.

CASH HELD IN TRUST

         In addition, at December 31, 1998 and June 30, 1998, cash held in trust includes $1,000,000 of cash held in escrow from the June 2, 1998 sale of the Company's managed care business and $350,000 from the April 1, 1997 sale of an HMO subsidiary by the entity which was acquired by the Company on June 10, 1997 (see Note 2 and Note 16).

         Cash held in trust includes cash and short-term investments set-aside for the payment of losses in connection with the Company's self-insured retentions for hospital professional and general liability claims.

INTANGIBLE ASSETS AND DEFERRED COSTS

         Cost in excess of net asset value of purchased businesses relates to certain acquisitions made by the Company (see Notes 5 and 6). These amounts are being amortized on a straight-line basis over a term ranging from 3 to 40 years with a weighted average life of approximately 20 years. During the year ended June 30, 1998, the Company sold the operations of FPM Behavioral Health, Inc.
(FPM) and, in connection with the sale, disposed of approximately $20,993,000 of cost in excess of net asset value of purchased businesses.

         The Company periodically reviews its intangible assets to assess recoverability. The carrying value of cost in excess of net asset value of purchased businesses is reviewed by the Company's management if the facts and circumstances suggest that it may be impaired. The amount of impairment, if any, would be measured based on discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

         Loan costs are deferred and amortized ratably over the life of the loan and are included in interest and other financing charges. When a loan or a portion thereof is paid in advance of scheduled maturity, a proportionate amount of deferred loan costs associated with the borrowing is written off and reported as an extraordinary loss from early extinguishment of debt in the Company's consolidated statement of operations.

         Accumulated amortization of the Company's cost in excess of net asset value of purchased businesses, other intangible assets and loan costs as of December 31, 1998, June 30, 1998 and June 30, 1997 was $2,621,000, $4,560,000
and $7,671,000, respectively.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, except for assets considered to be impaired pursuant to Statement of Financial Accounting Standards (SFAS) No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which are stated at fair value of the assets as of the date the assets are determined to be impaired. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



         Depreciation is computed substantially on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes. Depreciation is not recorded on assets determined to be impaired during the period they are held for sale. The general range of estimated useful lives for financial reporting purposes is twenty to forty years for buildings and five to twenty years for equipment. For the six months ended December 31, 1998 and 1997 and the years ended June 30, 1998, 1997 and 1996, depreciation expense recorded on the Company's property and equipment totaled $1,316,000, $2,299,000, $4,123,000, $4,681,000 and $4,491,000, respectively.

MEDICARE, MEDICAID AND OTHER CONTRACTED REIMBURSEMENT PROGRAMS

         Revenues are recognized at the time services are provided. Net revenues include estimated reimbursable amounts from Medicare, Medicaid and other contracted reimbursement programs. Amounts received by the Company for treatment of individuals covered by such programs, which may be based on the cost of services provided or predetermined rates, are generally less than the established billing rates of the Company's facilities. Final determination of amounts earned under contracted reimbursement programs is subject to review and audit by the appropriate agencies. Differences between amounts recorded as estimated settlements and the audited amounts are reflected as adjustments to provider based revenues in the period the final determination is made (see Note
13).

         During the year ended June 30, 1998, the Company also received capitated amounts for behavioral healthcare services provided to individuals covered by certain managed care contracts. Capitated revenues are recognized during the period in which enrolled lives are covered for capitated payments received. Revenue received from the management of facilities not owned by the Company and for case management, utilization review and quality assurance oversight on the delivery of behavioral healthcare services by independent providers on behalf of clients is recognized at the time the services are provided.

MEDICAL EXPENSES

         The Company records the cost of medical services when such services are provided.

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

INCOME TAXES

         Income taxes are accounted for in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which simplifies and replaces the standards for computing earnings per share previously required in APB Opinion No. 15, EARNINGS PER SHARE, and makes them comparable to international

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



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

FINANCIAL INSTRUMENTS

         The carrying amount of financial instruments including cash and cash equivalents, accounts receivable from services, and accounts payable approximate fair value as of December 31, 1998 due to the short maturity of the instruments and reserves for potential losses, as applicable. The carrying amounts of long-term debt obligations issued pursuant to the Company's bank credit agreements and revolving credit facility approximate fair value because the interest rates on these instruments is subject to change with market interest rates.

RECLASSIFICATIONS

         Certain reclassifications have been made to the prior year financial statements to conform with the 1998 presentation.

2.   ASSET SALES AND CLOSED BUSINESSES

         As mentioned previously, in connection with its revised strategic initiative, the Company identified for divestiture and sold certain of its psychiatric inpatient facilities, its managed care operations and other non-youth service businesses during the year ended June 30, 1998 and the six months ended December 31, 1998.

         On May 4, 1998, the Company sold its Three Rivers facility, which had been closed since June 30, 1995, for $2,000,000. Proceeds from the sale included a $500,000 cash payment at closing and a $1,500,000, 12% promissory note, due and payable on May 1, 1999. The note receivable is reflected in other receivables in the accompanying balance sheet.

         On June 2, 1998, the Company sold FPM Behavioral Health, Inc. ("FPM"), its wholly owned managed behavioral health care business, for a cash purchase price of $20,000,000, subject to certain future potential purchase price adjustments. In February 1999, the Company paid $1,222,000 in purchase price adjustments relating to the FPM sale effectively reducing the purchase price to $18,788,000. Management had reserved $1.8 million at June 30, 1998 for this contingency. The difference has been recorded in losses related to asset sales and closed businesses in the statement of operations for the six months ended December 31, 1998. Management believes that any future adjustments to the purchase price will not have a material adverse effect on the Company's results of operations. For the eleven-month period ended May 31, 1998, net income before taxes of the managed care business was $2,468,000 on revenues of $24,314,000.

         On June 2, 1998, the Company also sold its Greenbrier facility to an unrelated third-party for a cash purchase price of $1,600,000. The Greenbrier facility had a pre-tax net loss of $1,205,000 on revenues of $5,571,000 for the eleven-month period ended May 31, 1998.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



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

         On September 28, 1998, the Company completed its previously announced sale of its management contract services division and behavioral health care facilities in Conway, South Carolina, Houma, Louisiana, Mesa, Arizona and DeSoto, Texas for a cash purchase price of $13,500,000. Under the provision of the sale agreement, the purchase price is subject to adjustment based on the change in working capital, as defined in the agreement. The acquiree has claimed that an adjustment of working capital of up to $1.2 million is required. The Company disputes this amount. The Company believes that an adequate provision for this contingency has been accrued for as of December 31, 1998.

         On November 3, 1998, the Company was released from its lease obligation at its behavioral health care facility in Salt Lake City, Utah. The Company ceased operations at this facility on December 31, 1998.

         During the fourth quarter of fiscal year ended June 30, 1998, the Company recorded asset impairment charges of $17,576,000 relating to these sales (see Note 3). In addition, during the year ended June 30, 1998 and the six months ended December 31, 1998, the Company recorded losses related to the foregoing asset sales and closed businesses of $12,483,000 and $947,000, respectively.

         On September 30, 1998, the Company completed its previously announced sale of its behavioral health care facility in Morgantown, West Virginia for a cash purchase price of $14,800,000. The Company realized a gain on this transaction of approximately $2,039,000. Under the provisions of the sale agreement, the purchase price is subject to adjustment based on the change in working capital, as defined in the agreement. The acquiree has claimed that an adjustment of working capital of $200,000 is required. The Company disputes this amount. The Company believes that an adequate provision for this contingency has been accrued for as of December 31, 1998.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)





         The assets and liabilities relating to the aforementioned sales, which were consummated on September 28 and 30, 1998, are reflected in the accompanying balance sheet as net assets held for sale at June 30, 1998. The assets and liabilities relating to the Company's medical subacute and behavioral healthcare facility in San Antonio, Texas and Palm Bay, Florida are reflected in the accompanying balance sheet as net assets held for sale at December 31, 1998. The following is a summary of these assets and liabilities:

                                                                       DECEMBER 31,           JUNE 30,
                                                                           1998                 1998
                                                                     ----------------      --------------
   Accounts receivable, less allowance for
      doubtful accounts of $191,000 and $1,742,000                        $832,000           $11,005,000
   Other receivables                                                       124,000             1,264,000
   Other current assets                                                    169,000               732,000
   Other noncurrent assets                                                     ---             2,016,000
   Property and equipment                                                3,717,000            49,895,000
   Accumulated depreciation                                               (723,000)          (17,124,000)
   Valuation allowance on property and equipment                        (1,159,000)          (17,576,000)
   Accounts payable                                                       (730,000)           (1,889,000)
   Accrued salaries and wages                                             (149,000)           (1,796,000)
   Other accrued liabilities                                               (17,000)             (703,000)
   Notes payable                                                           (20,000)              (56,000)
                                                                     ================      ==============
      Net assets held for sale                                          $2,044,000           $25,768,000
                                                                     ================      ==============

         As of December 31, 1998, $16,492,000 of the valuation allowance had been utilized leaving a balance of $1,159,000 to cover future charges. The costs charged against the valuation allowance were related to the aforementioned asset sales.

         For the year ended June 30, 1998, revenues and net income before taxes for the aforementioned assets totalled $67,130,000 and $2,863,000, respectively. For the six months ended December 31, 1998, revenues and net loss before taxes for the net assets held for sale totalled $4,573,000 and $341,000, respectively.

         During fiscal 1996, the Company recorded losses totalling approximately $4,500,000 related to additional asset write-downs, cost report settlements and other adjustments related to businesses which closed at various times prior to fiscal 1996, a reserve for disproportionate share payments which the State of Louisiana has contended were improperly paid to two of the Company's Louisiana facilities in fiscal 1995 and 1994 (see Note 15), and lease commitments and other costs incurred in connection with the Company's decision to relocate its corporate headquarters.

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

         During the year ended June 30, 1998, the Company changed its strategic direction and identified for divestiture certain of its businesses and facilities. In connection with this decision, the Company recorded asset impairment charges of $17,576,000 in connection with the assets held for sale at June 30,

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)





1998. The asset impairment charge was determined based on the difference between the carrying value of the assets and the expected net proceeds from the sales. In addition, as a result of the change in strategic direction, during the year ended June 30, 1998, the Company abandoned certain projects acquired in the Summa Healthcare Group, Inc. ("Summa") purchase. As a result, the Company recorded an asset impairment charge of approximately $740,000 which represents the unamortized value assigned to these projects at the date of acquisition. The asset impairment charge was determined based on the difference between the carrying value of the assets and the expected discounted future cash flows (see
Note 6).

         The Company determined that the carrying value of certain long-lived assets was impaired (within the meaning of SFAS No. 121) at June 30, 1996. The amount of the impairment, calculated as the excess of carrying value of the long-lived assets over the fair value of assets (estimated using discounted future cash flows expected for the assets), totaled approximately $4,000,000 at June 30, 1996. In fiscal 1996, the Company also recorded additional asset impairment charges totalling approximately $1,500,000 related to its investments in other healthcare enterprises. The amount of the impairment charges was based on an assessment of the future expected cash flows to be realized by the Company from these enterprises.

4.   RESTRUCTURING CHARGES

         In connection with its change in strategic direction, the Company initiated a restructuring at its corporate headquarters, including the identification and communication of termination and severance arrangements to approximately 15 employees. Amounts relating to these agreements, which in the aggregate totalled $2,300,000, are reflected as restructuring charges in the accompanying statement of operations for the fiscal year ended June 30, 1998. Payments totalling approximately $1,500,000 have been made against this liability during the six months ended December 31, 1998. The Company expects the remaining portion of the payments to be made by March 31, 2000.

5.   ACQUISITIONS

         On December 8, 1998, the Company acquired all of the issued and outstanding shares of common stock of The Rader Group, Incorporated (the "Rader Group"), an education services organization located in Fort Walton Beach, Florida, for an aggregate purchase price of $1,000,000 plus an earn-out in future years payable to the previous shareholder if certain EBITDA targets are met. Pursuant to the Stock Purchase Agreement between the Rader Group and the Company, maximum future payments on the earn-out may not exceed $2,950,000 and will be accounted for as purchase price adjustments. The acquisition was accounted for under the purchase method of accounting. In connection with the acquisition, the Company recorded cost in excess of net asset value of purchased businesses of $651,000 and other intangible assets of $403,000. These amounts are being amortized on a straight-line basis over a term ranging from 5 to 15 years. The operations of the Rader Group have been included in the accompanying consolidated statements of operations since December 1998.

6.   TRANSACTIONS WITH AFFILIATES

         On October 1, 1996, the Company and Ramsay Managed Care, Inc. ("RMCI") entered into a merger agreement providing for the acquisition of RMCI by a wholly owned subsidiary of the Company. The transaction was approved by the shareholders of both companies on April 18, 1997 and became effective on June 10, 1997. The merger was structured as a tax-free exchange recorded using the purchase method of accounting and, accordingly, the purchase price has been primarily allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The total consideration (including acquisition costs of approximately $400,000) was approximately $24,000,000. During fiscal year 1998, the Company recorded additional cost in excess of net asset value of purchased businesses of $3,200,000, related to certain contingencies, in accordance with SFAS No. 38, PREACQUISITION CONTINGENCIES OF PURCHASED ENTERPRISES.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




         In exchange for all of the outstanding shares of RMCI common and preferred stock, the Company issued 711,942 shares of Common Stock (valued based on the closing price of the Company's Common Stock on June 10, 1997 of $9.00 per share) and 100,000 shares of Preferred Stock Series 1996, which are convertible into 333,333 shares of Common Stock (see Note 9). In addition, amounts owed by RMCI to the Company, totaling approximately $7,000,000 on June 10, 1997, were included as a portion of the consideration for the acquisition of RMCI. The Company also assumed $7,388,000 of liabilities of RMCI.

         The operations of RMCI have been included in the Company's consolidated operations subsequent to the effective date of the transaction of June 10, 1997.

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

                                                                YEAR ENDED
                                                               JUNE 30, 1997
                                                              ----------------
                                                                (unaudited)

Net revenues..............................................       $158,734,000
Net loss..................................................       $ (1,371,000)
Basic and diluted loss per share..........................             $(0.17)

         Basic and diluted pro forma net loss per share does not include common stock equivalents since their effect is anti-dilutive.

         Included in liabilities assumed was a $2,750,000 obligation owed by RMCI to a corporate affiliate of Paul J. Ramsay, the Chairman of the Board of the Company, along with unpaid accrued interest and commitment fees of approximately $300,000. The loan bore interest at 15%, was due and payable on demand, and was refinanced in September 1997 (see Note 7). No amounts were paid with respect to this loan facility from June 10, 1997 to the date of the refinancing.

         On October 9, 1997, pursuant to an Agreement and Plan of Merger dated as of July 1, 1997, the Company acquired Summa for $300,000 in cash, 83,333 shares of the Company's Common Stock and fully exercisable warrants to purchase 166,667 shares of the Company's Common Stock, with an exercise price of $9.75 per share and an expiration date of July 2007. The transaction was recorded under the purchase method of accounting. The Company recorded cost in excess of net asset value of the business of approximately $1,800,000. The principal assets of Summa, whose principal stockholder was Luis E. Lamela, the Vice Chairman, a director and, President and Chief Executive Officer of the Company, consist of projects in the specialty managed care and health services industry. These projects were undertaken by the Company on July 1, 1997. As previously mentioned, due to the Company's change in strategic direction, several projects were abandoned by the Company and the Company recorded an asset impairment charge of approximately $740,000 which represents the unamortized value assigned to these projects at the date of acquisition (see Note 3). The remaining goodwill is being amortized over approximately three years. During the year ended June 30, 1997, Summa rendered consulting services to the Company, for which it was paid $237,500.

         At December 31, 1998, three corporate affiliates of Mr. Ramsay owned an aggregate voting interest in the Company of approximately 59.4%, as follows: (a) Ramsay Holdings HSA Limited owned 10.0% of the outstanding Common Stock of the Company, (b) Paul Ramsay Holdings Pty. Limited ("Ramsay Holdings") owned approximately 41.1% of the outstanding Common Stock of the Company and

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)





(c) Paul Ramsay Hospitals Pty. Limited ("Ramsay Hospitals") owned approximately 8.3% of the outstanding Common Stock of the Company.

         In August 1996, Ramsay Holdings acquired through a private placement 91,848 shares of Common Stock of the Company at a price of $8.25 per share. The acquired shares were issued for management fees due under the Company's management agreement with another corporate affiliate (the "Management Fee Affiliate") of Mr. Ramsay during the year ended June 30, 1997.

         In October 1996, the Company issued 39,433 shares of Common Stock valued at $164,000 to its board of directors in lieu of cash payment for the year ended June 30, 1997 director fees. The Common Stock was awarded at fair market value on the date of issuance ($4.17 per share) and the amount was included in other operating expenses.

         On September 10, 1996, the Company entered into a letter agreement with the Management Fee Affiliate and Ramsay Holdings which terminated the management agreement effective July 1, 1997. In consideration for this termination, the Company issued warrants to Ramsay Holdings to purchase 83,333 shares of Common Stock at an exercise price of $7.89 per share. These warrants are fully exercisable as of September 10, 1996, expire on September 10, 2006 and had a weighted average fair value on the date of issuance of $2.55 per warrant. As a result, the Company recorded other operating expenses of $212,000 related to these warrants.

         During the six months ended December 31, 1998, the Company entered into certain debt and equity transactions with Ramsay Holdings (see Notes 7 and 9).

         During the years ended June 30, 1997 and 1996, pursuant to the management agreement, the Company incurred management fee expenses of $758,000 and $737,000, respectively, which are included in other operating expenses.

         The Company recorded interest income of $440,000 and $600,000 during the year ended June 30, 1997 (prior to the merger) and 1996, respectively, on interest-bearing amounts owed by RMCI.

7.   BORROWINGS

         The Company's long-term debt is as follows:


                                                                                      JUNE 30,
                                                          DECEMBER 31,   ----------------------------------
                                                             1998             1998              1997
                                                        ---------------- --------------    --------------
Variable rate Term Loan..............................       $8,000,000   $          ---    $          ---
Variable rate Term Loan A............................              ---        4,567,000               ---
Variable rate Term Loan B............................              ---        3,608,000               ---
Revolver, due September 30, 1999.....................              ---        6,000,000               ---
Series A bridge note to financial institution........              ---       15,000,000               ---
Bridge facility to affiliate, due September 30, 2005.              ---        2,500,000               ---
Junior Subordinated Note Agreement to affiliate, due
   September 30, 2006................................              ---        3,929,000               ---
11.6% senior secured notes...........................              ---              ---        27,544,000
Variable rate revenue bonds..........................              ---              ---        15,700,000
15.6% subordinated secured notes.....................              ---              ---         1,385,000
15% demand note to affiliate.........................              ---              ---         2,750,000
Other................................................            7,000           13,000            97,000
                                                        ---------------- ----------------  ----------------
                                                             8,007,000       35,617,000        47,476,000
Less current portion.................................          675,000       21,219,000           222,000
                                                        ---------------- ----------------  ----------------
                                                            $7,332,000      $14,398,000       $47,254,000
                                                        ================ ================  ================

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



         On September 30, 1997, the Company refinanced its then existing credit facilities with proceeds from a credit facility from a financial institution consisting of (i) a term loan of $12,500,000 and a term loan of $10,000,000 (the "Term Loans"), (ii) a revolving credit facility of up to the lesser of $16,500,000 or the borrowing base of the Company's receivables (the "Revolving Credit Loan") and (iii) subordinated bridge notes, of which $15,000,000 was purchased by the financial institution ("Series A Bridge Notes") and $2,500,000 was purchased by Ramsay Holdings (the "Series B Bridge Notes") (collectively referred to as the "Bridge Facility").

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

         The September 30, 1997 proceeds from the Term Loans, Revolving Credit Loans, the Bridge Facility, the Series 1997 Preferred Stock and the Series 1997-A Preferred Stock were used as follows: a) principal repayments of $27,544,000 of 11.6% senior secured notes and $1,385,000 of 15.6% subordinated secured notes held by a group of insurance companies, b) repayment of $3,400,000 of bank debt created on September 2, 1997 upon the redemption of one of the Company's variable rate revenue bonds, c) repayment of approximately $900,000 of accrued interest on the above obligations, d) creation of a cash collateral account in an amount totaling approximately $12,900,000 which was used to redeem the remaining variable rate revenue bonds and to pay accrued interest thereon on their redemption dates of November 3, 1997 and December 1, 1997, e) repayment of $2,500,000 of the $2,750,000 loan from Ramsay Hospitals, f) payment of a $2,200,000 prepayment penalty to the group of insurance companies holding the senior and subordinated secured notes and g) transaction costs totaling approximately $2,800,000. In order to satisfy these payments, the amount drawn down on the Revolver totaled approximately $8,300,000 on September 30, 1997. In conjunction with the refinancing, the Company recorded a loss from early extinguishment of debt of approximately $3.6 million in the first quarter of fiscal year 1998.

         In connection with the Company's change in strategic direction and asset sales, the Credit Agreement and Subordinated Note Purchase Agreements were amended and restated on March 27, 1998, May 20, 1998, June 29, 1998 and July 29, 1998 and amended and restated as of September 30, 1998 (the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility also extended the maturity of the debt to September 30, 1999. During the fourth quarter of fiscal year ended June 30, 1998, the Company prepaid a portion of the Senior Credit Facility and recorded a loss from early extinguishment of debt of $922,000.

         As required by the Amended and Restated Credit Facility, in September 1998 the Company used the net proceeds from the sales of assets to (i) repay in full the Term Loans, (ii) repay in full the Series A Bridge Notes, (iii) redeem all of the outstanding shares of the Series 1997 Preferred Stock, including accrued dividends, (iv) pay $1,500,000 in previously incurred fees to the financial institution and (v) repay a portion of the Revolving Credit Loan. In connection with the refinancing, the Company recorded a loss from early extinguishment of debt of approximately $2,811,000.

         On October 30, 1998, the Company refinanced the Amended and Restated Credit Facility with proceeds from a credit facility consisting of term and revolving credit debt of $22,000,000 (the "Senior Credit Facility").

         Under the terms of the Senior Credit Facility, the Company was provided with (i) a term loan of $8,000,000 (the "Term Loan"), payable in 54 monthly installments ranging from $83,000 to $208,000, beginning May 1, 1999, with a final installment of $1,000,000 due on October 30, 2003, (ii) a revolving credit facility (the "Revolver") for an amount up to the lesser of $8,000,000 or the borrowing base of the

Company's receivables (as defined in the agreement) and (iii) an acquisition loan (the "Acquisition Loan") commitment of up to $6,000,000, beginning March 1, 1999. As of March 18, 1999, $473,000 had been drawn under the Revolver. No amounts had been drawn under the Acquisition Loan.

         The aggregate scheduled maturities of the Senior Credit Facility during the next five years are as follows: 1999 -- $667,000; 2000 -- $1,043,000; 2001
-- $1,338,000; 2002 -- $1,875,000; and 2003 -- $3,077,000.

         Interest on the Term Loan and the Revolver varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.5% to 2.0% (9.75% at December 31, 1998), based on the Company's ratio of total indebtedness to EBITDA (as defined in the Senior Credit Facility) or (ii) a function of the Eurodollar rate plus a margin ranging from 2.0% to 3.5%, based on the Company's ratio of total indebtedness to EBITDA.

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

         The Senior Credit Facility requires that the Company meet certain covenants, including (i) the maintenance of certain fixed charge coverage, interest coverage and leverage ratios, (ii) the maintenance of certain proforma availability levels (as defined in the Senior Credit Facility) and (iii) a limitation on capital expenditures. The Senior Credit Facility also prohibits the payment of cash dividends to common stockholders of the Company until the Company's EBITDA exceeds $7,800,000.

         The Company failed to maintain the required fixed charge coverage, interest coverage and leverage ratios as of December 31, 1998. The Company's lender has agreed to waive these requirements as of December 31, 1998. The Company's lender has agreed to amend the definitions for purposes of calculating the covenants in the future.

         The Company has pledged substantially all of its real property, receivables and other assets as collateral for the Senior Credit Facility.

         On March 25, 1998, the Company entered into a Junior Subordinated Note Purchase Agreement, with a corporate affiliate of Mr. Ramsay in an aggregate principal amount of $5,000,000 plus accrued interest. On December 16, 1998, the Company and the corporate affiliate of Mr. Ramsay agreed to convert the outstanding balance of the junior subordinated note, including accrued interest, into 1,071,227 shares of the Company's Common Stock (see Note 9).

         During the six months ended December 31, 1998, the Company and the corporate affiliate of Mr. Ramsay agreed to (i) convert the outstanding balance of the Series B Bridge Note, including accrued interest, into 609,123 shares of the Company's Common Stock and (ii) convert the Series 1997-A Preferred Stock, including accrued dividends, into 1,310,222 shares of the Company's Common Stock (see Note 9).

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

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



8.   OPERATING LEASES

         On September 28, 1998, the Company sold and leased back the land, buildings and fixed equipment of its Havenwyck facility in Auburn Hills, Michigan (see Note 2). The lease has a term of 12 years and currently requires annual minimum lease payments of approximately $1,263,000, payable monthly. Effective April 1 of each year, the lease payments are subject to upward adjustments based on the change in consumer price index over the preceding twelve months (not to exceed 3% annually).

         In April 1995, the Company sold and leased back the land, buildings and fixed equipment of its Desert Vista facility in Mesa, Arizona and its Mission Vista facility in San Antonio, Texas. The lease of the Desert Vista facility was released and the facility was sold with the asset sale transaction described in
Note 2. The lease at the Mission Vista facility has a primary term of 15 years (with three successive renewal options of 5 years each) and at December 31, 1998 had aggregate annual minimum rentals of approximately $549,000, payable monthly.

         Effective April 1995, the Company agreed to lease an 80-bed facility near Salt Lake City, Utah for four years, with an option to renew for an additional three years. The lease required annual base rental payments of $456,000, payable monthly, and percentage rental payments equal to 2% of the net revenues of the facility, payable quarterly. On November 3, 1998, the Company was released from its obligations under this lease and the Company ceased operations at this facility on December 3, 1998.

         Rent expenses related to noncancellable operating leases amounted to $1,375,000, $1,603,000, $2,431,000, $2,837,000 and $3,269,000 for the six months ended December 31, 1998, the six months ended December 31, 1997 and the years ended June 30, 1998, 1997 and 1996, respectively.

         Future minimum lease payments required under noncancellable operating leases as of December 31, 1998 are as follows: 1999 -- $2,215,000; 2000 --
$2,183,000; 2001 -- $2,103,000; 2002 -- $1,911,000; 2003 -- $1,836,000; and
thereafter -- $11,113,000.

         In August 1997, the Company leased its Meadowlake facility in Oklahoma to an independent healthcare provider for an initial term of three years, with four three-year renewal options. Lease payments during the initial term total $360,000 per year and at each renewal option are subject to adjustment based on the change in the consumer price index during the preceding lease period. In accordance with the terms of the lease agreement, the tenant is responsible for all costs of ownership, including taxes, insurance, maintenance and repairs. In addition, the tenant has the option to purchase the facility at any time during the initial term for $3,000,000, less $15,417 for each month of occupancy. Subsequent to the initial term, the tenant has the option to purchase the facility at any time for $2,500,000. The book value of the facility was $2,125,000 on December 31, 1998.

9.   STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

         The Certificate of Incorporation of the Company, as amended, authorizes the issuance of 30,000,000 shares of Common Stock, $.01 par value, 800,000 shares of Class A Preferred Stock, $1.00 par value, and 2,000,000 shares of Class B Preferred Stock, $1.00 par value, of which 333,333 shares have been designated as Class B Preferred Stock, Series 1987, $1.00 par value, 152,321 shares have been designated as Series C Preferred Stock, $1.00 par value, 100,000 shares have been designated as Series 1996 Preferred Stock, $1.00 par value, 100,000 shares have been designated as Series 1997 Preferred Stock, $1.00 par value and 4,000 shares have been designated as Series 1997-A Preferred Stock.

         Outstanding capital stock at December 31, 1998 included 9,079,245 shares of outstanding Common Stock, of which 193,850 shares are held in treasury.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



         Redeemable preferred stock at June 30, 1998 consists of (i) 4,000 shares of non-convertible, non-voting Class B Series 1997-A Preferred Stock with a $1.00 par value issued at $1,000 per share with accrued dividends of $271,000 and carrying value of $4,271,000 and (ii) 100,000 shares of convertible non-voting, Class B Series 1997 Preferred Stock with a $1.00 par value issued at $25.00 per share with accrued dividends of $69,000 and net of issuance cost of $100,000 and carrying value of $2,469,000.

         On October 30, 1998, the Company completed the private placement (the "Private Placement") of an aggregate of 1,037,037 shares of Common Stock to its Chief Executive Officer, Ramsay Holdings and certain unrelated persons, all at a price per share of $3 3/8, the closing bid price of the Common Stock on The NASDAQ Stock Market on October 26, 1998 (the date of the various subscription agreements).

         Registration under the Securities Act of 1933 (the "Securities Act") of the Common Stock issued in the foregoing transactions was not required because such securities were issued in transactions not involving any "public offering" within the meaning of Section 4(2) of the Securities Act.

         In addition, on October 30, 1998, the Company issued 177,778 shares of Common Stock to Ramsay Holdings in exchange for $600,000 of principal amount of the Series B Bridge Note. As part of the Exchange Agreement (the "Exchange Agreement") entered into between the Company and Ramsay Holdings to affect the foregoing exchange, the Company agreed to issue additional shares of Common Stock to Ramsay Holdings in exchange for $4,000,000 of the Company's Class B Preferred Stock, Series 1997-A (together with all accrued and unpaid dividends thereon) and an additional $400,000 of principal amount of the Series B Bridge Note owed by the Company to Ramsay Holdings. This latter exchange was effected on December 1, 1998 at a price per share of $3 3/8 (the closing bid price of the Common Stock on The NASDAQ Stock Market on October 26, 1998, the date of the Exchange Agreement) after the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. This latter exchange resulted in the issuance by the Company of 1,428,740 additional shares of Common Stock to Ramsay Holdings.

         On December 16, 1998, the Company entered into an agreement with Ramsay Holdings, Ramsay Holdings HSA Limited and Ramsay Hospitals (collectively, the "Ramsay Affiliates") pursuant to which the Ramsay Affiliates (i) converted the Company's Class B Preferred Stock, Series C and Class B Preferred Stock, Series 1996 (together with accrued and unpaid dividends thereon of $618,908) into an aggregate of 1,198,756 shares of Common Stock and (ii) exchanged $6,883,553 of principal amount of the junior subordinated note and the Series B Bridge Note owed by the Company (together with accrued and unpaid interest thereon of $123,219) for 1,384,054 shares of Common Stock. This latter exchange was effected at a price per share of $5 1/16 (the closing bid price of the Common Stock on The NASDAQ Stock Market on December 16, 1998, the date of the Agreement).

         On December 8, 1998, the Company issued 33,333 shares of Common Stock in connection with an employment agreement. The value of the issued shares is being amortized over the life of the related employment agreement.

         In connection with the foregoing transactions, the Company granted limited registration rights with respect to the Common Stock issued to the stockholders participating in such transactions.

         The Company's Board of Directors has adopted a Stockholders Rights Plan, under which the Company distributed a dividend of one common share purchase right for each outstanding share of the Company's Common Stock (calculated as if all outstanding shares of Series C Preferred Stock were converted into shares of Common Stock). Each right becomes exercisable upon the occurrence of certain events for a number of shares of the Company's Common Stock having a market price totaling $72 (subject to certain anti-dilution adjustments which may occur in the future). The rights currently are not exercisable and will be exercisable only if a new person acquires 20% or more (30% or more in the case of certain persons, including investment companies and investment advisors) of the Company's Common Stock or announces a tender offer resulting in ownership of 20% or more of the Company's Common Stock. The rights, which expire on August 14, 2005, are redeemable in whole or in part at the Company's option at any time before a 20% or greater position has been acquired, for a price of $.03 per right.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)





10.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                      SIX MONTHS ENDED DECEMBER 31,               YEAR ENDED JUNE 30,
                                                      -----------------------------   -------------------------------------------
                                                         1998             1997            1998            1997           1996
                                                      ------------    -------------   ------------    ------------   ------------
                                                                 (unaudited)
Numerator:
   Net income (loss) before extraordinary
    item, as reported .............................   $ (1,452,000)   $  1,154,000    $(54,261,000)   $  3,278,000   $(16,481,000)
   Dividends, Class B convertible preferred
    stock, Series C ...............................        166,000         181,000         362,000         362,000        362,000
   Dividends, Class B convertible preferred
    stock, Series 1996 ............................         69,000          75,000         150,000              --             --
   Dividends, Class B convertible redeemable
    preferred stock, Series 1997 ..................         45,000          57,000         182,000              --             --
   Redemption premium on preferred stock and
    other expenses ................................        225,000
   Dividends, Class B redeemable preferred
    stock, Series 1997-A ..........................        151,000          91,000         271,000              --             --
                                                      ------------    ------------    ------------    ------------   ------------
      Numerator for basic earnings (loss) per
        share - income (loss) attributable to
        common stockholders, before
        extraordinary item ........................     (2,108,000)        750,000     (55,226,000)      2,916,000    (16,843,000)

   Effect of dilutive securities:
      Class B convertible preferred stock,
         Series C .................................             --              --              --         362,000             --
                                                      ------------    ------------    ------------    ------------   ------------
                                                                --              --              --         362,000             --
                                                      ------------    ------------    ------------    ------------   ------------
      Numerator for diluted earnings (loss)
         per share - income (loss) attributable
         to common stockholders after assumed
         conversions ..............................   $ (2,108,000)   $    750,000    $(55,226,000)   $  3,278,000   $(16,843,000)
                                                      ============    ============    ============    ============   ============

Denominator:
   Denominator for basic earnings (loss) per
      share - weighted-average shares .............      4,487,000       3,574,800       3,595,000       2,801,000      2,643,000

   Effect of dilutive securities:
      Employee stock options and warrants .........             --         565,000              --         115,000             --
      Convertible preferred stock .................             --              --              --         493,000             --
                                                      ------------    ------------    ------------    ------------   ------------
   Dilutive potential common shares ...............             --         565,000              --         608,000             --
                                                      ------------    ------------    ------------    ------------   ------------
      Denominator for diluted earnings (loss)
         per share - adjusted weighted-average
         shares and assumed conversions ...........      4,487,000       4,139,000       3,595,000       3,409,000      2,643,000
                                                      ============    ============    ============    ============   ============

Basic earnings (loss) per share, before
   extraordinary item .............................   $       (.47)   $        .21    $     (15.36)   $       1.04   $      (6.37)
Extraordinary item ................................           (.63)          (1.00)          (1.20)             --             --
                                                      ------------    ------------    ------------    ------------   ------------
Basic earnings (loss) per share ...................   $      (1.10)   $       (.79)   $     (16.56)   $       1.04   $      (6.37)
                                                      ============    ============    ============    ============   ============

Diluted earnings (loss) per share before
   extraordinary item .............................   $       (.47)   $        .18    $     (15.36)   $        .96   $      (6.37)
Extraordinary item ................................           (.63)           (.86)          (1.20)             --             --
                                                      ------------    ------------    ------------    ------------   ------------
Diluted earnings (loss) per share .................   $      (1.10)   $       (.68)   $     (16.56)   $        .96   $      (6.37)
                                                      ============    ============    ============    ============   ============

         Options and warrants were not included in the computation for the six months ended December 31, 1998 and the year ended June 30, 1998 and 1996 because their effect would have been antidilutive for these periods.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




11.  OPTIONS AND WARRANTS

         The Company's Stock Option Plans provide for options to various key employees and non-employee directors to purchase shares of Common Stock at no less than the fair market value of the stock on the date of grant. Options granted become exercisable in varying increments including (a) 100% one year after the date of grant, (b) 50% each year beginning one year after the date of grant (c) 33% each year beginning on the date of grant and (d) 33% each year beginning one year from the date of grant. Options issued to employees and directors are subject to anti-dilution adjustments and generally expire the earlier of 10 years after the date of grant or 60 days after the employee's termination date or the director's resignation. The weighted average remaining contractual life of all outstanding options at December 31, 1998 is approximately six years.

         On October 14, 1997, the Board of Directors adopted the Ramsay Health Care, Inc. 1997 Long Term Incentive Plan (the "1997 Long Term Incentive Plan"). Under the 1997 Long Term Incentive Plan, 166,667 shares of Common Stock will be available for issuance of awards. Shares distributed under the 1997 Long Term Incentive Plan may be either newly issued shares or treasury shares. Awards granted under the plan may be in the form of stock appreciation rights, restricted stock, performance awards and other stock-based awards. During the six months ended December 31, 1998, the Company granted 79,500 options under the 1997 Long Term Incentive Plan.

         In connection with a repricing opportunity authorized by the Company's Board of Directors on November 10, 1995, approximately 500,000 options (of which approximately 101,667 are still outstanding at December 31, 1998) were voluntarily repriced by the option holders. Under this repricing opportunity, the exercise prices of the holders' outstanding options were reduced to $7.50 per share, the closing price for the Common Stock on the NASDAQ National Market System on November 10, 1995. The Company granted 304,087 options in fiscal 1997 (including former RMCI options which became options to purchase an aggregate of 104,804 shares of the Company's Common Stock on the date of the merger). These options, along with the options repriced on November 10, 1995, are not exercisable until the closing price of the Common Stock, as quoted on the NASDAQ National Market System, equals or exceeds $21.00 per share for at least 15 trading days, which need not be consecutive. As of December 31, 1998, none of these options are exercisable.

         On September 10, 1996, the Company entered into an Exchange Agreement whereby Mr. Ramsay exchanged 158,690 options with an exercise price of $7.50 per share (pursuant to the repricing opportunity discussed above), for warrants to purchase an aggregate of 166,667 shares of Common Stock at $7.50 per share. The warrants, which expire in June 2003, are not exercisable until the closing price of the Common Stock, as quoted on the NASDAQ National Market System, equals or exceeds $21.00 per share for at least 15 trading days, which need not be consecutive, subsequent to September 10, 1996. Most of the options exchanged were originally granted under the Company's 1991 Stock Option Plan.

         The Company has additional warrants outstanding to purchase an aggregate of 71,000 shares of the Company's Common Stock (44,333 of which are owned by corporate affiliates of Mr. Ramsay). These warrants were issued in exchange for warrants to purchase common stock of RMCI, and became warrants of the Company as part of the merger with RMCI.

         As part of the Company's previous senior and subordinated notes (which were refinanced on September 30, 1997), the Company issued warrants to Aetna Life Insurance Company and Monumental Life Insurance Company. As of December 31, 1998, these warrants entitle their holders to purchase an aggregate of 67,338 shares of the Company's Common Stock at $13.32 per share. These warrants are exercisable on or before March 31, 2000 and contain anti-dilution provisions.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



         The Company has frozen its 1990 Stock Option Plan, and authorized 505,641, 132,319, 166,667, 166,667 and 166,667 shares under its 1991, 1993,
1995, 1996 and 1997 Stock Option Plans, respectively. At December 31, 1998, 679,007 shares were available for issuance under these Plans.

         Summarized information regarding the Company's Stock Option Plans is as follows:

         Options exercisable based solely on employees rendering additional service:

                                                                                       WEIGHTED
                                                  NUMBER                                AVERAGE
                                                    OF               OPTION            EXERCISE
                                                  SHARES              PRICE              PRICE
                                              ---------------    ----------------    --------------
Options outstanding at June 30, 1995                608,465
  Granted                                           143,536      $7.50 - $12.03              $8.86
  Exercised                                          (1,000)         $10.14                 $10.14
  Modified/Canceled                                (543,653)     $7.50 - $23.64              $8.24
                                              ---------------

Options outstanding at June 30, 1996                207,348      $7.50 - $18.93             $11.16
  Granted                                           403,500       $7.32 - $8.25              $8.16
  Exercised                                              --
  Canceled                                          (14,563)     $7.50 - $12.75              $9.54
                                              ---------------

Options outstanding at June 30, 1997                596,285      $7.32 - $18.93              $9.06
  Granted                                            35,000          $13.14                 $13.14
  Exercised                                          (6,939)     $10.14 - $12.75            $11.49
  Canceled                                          (19,128)      $8.25 - 18.93             $11.79
                                              ---------------

Options outstanding at June 30, 1998                605,218      $7.32 - $18.93              $9.12
  Granted                                            79,500           $4.69                  $4.69
  Exercised                                              --
  Canceled                                         (120,292)     $7.32 - $18.93              $9.51
                                              ---------------

Options outstanding at December 31, 1998            564,426      $4.69 - $18.93              $8.43
                                              ===============

Exercisable at December 31, 1998                    267,150
                                              ===============

Exercisable at June 30, 1998                        247,916
                                              ===============

Exercisable at June 30, 1997                        161,336
                                              ===============

Exercisable at June 30, 1996                        100,716
                                              ===============


                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




         Options not exercisable until the closing price for the Common Stock as quoted on the NASDAQ National Market System equals or exceeds $21.00 per share for at least 15 trading days:

                                                                                       WEIGHTED
                                                  NUMBER                               AVERAGE
                                                    OF               OPTION            EXERCISE
                                                  SHARES             PRICE              PRICE
                                              ---------------    ---------------    ---------------
Options outstanding at June 30, 1995                     --
   Granted                                          476,860          $7.50                  $7.50
   Exercised                                             --
   Canceled                                              --
                                              ---------------

Options outstanding at June 30, 1996                476,860          $7.50                  $7.50
  Granted                                           199,283          $8.25                  $8.25
  Exchanged in connection with merger               104,804          $9.00                  $9.00
  Exercised                                             ---            --
  Canceled                                         (330,313)         $7.50                  $7.50
                                              ---------------

Options outstanding at June 30, 1997                450,634      $7.50 - $9.00              $8.16
   Granted                                               --            --
   Exercised                                         (4,161)         $7.50                  $7.50
   Canceled                                         (15,105)     $7.50 - $9.00              $8.58
                                              ---------------

Options outstanding at June 30, 1998                431,368      $7.50 - $9.00              $8.37
  Granted                                                --
  Exercised                                              --

  Canceled                                         (125,128)     $7.50 - $9.00              $8.13
                                              ---------------

Options outstanding at December 31, 1998            306,240      $7.50 - $9.00              $8.46
                                              ===============

Exercisable at December 31, 1998                         --
                                              ===============

Exercisable at June 30, 1998

                                                         --
                                              ===============

Exercisable at June 30, 1997

                                                         --
                                              ===============

         Shares of common stock reserved for future issuance at December 31, 1998 are as follows:

Options.....................................                 870,666
Warrants....................................                 555,168
                                                        ============
                                                           1,425,834
                                                        ============

         Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6%; dividend yields of 0%; volatility factors of the expected market price of the Company's Common Stock of .506; and a weighted-average expected life of the options based on the vesting period of the options (ranging from one to three years).

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

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



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

                                             SIX MONTHS ENDED DECEMBER 31,                  YEAR ENDED JUNE 30,
                                             ------------------------------    -----------------------------------------------
                                                   1998             1997              1998            1997            1996
                                             ---------------- -------------    --------------- --------------- ---------------
                                                               (unaudited)
Pro forma net income (loss) attributable to
   common stockholders                          $(5,279,000)    $(3,398,000)     $(60,697,000)      $2,713,000   $(16,798,000)
                                             ================ ===============   =============== =============== ===============
Basic pro forma net income (loss) per share          $(1.18)          $(.95)          $(16.88)           $0.84         $(6.48)
                                             ================ ===============   =============== =============== ===============
Diluted pro forma net income (loss) per
   share                                             $(1.18)          $(.82)          $(16.88)           $0.81         $(6.48)
                                             ================ ===============   =============== =============== ===============

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)





12.  INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                      SIX MONTHS
                                                         ENDED
                                                       DECEMBER 31,          YEAR ENDED JUNE 30,
                                                       --------------  --------------------------------
                                                           1998            1998             1997
                                                       --------------  --------------  ----------------
Deferred tax liabilities:
   Book basis of fixed assets over tax basis........        $103,000      $2,938,000      $2,068,000
   Economic performance.............................         216,000         513,000          72,000
   Specifically identifiable intangibles............              --              --         661,000
   Other............................................         156,000          55,000       1,402,000
                                                       -------------   -------------   -------------
         Total deferred tax liabilities.............         475,000       3,506,000       4,203,000
Deferred tax assets:
   Allowance for doubtful accounts..................       1,053,000         740,000       1,269,000
   General and professional liability insurance.....       1,604,000       1,074,000         778,000
   Accrued employee benefits........................         478,000       1,817,000         874,000
   Investment in nonconsolidated subsidiaries.......             ---         294,000       1,320,000
   Capital loss carryovers..........................         597,000         605,000         597,000
    Impairment of assets............................         440,000       6,712,000             ---
   Other accrued liabilities........................       4,858,000       4,507,000       2,782,000
   Other............................................          89,000              --          43,000
   Net operating loss carryovers....................      15,945,000       6,996,000      10,187,000
   Alternative minimum tax credit carryovers........       1,139,000       1,139,000       1,138,000
                                                       -------------   -------------   -------------
         Total deferred tax assets..................      26,203,000      23,884,000      18,988,000
Valuation allowance for deferred tax assets.........     (25,728,000)    (20,378,000)     (5,374,000)
                                                       -------------   -------------   -------------
         Deferred tax assets, net of valuation
           allowance................................         475,000       3,506,000      13,614,000
                                                       -------------   -------------   -------------
         Net deferred tax assets....................   $          --   $          --      $9,411,000
                                                       =============   =============   =============

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)






         The provision (benefit) for income taxes consists of the following:

                                                        SIX MONTHS
                                                          ENDED            YEAR ENDED JUNE 30,
                                                        DECEMBER 31,   ------------------------------
                                                           1998            1998               1997
                                                       --------------  --------------  --------------
Income taxes currently payable:
   Federal........................................     $          --         $60,000        $204,000
   State..........................................                --         240,000         300,000

Deferred income taxes:
   Federal........................................                --       8,676,000       1,039,000
   State..........................................                --       1,005,000         183,000
                                                       ==============  ==============  ==============
                                                       $          --      $9,981,000      $1,726,000
                                                       ==============  ==============  ==============

         A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate (benefit) follows:

                                               SIX MONTHS ENDED DECEMBER 31,        YEAR ENDED JUNE 30,
                                               ------------------------------  ------------------------------
                                                   1998            1997            1998               1997
                                               --------------  --------------  --------------  --------------
                                                                (unaudited)
U.S. Federal statutory rate.................          (34.0%)          34.0%          (34.0%)         34.0%
Increase in valuation allowance.............          125.5              --            30.5           19.2
Non-deductible intangible assets............            8.8             3.5            20.4            ---
State income taxes, net of federal benefit..           (4.0)            4.0            (4.0)          (3.7)
Benefit of net operating loss recognized....             --           (37.7)             --           (8.5)
Tax effect of loss recognition on sale of
   assets...................................         (104.7)             --              --             --
Other.......................................            8.4            (3.8)            7.1           (7.0)
                                               ==============  ==============  ==============  ==============
Effective income tax rate...................            0%              0%             20.0%          34.0%
                                               ==============  ==============  ==============  ==============

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

         The Company has no net deferred tax assets at December 31, 1998 and June 30, 1998. Net deferred tax assets at June 30, 1997 were $9,411,000. The Company's valuation allowance related to deferred tax assets was increased by $5,350,000 at December 31, 1998, $15,004,000 at June 30, 1998 and $962,000 at
June 30, 1997.

         At December 31, 1998, the Company had net operating loss carryovers of approximately $41,680,000, and alternative minimum tax credit carryovers of approximately $1,139,000 available to reduce future federal income taxes, subject to certain annual limitations. The net operating loss carryovers expire as follows:

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




                                                                Year of
                                       Amount                  Expiration
                                 -------------------        -----------------
                                     $6,627,000                   2000
                                      7,002,000                   2001
                                        167,000                   2009
                                     27,884,000                 2010-18
                                    -----------
                                    $41,680,000
                                    ===========

         The Company may have had a change in ownership (as defined by Internal Revenue Code Section 382) during the six month period ended December 31, 1998. Although a study has not been completed to determine the effects, if any, that this change of ownership may have, some or all of the net operating loss for the six month period ended December 31, 1998 ($16,665,000) may be limited in use in any one year.

13.  REIMBURSEMENT FROM THIRD-PARTY CONTRACTUAL AGENCIES

         The Company records amounts due to or from third-party contractual agencies based on its best estimates of amounts to be ultimately received or paid under cost reports filed with the appropriate intermediaries. Final determination of amounts earned under contractual reimbursement programs is subject to review and audit by these intermediaries. Differences between amounts recorded as estimated settlements and the audited amounts are reflected as adjustments to provider based revenues in the period the final determination is made.

         During the year ended June 30, 1996, the Company recorded adjustments to reduce provider based revenues of approximately $1,900,000 related to intermediary audits of prior year cost reports. As a result of this negative experience, the Company recorded reserves in the fourth quarter of fiscal 1996 totaling $3,500,000 related to possible future adjustments of its cost report estimates by intermediaries.

         During the year ended June 30, 1997, the Company received a favorable cash judgment totaling approximately $2,900,000, net of related costs, by the courts of the State of Missouri. In this matter, the courts ruled that the Company's facility in Nevada, Missouri had received insufficient reimbursement from the Missouri Department of Social Services for the provision of behavioral healthcare to Medicaid patients from 1990 to 1996. The Company also recorded during the year ended June 30, 1997, a $1,500,000 benefit related to intermediary audits of prior year cost reports.

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

         The Company derived approximately 81%, 70%, 71%, 65% and 70% of its provider based revenues from services provided to individuals covered by various federal and state governmental programs in the six months ended December 31, 1998 and 1997, and the years ended June 30, 1998, 1997 and 1996, respectively.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




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

         The Company did not contribute to the plan during the six months ended December 31, 1998, or the year ended June 30, 1998, 1997 and 1996.

15.  COMMITMENTS AND CONTINGENCIES

         The Company is party to certain claims, suits and complaints, including those matters described below, whether arising from the acts or omissions of its employees, providers or others, which arise in the ordinary course of business. The Company has established reserves at December 31, 1998 for the estimated amounts which might be recovered from the Company as a result of all outstanding legal proceedings. In the opinion of management, the ultimate resolution of these pending legal proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

         During fiscal 1996, the State of Louisiana requested repayment of disproportionate share payments received by two of the Company's Louisiana facilities in fiscal years 1995 and 1994 totaling approximately $5.5 million, an amount in excess of the purchase price paid by the purchaser for the HMO subsidiary. The repayment requested related primarily to alleged overpayments received by a former facility of the Company. The Company believes that this matter may be settled for an amount less than Louisiana's initial request. The Company intends to vigorously contest any position by Louisiana which it considers adverse.

         In March 1997, a former executive vice president of the Company commenced arbitration and court proceedings against the Company in which he claims his employment was wrongfully terminated by the Company and seeks damages of approximately $2,300,000. The Company is awaiting the results of the arbitration proceedings which were held in February 1999.

         Prior to the merger with the Company, RMCI sold its subsidiary which, as a licensed HMO in Louisiana, Alabama and Mississippi, managed and provided prepaid healthcare services to its members. On September 29, 1997, RMCI received a demand for indemnification by the purchaser of this subsidiary in an amount totaling approximately $5,800,000. The Company intends to vigorously defend any proceedings which may result from this matter. In addition, on September 30, 1997, the Company demanded indemnification from the purchaser for various matters in an amount exceeding $2,000,000.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



16.  VALUATION AND QUALIFYING ACCOUNTS

         Activity in the Company's Valuation and Qualifying Accounts consists of the following:

                                                          SIX MONTHS
                                                            ENDED                      YEAR ENDED JUNE 30,
                                                           DECEMBER 31,   ----------------------------------------------
                                                              1998            1998             1997            1996
                                                          --------------  --------------  --------------- ---------------
Allowance for Doubtful Accounts:

Balance at beginning of  period....................         $2,395,000      $4,386,000    $   4,573,000      $3,886,000
Provision for doubtful accounts....................          1,549,000       6,649,000        5,688,000       5,805,000
(Write-offs) of uncollectible accounts receivable..           (594,000)     (6,368,000)      (6,323,000)     (5,118,000)
Allowance recorded in connection with the
   acquisition of RMCI.............................                 --              --          448,000              --
Allowance eliminated in connection with the sale of
   FPMBH...........................................                 --        (530,000)              --              --
Allowance related to assets held for sale..........           (191,000)     (1,742,000)              --              --
                                                          ============    ============    =============   =============
Balance at end of period...........................         $3,159,000      $2,395,000       $4,386,000      $4,573,000
                                                          ============    ============    =============   =============

Valuation Allowance on Property and Equipment:

Balance at beginning of period.....................        $17,576,000    $         --    $          --   $          --
Additions, charged to cost and expenses............                 --      17,576,000               --              --
Deductions.........................................         16,417,000              --               --              --
                                                          ------------    ------------    -------------   -------------
Balance at end of period...........................         $1,159,000     $17,576,000    $          --   $          --
                                                          ============    ============    =============   =============

Tax Valuation Allowance for Deferred Tax Assets:

Balance at beginning of period.....................        $20,378,000      $5,374,000       $4,412,000   $          --
Additions, charged to cost and expenses............          5,350,000      15,004,000          962,000       4,412,000
Deductions.........................................                 --              --               --              --
                                                          ============    ============    =============   =============
Balance at end of period                                   $25,728,000     $20,378,000       $5,374,000      $4,412,000
                                                          ============    ============    =============   =============

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)





17.  SUPPLEMENTAL CASH FLOW INFORMATION

         The Company's non-cash investing and financing activities were as follows:

                                               SIX MONTHS ENDED DECEMBER 31,                 YEAR ENDED JUNE 30,
                                               ------------------------------   ------------------------------------------------
                                                   1998             1997            1998              1997             1996
                                               --------------  --------------   -------------    --------------   --------------
                                                                (unaudited)
Issuance of stock in connection with
   conversion of Senior Subordinated Bridge
   Note (including accrued interest) ......      $ 2,584,000      $       --      $        --      $        --      $        --

Issuance of common stock in connection with
   conversion of Junior Subordinated Note
   (including accrued interest) ...........        5,423,000

Issuance of stock upon conversion of
   Preferred Stock, Series 1997-A .........        4,422,000              --               --               --               --

Issuance of common stock upon conversion of
   Preferred Stock, Series C ..............          580,000              --               --               --               --

Issuance of common stock upon conversion of
   Preferred Stock, Series 1996 ...........        3,181,000              --               --               --               --

Issuance of Common Stock in connection with
   employment agreement ...................          175,000              --               --               --               --

Note received in connection with sale of
   property and equipment .................               --              --        1,500,000               --               --

Issuance of stock in lieu of cash payment
   for accrued liabilities ................               --              --          355,000               --               --

Issuance of warrants in connection with
   Summa merger ...........................               --              --          657,000               --               --
Issuance of stock in connection with Summa
   merger .................................               --              --          813,000               --               --
Issuance of stock in lieu of debt payment .               --              --          250,000               --               --
Issuance of stock in lieu of dividend
   payments ...............................               --              --          610,000               --               --

Merger with RMCI:
   Cost in excess of net asset value of
     purchased businesses .................               --              --               --       18,048,000               --
   Other intangible assets ................               --              --               --        4,740,000               --
   Issuance of Common Stock ...............               --              --               --        6,408,000               --
   Issuance of Series 1996 Preferred Stock                --              --               --        3,000,000               --
   Noncurrent liabilities .................               --              --               --          750,000               --
Issuance of stock in lieu of cash payment
   for management and directors' fees .....               --              --               --          922,000          600,000

         As mentioned previously, on December 8, 1998, the Company acquired all of the issued and outstanding shares of common stock of The Rader Group, Incorporated for $1,000,000 plus an earn-out in future years if certain financial targets are met. In conjunction with the acquisition, liabilities were assumed as follows:

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




Fair value of assets acquired.............           $1,096,000
Cash paid for capital stock...............           (1,000,000)
Transaction costs.........................              (48,000)
                                                  -------------
     Liabilities assumed..................              $48,000
                                                  =============

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information with respect to the Company's executive officers is contained in Part I "Item 1. Business -- Executive Officers of the Registrant." Certain information concerning the directors of the Company is set forth below. Such information was furnished by them to the Company.

                                    Principal Occupations for Past Five
Name and Age                        Years and Certain Other Directorships
------------                        -------------------------------------
Aaron Beam, Jr. (55)                Founder in 1984 of HEALTHSOUTH  Corporation (provider of medical rehabilitation services) and retired in 1997;  Director of UROCOR since 1998; Director of Wall
                                    Street Deli since 1998; Director of the Company since 1991.

Peter J. Evans (50)                 Financial consultant to a number of Australian  companies;  Partner, P.J. Evans
                                    & Co., a chartered accounting firm in Australia,  since prior to 1993; Director of Ramsay  Health Care  Limited (or its  predecessors)  (owner and  operator of
                                    hospitals  in  Australia),   and  Prime  Television  Limited  (operator  of  an
                                    Australian television network); Director of the Company since 1989.

Thomas M. Haythe (59)               Partner,  Haythe & Curley  (attorneys)  since February 1982;  Director of Guest
                                    Supply,  Inc.  (provider  of  hotel  guest  room  amenities,   accessories  and
                                    products),  Novametrix Medical Systems Inc. (manufacturer of electronic medical
                                    instruments),   and  Westerbeke  Corporation  (manufacturer  of  marine  engine products); Director of the Company since 1987.

Luis E. Lamela (49)                 President and Chief  Executive  Officer of the Company since January 1998; Vice
                                    Chairman  of the Board of the  Company  since  January  1996;  Chief  Executive
                                    Officer of CAC Medical  Centers,  a division of United  HealthCare  of Florida, since May 1994;  President  and Chief  Executive  Officer of Ramsay - HMO, Inc.
                                    from prior to 1993 to May 1994; Director of the Company since 1996.

Paul J. Ramsay (63)                 Chairman  of the Board of the Company  since 1988;  involved in the health care industry  for more than 25 years;  Chairman of the Board of Ramsay  Health Care
                                    Limited (or its  predecessors)  (owner and operator of hospitals in Australia), and Prime Television  Limited (operator of an Australian  Television  Network);
                                    Director of the Company since 1987.

Steven J. Shulman (47)              President and Chief  Executive  Officer of Prudential  Health Care,  Inc. since
                                    1997;  President of the Pharmacy and Disease  Management Group of Value Health,
                                    Inc.  (provider of specialty  managed care  programs)  from  September  1995 to
                                    1997;  Executive  Vice  President of Value Health,  Inc. since prior to 1992 to
                                    September 1995;  Director of Value Health,  Inc. and Novametrix Medical Systems
                                    Inc.; Director of the Company since 1991.


Michael S. Siddle (50)              Various  executive  positions  with  corporations  controlled by Paul J. Ramsay
                                    since  prior  to  1993;   Director  of  Ramsay  Health  Care  Limited  (or  its
                                    predecessors)  (owner and  operator of  hospitals  in  Australia);  Director of
                                    Prime  Television  Limited  (operator  of an  Australian  Television  Network);
                                    Director of the Company since 1987.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors of RYS met four times during the six months ended December 31, 1998. All of the directors named above attended at least 75% of the meetings of the Board of Directors and meetings of the committees of the Board of Directors on which such director served held during the time that such person served, other than Mr. Shulman.

         RYS had four standing committees during the six months ended December 31, 1998: the Executive Operating Committee, the Audit Committee, the Compensation and Conflict of Interest Committee and the Independent Directors Committee.

         The Executive Operating Committee presently is composed of Messrs. Evans, Haythe, Lamela and Ramsay. The Committee's function is to act in the place and stead of the Board of Directors to the extent permitted by law on matters which require Board action between meetings of the Board of Directors. The Executive Operating Committee did not meet during the six months ended December 31, 1998.

         The Audit Committee presently is composed of Messrs. Beam, Evans and Haythe. The Audit Committee's functions include reviewing the results of the reports and audits by RYS' independent public accountants and making recommendations to the Board of Directors with respect to accounting practices and procedures and internal controls. The Audit Committee of RYS met once during the six months ended December 31, 1998.

         The Compensation and Conflict of Interest Committee (the "Compensation Committee") presently is composed of Messrs. Beam, Evans and Haythe. The Compensation Committee's functions include reviewing and recommending remuneration arrangements for senior officers and for members of the Board of Directors, adopting compensation plans in which officers and directors are eligible to participate, granting stock options under RYS' stock option plans, acting on important personnel matters, nominating senior officers, resolving matters involving possible conflicts of interest and providing for management succession. The Compensation and Conflict Committee met once during the six months ended December 31, 1998.

         The Independent Directors Committee presently is composed of Messrs. Beam, Haythe and Shulman. The Committee's function is to review all transactions between RYS and persons affiliated with Paul J. Ramsay or any entity in which Paul J. Ramsay directly or indirectly has an equity interest. The Independent Directors Committee did not meet during the six months ended December 31, 1998.

         RYS does not have a nominating committee and has established no procedures whereby nominees for director may be recommended by stockholders.

COMPENSATION OF DIRECTORS

         Prior to January 1, 1999, it was RYS' policy to pay directors who are not employees of RYS a fee of $3,000 for each of the first four meetings of the Board of Directors attended during the year, with no additional compensation to be paid for attendance at additional meetings. Effective January 1, 1999, it is RYS' policy to pay directors who are not employees of RYS a fee of $1,000 for each meeting of the Board of Directors attended during the year.

         For the six months ended December 31, 1998, RYS paid Messrs. Ramsay, Evans, Beam and Haythe $12,000 each, Mr. Siddle $9,000, and Mr. Shulman $6,000, for services rendered in connection with RYS' Board of Directors' Meetings. Mr. Lamela was not paid for his attendance at Board of Directors' Meetings during the six months ended December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table and footnotes set forth certain information concerning the compensation paid or awarded by the Company to the President and Chief Executive Officer and the other most highly compensated executive officers of RYS during the fiscal years ended June 30, 1998, 1997 and 1996.

         In addition, certain information is provided on an annualized basis for the fiscal year ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM
                                                                               COMPENSATION
                                            ANNUAL COMPENSATION                   AWARDS
                                   --------------------------------------      ------------
                                                                                SECURITIES
                                                           OTHER ANNUAL         UNDERLYING          ALL OTHER
NAME AND                 FISCAL    SALARY       BONUS      COMPENSATION        STOCK OPTIONS      COMPENSATION
PRINCIPAL POSITION        YEAR       ($)        ($)(2)          ($)                 (#)                ($)
--------------------------------------------------------------------------------------------------------------

Luis E. Lamela(1)        *1998     401,543      400,000        21,424 (3)             --                 --
Vice Chairman of the      1998     235,045           --        16,118 (3)         35,000 (4)          6,000  (7)
Board, President and      1997          --           --            --                 --                 --
Chief Executive Officer   1996          --           --            --                 --                 --

Bert G. Cibran           *1998     301,152      200,000        21,120 (3)             --              9,736  (8)
Chief Operating Officer   1998     301,152      200,000        21,120 (3)             --             12,358  (9)
                          1997     268,124           --        18,679 (3)         91,666 (5)         19,005  (10)
                          1996          --           --            --                 --                 --

Marcio C. Cabrera        *1998     175,684           --            --             10,000                 --
Executive Vice President, 1998          --           --            --                 --                 --
Chief Financial Officer   1997          --           --            --              6,667                 --
and Secretary             1996          --           --            --                 --                 --

Jorge L. Rico            *1998     143,482           --            --              8,333                 --
Vice President and        1998          --           --            --                 --                 --
Assistant Secretary       1997          --           --            --              6,667                 --
                          1996          --           --            --                 --                 --

Isabel M. Diaz           *1998     120,457           --         9,000 (3)             --                 --
Vice President            1998          --           --            --                 --                 --
                          1997          --           --            --             11,667 (6)             --
                          1996          --           --            --                 --                 --

--------------------

* Reflects annualized information for the twelve months ended December 31, 1998.

(1) In January 1998, Mr. Lamela became Chief Executive Officer of RYS; and in January 1999, Mr. Lamela became President of RYS. See "Employment and Other Agreements" below.

(2)    Bonuses are reflected in the period in which they are paid.

(3)    Represents automobile allowance.

(4) Represents options awarded to Mr. Lamela during the year ended June 30, 1998 in connection with his employment agreement. This amount does not include 131,666 options and warrants issued to Mr. Lamela prior to his employment with RYS and 150,015 warrants issued to Mr. Lamela in connection with RYS' purchase of Summa Healthcare Group, Inc. See "Other Arrangements."

(5) Amounts do not include options and warrants to purchase shares of Common Stock issued in connection with the Merger (as defined in "Certain Relationships and Related Transactions" below).

(6) Represents options awarded to Ms. Diaz in May 1997 (6,667) and August 1996 (5,000). Does not include 16,652 warrants issued to Ms. Diaz in connection with RYS' purchase of Summa Healthcare Group or 278 warrants issued in connection with the Merger (as defined in "Certain Relationships and Related Transactions" below).

(7) Represents directors fees paid to Mr. Lamela prior to his employment with the Company paid in fiscal 1998.

(8) Represents annualized premiums of $4,493 related to long-term disability policy and annualized club membership fees of $5,243.

(9) Represents premiums paid of $4,493 related to a long-term disability policy and club membership fees of $7,865.

(10) Represents premiums paid of $5,363 related to a long-term disability policy and club membership fees of $13,642.

         The following table and footnotes set forth the grant of stock options to the executive officer named in the Summary Compensation Table during the six months ended December 31, 1998. The amounts shown for the named executive officer as potential realizable values are based on arbitrarily assumed annualized rates of stock price appreciation of five percent and ten percent over the exercise price of the options during the full terms of the options. No gain to the optionees is possible without an increase in stock price which will benefit all stockholders proportionately. These potential realizable values are based solely on arbitrarily assumed rates of appreciation required by applicable Securities and Exchange Commission (the "SEC") regulations. Actual gains, if any, on option exercises and holdings of Common Stock are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved.

          STOCK OPTION GRANTS DURING SIX MONTHS ENDED DECEMBER 31, 1998

                                                                                        POTENTIAL REALIZABLE
                                                                                          VALUE AT ASSUMED
                                                                                        ANNUAL RATES OF STOCK
                                                    INDIVIDUAL                           PRICE APPRECIATION
                                                      GRANTS                               FOR OPTION TERM
                             ---------------------------------------------------------- ----------------------
                                                   % OF TOTAL
                                                     OPTIONS
                                                    GRANTED TO
                                                    EMPLOYEES
                                                     DURING
                                                    SIX MONTHS     EXERCISE
                                                      ENDED           OR
                                     OPTIONS        DECEMBER 31,  BASE PRICE    EXPIRATION
NAME                                GRANTED (#)        1998         ($/SH)        DATE           5%($)     10%($)
----------------------------        -----------     ------------  ----------    ----------      -------    -------
Marcio C. Cabrera                     10,000           12.6%       $4.69         11/24/08       $29,500    $75,000
Executive Vice President,
Chief Financial Officer
and Secretary

Jorge L. Rico                          8,333           10.5%       $4.69         11/24/08       $25,000    $62,500
Vice President and
Assistant Secretary

         The following table and footnotes summarize stock options exercised during the six months ended December 31, 1998 and the number and value of options held by the executive officers named in the Summary Compensation Table at December 31, 1998.


    STOCK OPTION EXERCISES DURING THE SIX MONTHS ENDED DECEMBER 31, 1998 AND
                    STOCK OPTION VALUES AT DECEMBER 31, 1998


                                                           NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED
                                                                OPTIONS AT                IN-THE-MONEY OPTIONS
                                                           DECEMBER 31, 1998 (#)      AT DECEMBER 31, 1998 ($) (1)
                                                       ------------------------------ ------------------------------
NAME                          SHARES
                             ACQUIRED
                                ON           VALUE
                             EXERCISE      REALIZED    EXERCISABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
------------------------- --------------- ------------ ------------- ---------------- ------------- ----------------
Luis E. Lamela (2)             --             --         190,570          126,111           --             --

Bert G. Cibran (3)             --             --          16,667          108,333           --             --

Marcio C. Cabrera              --             --           2,222           14,444           --             --

Isabel M. Diaz (4)             --             --          19,129            9,467           --             --

Jorge L. Rico                  --             --           4,445           10,555           --             --

-------------------

(1) In-the-money options are those where the fair market value of the underlying Common Stock exceeds the exercise price of the option. The value of in-the-money options is determined in accordance with regulations of the Securities and Exchange Commission by subtracting the aggregate exercise price of the options from the aggregate year-end value of the underlying Common Stock.

(2) Represents 35,000 options awarded to Mr. Lamela in connection with his employment agreement, 131,666 options and warrants issued to Mr. Lamela prior to his employment with RYS and 150,015 warrants issued to

       Mr. Lamela in connection with RYS' purchase of Summa Healthcare Group, Inc. See "Employment and Other Agreements" and "Other Arrangements" below.

(3) Includes options and warrants to purchase shares of Common Stock issued in connection with the Merger (as defined in "Certain Relationships and Related Transactions" below).

(4) Includes 16,652 options to purchase shares of Common Stock issued in connection with RYS' purchase of Summa Healthcare Group and 278 warrants to purchase shares of Common Stock issued in connection with the Merger (as defined in "Certain Relationships and Related Transactions" below).

EMPLOYMENT AND OTHER AGREEMENTS

         In October 1997, RYS entered into an employment agreement with Luis E. Lamela to serve as RYS' Vice Chairman of the Board and Chief Executive Officer, providing for the payment of an initial annual base salary of $400,000, subject to increases determined by the Board of Directors and minimum annual increases based on the Consumer Price Index. In addition, Mr. Lamela is entitled to an annual bonus in an amount equal to the greater of (i) $400,000 or (ii) five percent of any increase in operating income for the applicable fiscal year over operating income for the 1997 fiscal year. The agreement is for an initial term of two years with annual renewals thereafter. Pursuant to the employment agreement, RYS agreed to provide Mr. Lamela an automobile allowance and options to purchase 35,000 shares of Common Stock. In addition, Mr. Lamela's employment with RYS may be terminated by either RYS or Mr. Lamela; however, in the event RYS terminates Mr. Lamela's employment without due cause, RYS must continue to pay Mr. Lamela his base salary in effect at the time of such termination for 24 months after the date of such termination and any bonus payable. The agreement also provides for a lump sum cash payment to Mr. Lamela of his bonus and 36 months' base salary upon termination of his employment for any reason following certain change of control events involving RYS.

         As a result of an amendment in his employment agreement, Mr. Lamela's annual bonus effective after December 31, 1998 shall be determined at the sole discretion of the Board of Directors of the Company.

         In August 1996, RYS entered into an employment agreement with Bert G. Cibran, Chief Operating Officer of RYS, providing for the payment of an initial annual base salary of $300,000, subject to annual increases determined by the Board of Directors and minimum annual increases based on the Consumer Price Index. Mr. Cibran's current annual salary is $300,000. In addition, Mr. Cibran is entitled to an annual bonus in an amount equal to two percent of any increase in operating income over the preceding fiscal year. The agreement is for an initial term of three years with annual renewals thereafter. Pursuant to the employment agreement, RYS agreed to provide Mr. Cibran an automobile allowance and options to purchase 41,666 shares of Common Stock. In addition, Mr. Cibran's employment may be terminated by either RYS or Mr. Cibran; however, in the event RYS terminates Mr. Cibran's employment without due cause, RYS must continue to pay Mr. Cibran his base salary in effect at the time of such termination for 24 months after the date of such termination and any bonus payable. The agreement also provides for a lump sum cash payment to Mr. Cibran of his bonus and 24 months' base salary upon termination of his employment for any reason following certain change of control events involving RYS.

         As a result of an amendment in his employment agreement, Mr. Cibran's annual bonus effective after December 31, 1998 shall be determined at the sole discretion of the Board of Directors of the Company.

         In June 1998, RYS entered into an employment agreement with Marcio C. Cabrera to serve as RYS' Executive Vice President of Finance, providing for the payment of an initial annual base salary of $175,000. In accordance with the terms of his employment agreement, bonuses and increases to Mr. Cabrera's base salary will be determined based on the Company's existing compensation guidelines. The agreement is for an initial term of two years with annual renewals thereafter. Mr. Cabrera's employment with RYS may be terminated by either RYS or Mr. Cabrera; however, in the event RYS terminates Mr. Cabrera's employment without cause, RYS must continue to pay

Mr. Cabrera his base salary in effect at the time of such termination for six months after the date of such termination.

         In February 1997, RYS entered into an employment agreement with Jorge Rico to serve as RYS' Vice President of Management Services, providing for the payment of an initial annual base salary of $120,000. On July 1, 1998, Mr. Rico was promoted to Vice President of Operations and his annual salary was increased to $145,000. In accordance with the terms of his employment agreement, bonuses and increases to Mr. Rico's salary will be determined based on the Company's existing compensation guidelines. The agreement is for an initial term of two years with annual renewals thereafter. In addition, Mr. Rico's employment by RYS may be terminated by either RYS or Mr. Rico; however, in the event RYS terminates Mr. Rico's employment without cause, RYS must continue to pay Mr. Rico his base salary in effect at the time of such termination for six months after the date of such termination.

         In October 1997, RYS entered into an employment agreement with Isabel
M. Diaz to serve as RYS' Vice President of Corporate Relations, providing for the payment of an initial annual base salary of $120,000. In accordance with the terms of her employment agreement, bonuses and increases to Ms. Diaz's base salary will be determined based on the Company's existing compensation guidelines. The agreement is for an initial term of two years with annual renewals thereafter. Pursuant to the employment agreement, RYS agreed to provide Ms. Diaz an automobile allowance in the amount of $750 per month. Ms. Diaz's employment with RYS may be terminated by either RYS or Ms. Diaz; however, in the event RYS terminates Ms. Diaz's employment without cause, RYS must continue to pay Ms. Diaz her base salary in effect at the time of such termination for six months after the date of such termination.

COMPLIANCE WITH SECTION 16(a) OF THE
SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires RYS' directors and executive officers, and persons who own more than ten percent of Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock. Executive officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish RYS with copies of all Section 16(a) reports they file.

         To RYS' knowledge, based solely on a review of the copies of such reports furnished to RYS and representations that no other reports were required, during the six months ended December 31, 1998, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent stockholders were complied with. All such persons have subsequently filed the required reports.

COMPENSATION COMMITTEE INTERLOCKS
AND INSIDER PARTICIPATION

         The members of the Compensation Committee of the Board of Directors are Aaron Beam, Jr., Peter J. Evans and Thomas M. Haythe. Mr. Haythe is a partner of the New York City law firm of Haythe & Curley, which firm rendered legal services to RYS during the last fiscal year and will continue to render legal services to RYS in the future. See "Certain Relationships and Related Transactions" above.

COMPENSATION COMMITTEE REPORT
ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors determines the compensation arrangements for executive officers of RYS. RYS' executive compensation program is designed to attract, motivate, reward and retain individuals with the executive and management skills needed to achieve RYS' business objectives. The compensation program accomplishes this goal by providing RYS' executives with incentives which reward achievement of both short- and long-term objectives that contribute to the growth and profitability of RYS, and which link executive pay with the interests of RYS' stockholders.

         RYS' executive compensation program consists of base salary, bonuses and stock options. RYS' salary levels are determined by comparisons with companies of similar size and complexity in the youth services care industry. Salary increases are determined in light of the financial performance of RYS, the individual performance of the executive and any increased responsibilities assumed by the executive. The salaries for RYS' President and Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Vice President, were determined pursuant to the terms of their employment agreements with RYS, which in turn were based on the foregoing considerations.

         Effective January 1, 1999, annual bonuses payable pursuant to the employment agreements for RYS' President and Chief Executive Officer and its Chief Operating Officer are determined on the sole discretion of the Company's Board of Directors based on the achievement of strategic objectives, the financial performance of RYS, the individual performance of the executive and any increased responsibilities assumed by the executive.

         RYS may award bonuses to other executives based on the level of financial performance achieved by RYS and the individual accomplishments of the executive, as evaluated by the Chief Executive Officer or the President of RYS. Annual bonuses are paid to the chief executive officers of each of RYS' facilities, based on (a) the financial performance of his/her facility compared to budgeted and prior year performance, (b) the overall results of RYS and (c) the attainment of certain quality of care levels.

         RYS periodically grants stock options to its executive officers and other key employees. Stock option grants are intended to provide RYS' executives and other key employees with a significant incentive to work to maximize stockholder value. The Compensation Committee believes that by providing RYS' executives and key employees who have substantial responsibility for the management and growth of RYS with an opportunity to profit from increases in the value of the Common Stock, the interests of RYS' stockholders and executives will be most closely aligned.

                                 THE COMPENSATION AND CONFLICT OF
                                 INTEREST COMMITTEE OF THE BOARD OF
                                 DIRECTORS

                                          Aaron Beam, Jr.
                                          Peter J. Evans
                                          Thomas M. Haythe




ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

INFORMATION CONCERNING CERTAIN STOCKHOLDERS

                  Listed in the following table is certain information as of March 15, 1999 with respect to (i) the stockholders of the Company (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) who, to the knowledge of the Board of Directors, owned beneficially more than five percent (5%) of any class of the outstanding voting securities of the Company,
(ii) each director of the Company who owned beneficially any shares of voting securities of the Company, and (iii) all directors and officers of the Company as a group. This information has been provided to the Company by the persons named below.


NAME AND ADDRESS                                TITLE                  NUMBER OF                PERCENTAGE
BENEFICIAL OWNER                               OF CLASS             SHARES OWNED (1)           OF CLASS (1)
----------------                               --------             ----------------           ------------

Paul J. Ramsay                               Common                 5,563,519   (2)                60.14%
    Paul Ramsay Group
    154 Pacific Highway
    St. Leonards, NSW
    Australia

Paul Ramsay Hospitals Pty. Limited           Common                 5,519,270   (3)                59.91%
    c/o Haythe & Curley
    237 Park Avenue
    New York, New York 10017

Paul Ramsay Holdings Pty. Limited            Common                 4,721,024   (3)                51.51%
    c/o Haythe & Curley
    237 Park Avenue
    New York, New York 10017

Ramsay Holdings HSA Limited                  Common                   906,352   (3)                 9.98%
    c/o Haythe & Curley
    237 Park Avenue
    New York, New York 10017

Heartland Advisors, Inc.                     Common                   671,679   (4)                 7.40%
    790 North Milwaukee Street
    Milwaukee, Wisconsin 53202

Luis E. Lamela                               Common                   598,319   (5)                 6.44%
    One Alhambra Plaza, Suite 750
    Coral Gables, Florida 33134

Dauphin Capital Partners I, LP               Common                   444,444   (6)                 4.89%
    1921 W. Joppa Road
    Baltimore, Maryland 21204

Aaron Beam, Jr.                              Common                   20,279    (7)              *

Marcio C. Cabrera                            Common                    4,444    (8)              *

Bert G. Cibran                               Common                   33,611    (9)              *

Isabel M. Diaz                               Common                   29,699    (10)             *

Peter J. Evans                               Common                   33,138    (11)             *

Thomas M. Haythe                             Common                   33,783    (12)             *

Jorge L. Rico                                Common                    4,444    (13)             *

Steven J. Shulman                            Common                   15,361    (14)             *

Michael S. Siddle                            Common                   17,583    (15)             *

All directors and executive
  officers as a group

  (11 persons)                               Common                 6,354,180   (2)(5)             66.25%
                                                                                (7)(8)(9)(10)
                                                                                (11)(12)(13)
                                                                                (14)(15)

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

(2) Mr. Ramsay's beneficial ownership of Common Stock consists of (i) 5,916 shares of Common Stock owned directly by Mr. Ramsay, (ii) 38,333 shares of Common Stock issuable upon the exercise of exercisable options owned directly by Mr. Ramsay, (iii) 906,352 shares of Common Stock beneficially owned by Ramsay Holdings HSA Limited ("Ramsay Holdings"), (iv) 4,721,024 shares of Common Stock beneficially owned by Paul Ramsay Holdings Pty. Limited ("Holdings Pty."), which includes all shares beneficially owned by Ramsay Holdings, and (v) 5,519,270 shares of Common Stock beneficially owned by Paul Ramsay Hospitals Pty. Limited ("Hospitals Pty."), which includes all shares beneficially owned by Ramsay Holdings and Holdings Pty. The shares beneficially owned by Ramsay Holdings consist of 906,352 shares of Common Stock owned of record by Ramsay Holdings. The shares beneficially owned by Holdings Pty. consist of 3,731,339 shares of Common Stock owned of record by Holdings Pty., 83,333 shares of Common Stock issuable upon the exercise of exercisable warrants to purchase shares of Common Stock held by Holdings, Pty. and the 906,352 shares of Common Stock beneficially owned by Ramsay Holdings. The shares beneficially owned by Hospitals Pty. consist of 751,024 shares of Common Stock owned of record by Hospitals Pty., 47,222 shares of Common Stock issuable upon the exercise of exercisable warrants to purchase shares of Common Stock held by Hospitals Pty. and the 4,721,024 shares of Common Stock beneficially owned by Holdings Pty.

(3) These shares are included in the beneficial ownership of Paul J. Ramsay and are included in footnote (2) above.

(4) Information as to the holdings of Heartland Advisors, Inc. ("HAI") is based upon a report on Schedule 13G filed with the Securities and Exchange Commission. Such report indicates that HAI owned 1,186,439 shares with sole voting power and 2,015,039 shares with sole dispositive power, which after giving effect to the one-for-three stock split results in 375,479 shares with sole voting power and 671,679 shares with dispositive power. Such report indicates that HAI is an investment adviser registered under the Investment Advisers Act of 1940.

(5) Includes 55,000 shares of Common Stock issuable upon the exercise of exercisable options to purchase shares of Common Stock held by Mr. Lamela and 150,015 shares of Common Stock issuable upon the exercise of exercisable warrants to purchase shares of Common Stock held by Mr. Lamela.

(6) Information as to the holdings of Dauphin Capital Partners I, LP ("Dauphin") is based upon a report on Schedule 13D filed with the Securities and Exchange Commission. Such report indicates that Dauphin owned 1,333,334 shares with sole voting power and sole dispositive power, which after giving effect to the one-for-three stock split results in 444,444 shares with sole voting power and sole dispositive power.

(7) Includes 10,555 shares of Common Stock issuable upon the exercise of currently exercisable options to purchase shares of Common Stock held by Mr. Beam.

(8) Represents 4,444 shares of Common Stock issuable upon the exercise of currently exercisable options to purchase shares of Common Stock held by Mr. Cabrera.

(9) Represents 33,333 shares of Common Stock issuable upon the exercise of exercisable options to purchase shares of Common Stock held by Mr. Cibran and 278 shares of Common Stock issuable upon the exercise of currently exercisable warrants to purchase shares of Common Stock held by Mr. Cibran.

(10) Includes 4,444 shares of Common Stock issuable upon the exercise of exercisable options to purchase shares of Common Stock held by Ms. Diaz and 16,930 shares of Common Stock issuable upon the exercise of exercisable warrants to purchase shares of Common Stock held by Ms. Diaz.

(11) Includes 27,222 shares of Common Stock issuable upon the exercise of currently exercisable options to purchase shares of Common Stock held by Mr. Evans.

(12) Includes 1,666 shares of Common Stock held in a Keough Plan for the benefit of Mr. Haythe and 11,667 shares of Common Stock issuable upon the exercise of currently exercisable options to purchase shares of Common Stock held by Mr. Haythe.

(13) Represents 4,444 shares of Common Stock issuable upon the exercise of currently exercisable options to purchase shares of Common Stock held by Mr. Rico.

(14) Includes 9,445 shares of Common Stock issuable upon the exercise of currently exercisable options to purchase shares of Common Stock held by Mr. Shulman.

(15) Includes 11,667 shares of Common Stock issuable upon the exercise of currently exercisable options to purchase shares of Common Stock held by Mr. Siddle.

         On September 23, 1998, Holdings Pty. and Nottoway Properties, Inc. entered into a secured credit facility with The Chase Manhattan Bank (the "Chase Facility"), the proceeds of which were used, in part, to refinance in full the secured demand loan facility (the "Coutts Facility") with Coutts Bank (Switzerland), Ltd., successor to Coutts & Co. AG ("Coutts"). As security for the Coutts Facility, Holdings Pty. and Ramsay Holdings had pledged to Coutts, among other items, 559,966 of the shares of Common Stock held by Holdings Pty. and Ramsay Holdings and the 47,495 shares of Series C Preferred Stock held by Holdings Pty. and Ramsay Holdings (collectively, the "Pledged Stock"). Upon entering into the Chase Facility, all outstanding indebtedness to Coutts was fully repaid and the pledged stock was released.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATIONSHIP WITH RAMSAY AFFILIATES

         The Ramsay Affiliates are corporations controlled by RYS' Chairman of the Board, Paul J. Ramsay. At March 15, 1999, Paul J. Ramsay, Ramsay Holdings HSA Limited, Paul Ramsay Holdings Pty. Limited ("Ramsay Holdings") and Paul Ramsay Hospitals Pty. Limited ("Ramsay Hospitals") owned of record, and had a voting interest in, approximately 59.4% of the issued and outstanding shares of RYS Common Stock.

         The Company has, from time to time, entered into certain financing agreements with the Ramsay Affiliates. See "Item 7. Liquidity and Capital Resources".

OTHER AGREEMENTS

         RYS entered into an indemnification agreement with its directors and executive officers. These agreements provide that the directors and executive officers will be indemnified to the fullest possible extent permitted by Delaware law against all expenses (including attorneys' fees), judgments, fines, penalties, taxes and settlement amounts paid or incurred by them in any action or proceeding (including any action by or in the right of RYS or any of its subsidiaries or affiliates) on account of their service as directors, officers, employees, fiduciaries or agents of RYS or any of its subsidiaries or affiliates and their service at the request of RYS or any of its subsidiaries or affiliates as directors, officers, employees, fiduciaries or agents of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise.

         Thomas M. Haythe, a director of RYS, is a partner of the New York City law firm of Haythe & Curley, which firm rendered legal services to RYS during the six months ended December 31, 1998 and will continue to render legal services to RYS in the future.

         RYS amended its consulting agreement on February 1, 1997 with Summa Healthcare Group, Inc. ("Summa"), a company of which Luis E. Lamela, the Vice Chairman of the Board of RYS, is the principal stockholder. Under the consulting agreement, Summa provided RYS with advisory and consulting services in connection with strategic planning, business development and investor relations for a fee of $30,000 per month, as well as a success fee to be negotiated in good faith between RYS and Summa with respect to any significant transactions involving RYS as to which Summa rendered substantial consulting or advisory services. During the fiscal years ended June 30, 1997 and 1998, RYS paid Summa $237,500 and $90,000, respectively, in connection with its advisory and consulting services. In connection with a similar consulting agreement between Summa and RMCI, as a result of the merger between Ramsay Managed Care, Inc. ("RMCI") and RYS (the "Merger"), RYS assumed RMCI's obligation to pay $200,000 in success fees to Summa for Summa's services in connection with the Merger and the sale by RMCI prior to the Merger of its HMO subsidiary (the "HMO Sale"). Prior to the Summa Merger (as defined below), Summa assigned the right to receive these fees to Mr. Lamela. The fees are payable by RYS following June 30, 1998 in the event that RYS satisfies certain financial and operational conditions under its credit documentation.

         On July 1, 1997, RYS, Ramsay Acquisition Corp., a Delaware corporation and wholly owned subsidiary of RYS, and Summa entered into an Agreement and Plan of Merger, pursuant to which Summa merged with and into Ramsay Acquisition Corp. in October 1997, whereupon Summa became a wholly owned subsidiary of RYS (the "Summa Merger"). The aggregate consideration paid by RYS in the Summa Merger consisted of $300,000 in cash, 83,333 shares of Common Stock and warrants to purchase an aggregate of 166,666 shares of Common Stock at $9.75 per share (of which, Mr. Lamela received $270,027 in cash, 75,007 shares of Common Stock and warrants to purchase 150,015 shares of Common Stock).

         As a result of the Merger, RYS assumed an obligation of RMCI to pay $100,000 in success fees to Peter J. Evans, a director of RYS. These fees are payable to Mr. Evans for his services to RMCI in connection with the Merger. These fees were paid to Mr. Evans during the year ended June 30, 1998 and the six months ended December 31, 1998.

PERFORMANCE GRAPH

         The following performance graph compares the cumulative total return on the Common Stock to the NASDAQ Stock Market-U.S. Index, an old peer group and a new peer group. The old peer group companies consist of Comprehensive Care Corporation, Magellan Health Services, Inc. and Res-Care, Inc. The new peer group companies consist of Children's Comprehensive Services, Inc., Correctional Services Corporation and Res-Care, Inc. RYS believes that these peer companies, which are engaged in the behavioral health and youth services industry, are most comparable to RYS' historical business, within the parameters set by the SEC. The graph assumes that $100 was invested in Common Stock, the NASDAQ Stock Market U.S. Index, the new peer group and the old peer group on December 31, 1993 and that all dividends were reinvested.

                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                       AMONG RAMSAY YOUTH SERVICES, INC.,
                      THE NASDAQ STOCK MARKET (U.S.) INDEX
                     A NEW PEER GROUP AND AN OLD PEER GROUP

                                                                 CUMULATIVE TOTAL RETURN
                                                     ------------------------------------------------
                                                       12/93   12/94   12/95   12/96   12/97   12/98
     RAMSAY YOUTH SERVICES, INC.                         100      88      46      42      43      23
     NEW PEER GROUP                                      100     108     121     199     262     298
     OLD PEER GROUP                                      100      83      88      91      98      69
     NASDAQ STOCK MARKET (U.S.)                          100      98     138     170     208     294

*$100 INVESTED ON 12/31/93 IN STOCK OR INDEX -
 INCLUDING REINVESTMENT OF DIVIDENDS.
 FISCAL YEAR ENDING DECEMBER 31.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                  (a)      DOCUMENTS FILED AS PART OF THE REPORT:

                           1.  FINANCIAL STATEMENTS

                                    Information with respect to this Item is
                           contained on Pages 27 to 58 of this Transition Report on Form 10-K.

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

                  (b)      REPORTS ON  FORM 8-K:

                           On October 9, 1998, the Company filed with the Commission a Current Report on Form 8-K related to the sale of its behavioral health facilities. On December 14, 1998, the Company filed a Current Report on Form 8-K/A to include the financial statements and pro forma financial information related to the sale of its behavioral health facilities. On November 25, 1998, the Company filed with the Commission a Current Report on Form 8-K related to the change in the Company's fiscal year end from June 30 to December 31 of each year.

                  (c)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K:

                           Exhibits required to be filed by the Company pursuant to Item 601 of Regulation S-K are contained in Exhibits listed in response to Item 14(a)3, and are incorporated herein by reference. The agreements, management contracts and compensatory plans and arrangements required to be filed as an Exhibit to this Form 10-K are listed in Exhibits 10.64, 10.66, 10.69, 10.71, 10.72, 10.76, 10.77, 10.79, 10.91,
                           10.97, 10.99, 10.101, 10.102, 10.104, 10.105, 10.110,
                           10.136 and 10.137.

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

                                 RAMSAY YOUTH SERVICES, INC.

Dated:  3/25/99                  By /s/ Luis E. Lamela
      ---------                     --------------------------------------------
                                    Luis E. Lamela
                                    President and Chief Executive Officer


Dated:  3/25/99                  By /s/ Marcio C. Cabrera
      ---------                     --------------------------------------------
                                    Marcio C. Cabrera
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 SIGNATURE/TITLE

Dated:  3/25/99                  By /s/ Paul J. Ramsay
      ---------                     --------------------------------------------
                                    Paul J. Ramsay
                                    Chairman of the Board of Directors


Dated:  3/25/99                  By /s/ Luis E. Lamela
      ---------                     --------------------------------------------
                                    Luis E. Lamela
                                    President and Chief Executive Officer, Vice
                                    Chairman of the Board and Director

                                 SIGNATURE/TITLE



Dated:  3/25/99                  By /s/ Aaron Beam, Jr.
      ---------                     --------------------------------------------
                                    Aaron Beam, Jr.
                                    Director


Dated:  3/25/99                  By /s/ Peter J. Evans
      ---------                     --------------------------------------------
                                    Peter J. Evans
                                    Director


Dated:  3/25/99                  By /s/ Thomas M. Haythe
      ---------                     --------------------------------------------
                                    Thomas M. Haythe
                                    Director


Dated:  3/25/99                  By /s/ Steven J. Shulman
      ---------                     --------------------------------------------
                                    Steven J. Shulman
                                    Director


Dated:  3/25/99                  By /s/ Michael S. Siddle
      ---------                     --------------------------------------------
                                    Michael S. Siddle
                                    Director

                                INDEX OF EXHIBITS

                                                                                                    Page
                                                                                                   Number
                                                                                                   ------

2.1      Recapitalization Agreement dated as of June 30, 1993 by and among the
         Company, Ramsay Holdings HSA Limited and Paul Ramsay Holdings Pty.
         Limited (incorporated by reference to Exhibit 2.2 to the Company's
         Annual Report on Form 10-K for the year ended June 30, 1994)............................... --

2.2      Agreement of sale and purchase dated April 12, 1995 by and between Mesa
         Psychiatric Hospital, Inc. and Capstone Capital Corporation
         (incorporated by reference to Exhibit 2.7 to the Company's Annual
         Report on Form 10-K for the year ended June 30, 1995). Pursuant to Reg.
         S-K, Item 601(b)(2), the Company agrees to furnish a copy of the
         Schedules and Exhibits to such Agreement to the Commission upon request.................... --

2.3      Agreement of sale and purchase dated April 12, 1995 by and between RHCI
         San Antonio, Inc. and Capstone Capital Corporation (incorporated by reference to Exhibit 2.8 to the Company's Annual Report on Form 10-K
         for the year ended June 30, 1995). Pursuant to Reg. S-K, Item
         601(b)(2), the Company agrees to furnish a copy of the Schedules and
         Exhibits to such Agreement to the Commission upon request.................................. --

2.4      Agreement and Plan of Merger dated as of October 1, 1996 among Ramsay Managed
         Care, Inc., the Company and RHCI Acquisition Corp. (incorporated by reference to
         Exhibit 2 to the Company's Current Report on Form 8-K dated October 2, 1996).
         Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the
         Disclosure Schedules to such Agreement to the Commission upon request...................... --

2.5      Agreement and Plan of Merger dated as of July 1, 1997 among Summa
         Healthcare Group, Inc., the Company and Ramsay Acquisition Corporation
         (incorporated by reference to Exhibit 2.5 to the Company's Annual
         Report on Form 10-K for the year ended June 30, 1997).....................................  --

2.6      Agreement of Purchase and Sale dated as of March 18, 1998 by and between Ramsay Louisiana, Inc. and Health-One Properties, LLC
         (incorporated by reference to Exhibit 2.6 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 1998). Pursuant to
         Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the
         Disclosure Schedules and attachments to such Agreement to the
         Commission upon request.................................................................... --

2.7      Stock Purchase Agreement dated as of May 1, 1998 by and among the
         Company, Ramsay Managed Care, Inc. and Horizon Health Corporation
         (incorporated by reference to Exhibit 2.7 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 1998). Pursuant to
         Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the
         Disclosure Schedules and attachments to such Agreement to the
         Commission upon request.................................................................... --

2.8      Asset Purchase Agreement dated as of May 15, 1998 by and among
         Greenbrier Hospital, Inc., the Company and Provider Options Holdings,
         L.L.C (incorporated by reference to Exhibit 2.8 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
         Pursuant to Reg. S- K, Item 601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedules and attachments to such Agreement to the Commission upon request................................................................ --



2.9      Purchase Agreement dated as of June 24, 1998 among Charter Behavioral
         Health Systems, LLC, the Company, Carolina Treatment Center, Inc.,
         Houma Psychiatric Hospital, Inc., Mesa Psychiatric Hospital, Inc., RHCI
         San Antonio, Inc., The Haven Hospital, Inc., Transitional Care Ventures
         (Arizona), Inc., Transitional Care Ventures (North Texas), Inc. and
         Transitional Care Ventures (Texas), Inc. (incorporated by reference to
         Exhibit 2.9 to the Company's Current Report on Form 8-K dated October
         9, 1998). Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedules and attachments to such
         Agreement to the Commission upon request................................................... --

2.10     Purchase and Sale Contract dated as of June 25, 1998 among Charter
         Behavioral Health Systems, LLC, Carolina Treatment Center, Inc. and
         Mesa Psychiatric Hospital, Inc. (incorporated by reference to Exhibit
         2.10 to the Company's Current Report on Form 8-K dated October 9,
         1998). Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedules and attachments to such
         Agreement to the Commission upon request................................................... --

2.11     Purchase and Sale Contract dated as of June 26, 1998 among Crescent
         Real Estate Equities Limited Partnership and The Haven Hospital, Inc.
         (incorporated by reference to Exhibit 2.11 to the Company's Current
         Report on Form 8-K dated October 9, 1998). Pursuant to Reg. S-K, Item
         601(b)(2), the Company agrees to furnish a copy of the Disclosure
         Schedules and attachments to such Agreement to the Commission upon request................. --

2.12     Asset Purchase Agreement dated as of July 2, 1998 among West Virginia
         University Hospitals, Inc., Psychiatric Institute of West Virginia,
         Inc. and the Company (incorporated by reference to Exhibit 2.12 to the
         Company's Current Report on Form 8-K dated October 9, 1998). Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedules and attachments to such Agreement to the
         Commission upon request.................................................................... --

2.13     Amendment No. 1 dated as of September 28, 1998 Purchase Agreement dated as of
         June 24, 1998 among Charter Behavioral Health Systems, LLC, the Company, Carolina
         Treatment Center, Inc., Houma Psychiatric Hospital, Inc., Mesa Psychiatric
         Hospital, Inc., RHCI San Antonio, Inc., The Haven Hospital, Inc., Transitional
         Care Ventures (Arizona), Inc., Transitional Care Ventures (North Texas), Inc. and
         Transitional Care Ventures (Texas), Inc. (incorporated by reference to Exhibit 2.13 to the Company's Current Report on Form 8-K dated October 9, 1998)......................... --

2.14     Agreement of Sale and Purchase dated as of September 28, 1998 by and among
         Havenwyck Hospital, Inc., Michigan Psychiatric Services, Inc. and Capstone
         Capital Corporation (incorporated by reference to Exhibit 2.14 to the Company's
         Current Report on Form 8-K dated October 9, 1998). Pursuant to Reg. S-K,
         Item 601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedules and attachments to such Agreement to the Commission upon request........................... --

2.15     Stock Purchase Agreement dated as of November 19, 1998 The Rader Group,
         Incorporated, a Florida corporation, The Rader Group, Incorporated, a Colorado corporation, Bill T. Rader, Ph.D. and Ramsay Educational Services, Inc.....................

3.1      Restated Certificate of Incorporation of the Company, as amended
         (incorporated by reference to Exhibit 3.1 to the Company's Annual
         Report on Form 10-K for the year ended June 30, 1990)...................................... --



3.2      Certificate of Amendment of Restated Certificate of Incorporation of the Company
         filed on April 17, 1991 (incorporated by reference to Exhibit 3.2 to the
         Company's Registration Statement on Form S-2, Registration No. 33-40762)................... --

3.3      Certificate of Correction to Certificate of Amendment of Restated
         Certificate of Incorporation of the Company filed on April 18, 1991
         (incorporated by reference to Exhibit 3.3 to the Company's Registration
         Statement on Form S-2, Registration No. 33-40762).......................................... --

3.4      By-Laws of the Company, as amended to date (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994)....................................................................... --

3.5      Certificate of Designation of Preferred Stock of the Company filed on
         June 27, 1991 (incorporated by reference to Exhibit 3.5 to the
         Company's Registration Statement on Form S-2, Registration No. 33-40762)................... --

3.6      Certificate of Designation of Preferred Stock of the Company filed on
         July 9, 1991 (incorporated by reference to Exhibit 3.6 to the Company's
         Registration Statement on Form S-2, Registration No. 33-40762)............................. --

3.7      Certificate of Designation of Preferred Stock of the Company filed on
         June 29, 1993 (incorporated by reference to Exhibit 3.7 to the
         Company's Annual Report on Form 10-K for the year ended June 30, 1994)..................... --

3.8      Certificate of Designation of Preferred Stock of the Company with respect to its Class B Preferred Stock, Series 1996 filed on June 10,
         1997 (incorporated by reference to Exhibit 3.8 to the Company's Annual
         Report on Form 10-K for the year ended June 30, 1997)...................................... --

3.9      Certificate of Designation of Preferred Stock of the Company with respect to its Class B Preferred Stock, Series 1997 filed on September
         30, 1997 (incorporated by reference to Exhibit 3.9 to the Company's
         Annual Report on Form 10-K for the year ended June 30, 1997)............................... --

3.10     Certificate of Designation of Preferred Stock of the Company with respect to its Class B Preferred Stock, Series 1997-A filed on
         September 30, 1997 (incorporated by reference to Exhibit 3.10 to the
         Company's Annual Report on Form 10-K for the year ended June 30, 1997)..................... --

3.11     Preferred Stock Purchase Agreement dated as of September 30, 1997 between the Company and General Electric Capital Corporation
         (incorporated by reference to Exhibit 3.11 to the Company's Annual
         Report on Form 10-K for the year ended June 30, 1997)...................................... --

3.12     Preferred Stock Purchase Agreement dated as of September 30, 1997 between the Company and Paul Ramsay Holdings Pty. Limited (incorporated by reference to Exhibit 3.12 to the Company's Annual Report on Form
         10-K for the year ended June 30, 1997)..................................................... --

3.13     Common Stock Purchase Agreement dated as of September 30, 1997 between the Company and Paul Ramsay Holdings Pty. Limited (incorporated by reference to Exhibit 3.13 to the Company's Annual Report on Form 10-K
         for the year ended June 30, 1997).......................................................... --




3.14     Schedules to Preferred Stock Purchase Agreement described in exhibit
         3.11 above (incorporated by reference to Exhibit 3.14 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).................... --

3.15     Preferred Stock and Junior Subordinated Promissory Note Exchange Agreement
         dated December 16, 1998 between the Company and Paul Ramsay Holdings Pty.
         Limited....................................................................................

4.1      Trust Indenture dated as of March 31, 1990, between the Company, Bountiful
         Psychiatric Hospital, Inc., Cumberland Mental Health, Inc., East Carolina
         Psychiatric Services Corporation, Havenwyck Hospital, Inc., Mesa Psychiatric
         Hospital, Inc., Psychiatric Institute of West Virginia, Inc., and The Citizens
         and Southern National Bank and Susan L. Adams (incorporated by reference to
         Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended June
         30, 1990).................................................................................. --

4.2      First Supplemental Trust Indenture dated as of June 15, 1991 between the Company,
         Bountiful Psychiatric Hospital, Inc., Cumberland Mental Health, Inc., East
         Carolina Psychiatric Services Corporation, Havenwyck  Hospital, Inc., Mesa
         Psychiatric Hospital, Inc. and Psychiatric Hospital of West Virginia, Inc. and
         The Citizens and Southern National Bank, a national banking association, and an individual trustee, as Trustees (incorporated by reference to Exhibit 4.4 to the
         Company's Registration Statement on Form S-2, Registration No. 33-40762)................... --

4.3      Second Supplemental Trust Indenture dated as of May 15, 1993 between the Company, Bountiful Psychiatric Hospital, Inc., Cumberland Mental
         Health, Inc., East Carolina Psychiatric Services Corporation, Havenwyck
         Hospital, Inc., Mesa Psychiatric Hospital, Inc. and Psychiatric
         Hospital of West Virginia, Inc., and NationsBank of Georgia, National
         Association, and Susan L. Adams (incorporated by reference to Exhibit
         4.3 to the Company's Annual Report on Form 10-K for the year ended June
         30, 1994).................................................................................. --

4.4      Third Supplemental Trust Indenture dated as of April 12, 1995 between the Company, Bountiful Psychiatric Hospital, Inc., Cumberland Mental
         Health, Inc., East Carolina Psychiatric Services Corporation, Havenwyck
         Hospital, Inc., Mesa Psychiatric Hospital, Inc. and Psychiatric
         Hospital of West Virginia, Inc., and NationsBank of Georgia, National
         Association, and Elizabeth Talley, as Trustee (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K
         for the year ended June 30, 1996).......................................................... --

4.5      Fourth Supplemental Trust Indenture dated as of September 15, 1995 between the Company, Bountiful Psychiatric Hospital, Inc., Cumberland
         Mental Health, Inc., East Carolina Psychiatric Services Corporation,
         Havenwyck Hospital, Inc., Mesa Psychiatric Hospital, Inc. and
         Psychiatric Institute of West Virginia, Inc. and NationsBank of
         Georgia, National Association, and Elizabeth Talley, as Trustee
         (incorporated by reference to Exhibit 10.100 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 1995).............................. --

4.6      Fifth Supplemental Trust Indenture dated as of June 1, 1997 between the Company,
         Bountiful Psychiatric Hospital, Inc., Cumberland Mental Health, Inc., East
         Carolina Psychiatric Services Corporation, Havenwyck Hospital, Inc. and
         Psychiatric Institute of West Virginia, Inc. and The Bank of New York  and Thomas
         Zakrzewski, as Trustees (incorporated by reference to Exhibit 4.6 to the Company's
         Annual Report on Form 10-K for the year ended June 30, 1997) .............................. --





4.7      Subsidiary Borrower Note of Atlantic Treatment Center, Inc. dated May
         21, 1993 in the principal amount of $4,607,945 payable to the order of
         Societe Generale, New York Branch (incorporated by reference to Exhibit
         4.5 to the Company's Annual Report on Form 10-K for the year ended June
         30, 1994).................................................................................. --

4.8      Subsidiary Borrower Note of Carolina Treatment Center, Inc. dated May 21, 1993 in the principal amount of $5,030,000 payable to the order of Societe Generale, New
         York Branch (substantially identical to Exhibit 4.7)....................................... --

4.9      Subsidiary Borrower Note of Greenbrier Hospital, Inc. dated May 21, 1993 in the principal amount of $5,973,125 payable to the order of Societe Generale, New York
         Branch (substantially identical to Exhibit 4.7)............................................ --

4.10     Subsidiary Borrower Note of Gulf Coast Treatment Center, Inc. dated May 21, 1993 in the principal amount of $4,392,500 payable to the order of Societe Generale,
         New York Branch (substantially identical to Exhibit 4.7)................................... --

4.11     Subsidiary Borrower Note of Houma Psychiatric Hospital, Inc. dated May 21, 1993 in the principal amount of $3,979,589 payable to the order of Societe Generale, New
         York Branch (substantially identical to Exhibit 4.7)....................................... --

4.12     Subsidiary Borrower Note of HSA of Oklahoma, Inc. dated May 21, 1993 in the principal amount of $3,445,562 payable to the order of  Societe Generale, New York
         Branch (substantially identical to Exhibit 4.7)............................................ --

4.13     Amended and Restated Subscription Agreement dated October 26, 1998 between the
         Company and Paul Ramsay Holdings Pty. Limited ("Holdings Pty.").  Pursuant to
         Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request (incorporated by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended September 30, 1998).......................................................... --

4.14     Amended and Restated Subscription Agreement dated October 26, 1998 between the
         Company and Luis E. Lamela.  Pursuant to Reg. S-K, Item 601(b)(2), the Company
         agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the
         Commission upon request (incorporated by reference to Exhibit 4.14 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
         1998)...................................................................................... --

4.15     Subscription Agreement dated October 26, 1998 between the Company and
         Haythe & Curley. Pursuant to Reg. S-K, Item 601(b)(2), the Company
         agrees to furnish a copy of the Schedules and Exhibits to such
         Agreement to the Commission upon request (incorporated by reference to
         Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended September 30, 1998).......................................................... --

4.16     Subscription Agreement dated as of October 26, 1998 between the Company and
         Dauphin Capital Partners I, LP.  Pursuant to Reg. S-K, Item 601(b)(2), the Company
         agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the
         Commission upon request (incorporated by reference to Exhibit 4.16 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
         1998)...................................................................................... --


4.17     Subscription Agreement dated as of October 26, 1998 between the Company and
         Moises Hernandez, M.D.  Pursuant to Reg. S-K, Item 601(b)(2), the Company
         agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the
         Commission upon request (incorporated by reference to Exhibit 4.17 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
         1998)...................................................................................... --

4.18     Subscription Agreement dated as of October 26, 1998 between the Company and
         Tom Hodapp.  Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request (incorporated by reference to Exhibit 4.18 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).................... --

4.19     Subscription Agreement dated as of October 26, 1998 between the Company and
         Aaron Beam.  Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request (incorporated by reference to Exhibit 4.19 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 1998).............................. --

4.20     Subscription Agreement dated as of October 26, 1998 between the Company and
         Sanford R. Robertson.  Pursuant to Reg. S-K, Item 601(b)(2), the Company
         agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the
         Commission upon request (incorporated by reference to Exhibit 4.20 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
         1998)...................................................................................... --

4.21     Revolving Credit Note dated October 30, 1998 by the Company in the aggregate principal amount of $8,000,000 payable to the order of Fleet Capital Corporation
         (incorporated by reference to Exhibit 4.21 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1998)........................................ --

4.22     Secured Promissory Note (Term Note) by the Company in the aggregate principal amount of $8,000,000 payable to the order of Fleet Capital Corporation
         (incorporated by reference to Exhibit 4.22 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1998)........................................ --

4.23     Secured Promissory Note (Acquisition Note) by the Company in the aggregate principal amount of $6,000,000 payable to the order of Fleet Capital Corporation
         (incorporated by reference to Exhibit 4.23 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1998)........................................ --

10.1     Note Purchase Agreement dated as of March 31, 1990, among the Company,
         Bountiful Psychiatric Hospital, Inc., Cumberland Mental Health, Inc.,
         East Carolina Psychiatric Services Corporation, Havenwyck Hospital,
         Inc., Mesa Psychiatric Hospital, Inc., Psychiatric Institute of West
         Virginia, Inc., and Aetna Life Insurance Company regarding the purchase by Aetna Life Insurance Company of $26,000,000 principal amount of
         11.6% Senior Secured Notes, $1,000,000 principal amount of 15.6%
         Subordinated Secured Notes and Warrants to Purchase Common Stock of the
         Company (incorporated by reference to Exhibit 10.2 to the Company's
         Annual Report on Form 10-K for the year ended June 30, 1990)............................... --

10.2     Note Purchase Agreement pursuant to which Monumental Life Insurance Company purchased $15,500,000 principal amount of 11.6% Senior Secured Notes, $2,000,000 principal amount of 15.6% Subordinated Secured Notes and Warrants to Purchase
         Common Stock of the Company (substantially identical to Exhibit 10.1)...................... --



10.3     Note Purchase Agreement pursuant to which Connecticut Mutual Life
         Insurance Company purchased $15,000,000 principal amount of 11.6%
         Senior Secured Notes (substantially identical to Exhibit 10.1)............................. --

10.4     Pledge and Security Agreement between Bountiful Psychiatric Hospital, Inc. and The
         Citizens and Southern National Bank (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)................. --

10.5     Pledge and Security Agreement dated as of March 31, 1990 between the
         Company and The Citizens and Southern National Bank (substantially identical to Exhibit 10.4)................................................................. --

10.6     Pledge and Security Agreement between Michigan Psychiatric Services, Inc. and The
         Citizens and Southern National Bank (substantially identical to Exhibit 10.4).............. --

10.7     Pledge and Security Agreement between Americare of Galax, Inc. and The Citizens and Southern National Bank (substantially identical to Exhibit 10.4)....................... --

10.8     Deed of Trust, Security Agreement, and Financing Statement dated as of March 31,
         1990 from Bountiful Psychiatric Hospital, Inc. to Merrill Title Company for the
         benefit of The Citizens and Southern National Bank and Susan L. Adams covering certain property in Woods Cross, Utah (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended June 30, 1990).............. --

10.9     Deed of Trust and Security Agreement from Cumberland Mental Health, Inc. to First
         American Title Insurance Company for the benefit of The Citizens and Southern
         National Bank and Susan L. Adams covering certain property in Fayetteville, North
         Carolina (substantially identical to Exhibit 10.8)......................................... --

10.10    Deed of Trust and Security Agreement from East Carolina Psychiatric
         Services Corporation to First American Title Insurance Company for the
         benefit of The Citizens and Southern National Bank and Susan L. Adams
         covering certain property in Jacksonville, North Carolina (substantially identical to Exhibit 10.8)........................................................................... --

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

10.13    Leasehold Deed of Trust and Security Agreement from Psychiatric Institute of West
         Virginia, Inc. to J. Nicholas Barth, Esq., for the benefit of The Citizens and
         Southern National Bank and Susan L. Adams covering certain property in Morgantown,
         West Virginia (substantially identical to Exhibit 10.12)................................... --


10.14    Obligor Subrogation and Contribution Agreement dated as of April 30,
         1990 among The Citizens and Southern National Bank, Susan L. Adams, the
         Company, Bountiful Psychiatric Hospital, Inc., Cumberland Mental
         Health, Inc., East Carolina Psychiatric Services Corporation, Havenwyck
         Hospital, Inc., Mesa Psychiatric Hospital, Inc., and Psychiatric
         Institute of West Virginia, Inc. (incorporated by reference to Exhibit
         10.15 to the Company's Annual Report on Form 10-K for the year ended
         June 30, 1990)............................................................................. --

10.15    Credit Agreement dated as of May 15, 1993 among the Company and certain of its subsidiaries named therein, Societe Generale, New York Branch,
         First Union National Bank of North Carolina and Hibernia National Bank,
         as lenders, and Societe Generale, as issuing bank and agent
         (incorporated by reference to Exhibit 10.16 to the Company's
         Annual Report on Form 10-K for the year ended June 30, 1994) .............................. --

10.16    Second Amendment to Credit Agreement dated as of September 15, 1995 among the Company and certain of its subsidiaries named therein,
         Societe Generale, New York Branch, First Union National Bank of North
         Carolina and Hibernia National Bank, as lenders, and Societe Generale, as issuing bank and agent (incorporated by reference to Exhibit 10.99 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1995......................................................................... --

10.17    Third Amendment to Credit Agreement dated as of August 15, 1996 among the Company and certain subsidiaries named therein, Societe Generale,
         New York Branch, First Union National Bank of North Carolina and
         Hibernia National Bank, as lenders, and Societe Generale, as issuing bank and agent (incorporated by reference to Exhibit 10.93 to the
         Company's Annual Report on Form 10-K for the year ended June 30, 1996...................... --

10.18    Fourth Amendment to Credit Agreement, First Amendment to Waiver,
         Consent to Merger and Extension Agreement dated as of May 15, 1997 among the Company and certain subsidiaries named therein, Societe
         Generale, New York Branch, First Union National Bank of North Carolina
         and Hibernia National Bank, as lenders, and Societe Generale, as issuing bank and agent (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997)................. --

10.19    Fifth Amendment to Credit Agreement, Amendment to Fourth Amendment and
         Amendment to Waiver dated as of June 4, 1997 among the Company and certain subsidiaries named therein, Societe Generale, New York Branch,
         First Union National Bank of North Carolina, as lenders, and Societe
         Generale, as issuing bank and agent (incorporated by reference to
         Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997)....................................................................... --

10.20    Security Agreement dated as of May 15, 1993 by Atlantic Treatment Center, Inc. in
         favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above, and covering certain property in Daytona Beach, Florida (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994)................. --

10.21    Security Agreement dated as of May 15, 1993 by Carolina Treatment
         Center, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
         10.15 above (substantially identical to Exhibit 10.20)..................................... --




10.22    Security Agreement dated as of May 15, 1993 by Great Plains Hospital,
         Inc., in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (substantially identical to Exhibit 10.20)........................................... --

10.23    Security Agreement dated as of May 15, 1993 by Greenbrier Hospital,
         Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (substantially identical to Exhibit 10.20)........................................... --

10.24    Security Agreement dated as of May 15, 1993 by Gulf Coast Treatment
         Center, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
         10.15 above (substantially identical to Exhibit 10.20)..................................... --

10.25    Security Agreement dated as of May 15, 1993 by Houma Psychiatric
         Hospital, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
         10.15 above (substantially identical to Exhibit 10.20)..................................... --

10.26    Security Agreement dated as of May 15, 1993 by HSA of Oklahoma, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above
         (substantially identical to Exhibit 10.20)................................................. --

10.27    Security Agreement dated as of May 15, 1993 by The Haven Hospital, Inc.
         in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (substantially identical to Exhibit 10.20)........................................... --

10.28    Security Agreement dated as of May 15, 1993 by the Company in favor of
         Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above
         (substantially identical to Exhibit 10.20)................................................. --

10.29    Accounts Receivable Security Agreement dated as of May 15, 1993 by
         Americare of Galax, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in
         Exhibit 10.15 above (incorporated by reference to Exhibit 10.26 to the
         Company's Annual Report on Form 10-K for the year ended June 30, 1994)..................... --

10.30    Accounts Receivable Security Agreement dated as of May 15, 1993 by
         Bountiful Psychiatric Hospital, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit
         Agreement described in Exhibit 10.15 above (substantially identical to
         Exhibit 10.29)............................................................................. --

10.31    Accounts Receivable Security Agreement dated as of May 15, 1993 by
         Cumberland Mental Health, Inc. in favor of Societe Generale, New York
         Branch, as agent for the lenders which are parties to that certain
         Credit Agreement described in Exhibit 10.15 above (substantially identical to Exhibit 10.29)................................................................ --

10.32    Accounts Receivable Security Agreement dated as of May 15, 1993 by East
         Carolina Psychiatric Services Corporation in favor of Societe Generale,
         New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above
         (substantially identical to Exhibit 10.29)................................................. --



10.33    Accounts Receivable Security Agreement dated as of May 15, 1993 by
         Havenwyck Hospital, Inc. in favor of Societe Generale, New York Branch as agent for the lenders which are parties to that certain Credit
         Agreement described in Exhibit 10.15 above (substantially identical to
         Exhibit 10.29)............................................................................. --

10.34    Accounts Receivable Security Agreement dated as of May 15, 1993 by Mesa
         Psychiatric Hospital, Inc. in favor of Societe Generale, New York
         Branch, as agent for the lenders which are parties to that certain
         Credit Agreement described in Exhibit 10.15 above (substantially identical to Exhibit 10.29)................................................................ --

10.35    Accounts Receivable Security Agreement dated as of May 15, 1993 by
         Michigan Psychiatric Services, Inc. in favor of Societe Generale, New
         York Branch, as agent for the lenders which are parties to that certain
         Credit Agreement described in Exhibit 10.15 above (substantially identical to Exhibit 10.29)................................................................ --

10.36    Accounts Receivable Security Agreement dated as of May 15, 1993 by
         Psychiatric Institute of West Virginia, Inc. in favor of Societe
         Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above
         (substantially identical to Exhibit 10.29)................................................. --

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

10.38    Revolving Credit Guarantee dated as of May 15, 1993 by Americare of Galax, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above
         (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form
         10-K for the year ended June 30, 1994)..................................................... --

10.39    Revolving Credit Guarantee dated as of May 15, 1993 by Bethany Psychiatric
         Hospital, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
         10.15 above (substantially identical to Exhibit 10.38)..................................... --

10.40    Revolving Credit Guarantee dated as of May 15, 1993 by Bountiful Psychiatric
         Hospital, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
         10.15 above (substantially identical to Exhibit 10.38)..................................... --

10.41    Revolving Credit Guarantee dated as of May 15, 1993 by Cumberland Mental Health,
         Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above
         (substantially identical to Exhibit 10.38)................................................. --

10.42    Revolving Credit Guarantee dated as of May 15, 1993 by East Carolina Psychiatric
         Services Corporation in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in
         Exhibit 10.15 above (substantially identical to Exhibit 10.38)............................. --

10.43    Revolving Credit Guarantee dated as of May 15, 1993 by Havenwyck
         Hospital, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (substantially identical to Exhibit 10.38) ............... --



10.44    Revolving Credit Guarantee dated as of May 15, 1993 by Mesa Psychiatric Hospital,
         Inc. in favor of  Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (substantially identical to Exhibit 10.38) .......................................... --

10.45    Revolving Credit Guarantee dated as of May 15, 1993 by Michigan Psychiatric
         Services, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
         10.15 above (substantially identical to Exhibit 10.38) .................................... --

10.46    Revolving Credit Guarantee dated as of May 15, 1993 by Psychiatric Institute of
         West Virginia, Inc. in favor  of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in
         Exhibit 10.15 above (substantially identical to Exhibit 10.38) ............................ --

10.47    Management  Fee Subordination Agreement dated May 15, 1993, among Paul J. Ramsay and Ramsay Health Care Pty. Ltd. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (incorporated by reference to Exhibit 10.44 to the
         Company's Annual Report on Form 10-K for the year ended June 30, 1994) .................... --

10.48    Mortgage and Fixture Filing and Assignment of Leases and Rents dated as of May 15,
         1993 granted by Atlantic Treatment Center, Inc. to Societe Generale, individually and as agent for the lenders which are parties to that certain  Credit Agreement described in Exhibit 10.15 above, with respect to certain real property located in
         Volusia County, Florida (incorporated be reference to Exhibit 10.45 to the
         Company's Annual Report on Form 10-K for the year ended June 30, 1994) .................... --

10.49    Mortgage and Fixture Filing and Assignment of Leases and Rents dated as of May 15,
         1993 granted by Carolina Treatment Center, Inc. to Societe Generale, individually and as agent for the lenders which are parties to that certain  Credit Agreement described in Exhibit 10.15 above, with respect to certain real property located in
         Horry County, South Carolina (substantially identical to Exhibit 10.48).................... --

10.50    Deed of Trust and Fixture Filing and Assignment of Leases and Rents dated as of
         May 15, 1993 granted by Great Plains Hospital, Inc. to Jacob W. Bayer, Jr. as
         Trustee for the benefit of Societe Generale, individually and as agent for the lenders which are parties to that certain  Credit Agreement described in Exhibit
         10.15 above, with respect to certain real property located in Vernon County,
         Missouri (substantially identical to Exhibit 10.48)........................................ --

10.51    Mortgage, Security and Assignment of Leases and Rents dated as of May 15, 1993 by
         Greenbrier Hospital, Inc. to Societe Generale individually as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
         10.15 above, with respect to certain real property located in St. Tammany Parish,
         Louisiana (substantially identical to Exhibit 10.48) ...................................... --

10.52    Mortgage and Fixture Filing and Assignment of Leases and Rents dated as of May 15,
         1993 granted by Gulf Coast Treatment Center, Inc. to Societe Generale,
         individually and as an agent for the lenders which are parties to that certain
         Credit Agreement described in Exhibit 10.15 above, with respect to certain real property located in Okaloosa County, Florida (substantially identical to Exhibit
         10.48) .................................................................................... --




10.53    Mortgage, Security Agreement  and Assignment  of Leases and Rents dated as of May
         15, 1993 granted by Houma Psychiatric Hospital, Inc. to Societe Generale,
         individually and as an agent for the lenders which are parties to that Certain
         Credit Agreement described in Exhibit 10.15  above, with respect to certain real property located in the City of Houma, Parish of Terrebonne, Louisiana
         (substantially identical to Exhibit 10.48) ................................................ --

10.54    Mortgage with Power of Sale and Fixture Filing and Assignment of Leases and Rents
         dated as of May 15, 1993 granted by HSA of Oklahoma, Inc. to Societe Generale, individually and as agent for the lenders which are parties to that certain Credit
         Agreement described in Exhibit 10.15 above, with respect to certain real property located in Garfield County, Oklahoma (substantially identical to Exhibit 10.48) ........... --

10.55    Deed of Trust and Fixture Filing and Assignment of Leases and Rents dated as of
         May 15, 1993 granted by the Haven Hospital, Inc. to Societe Generate, individually and as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above, with respect to certain real property located in the City of DeSoto, Dallas County, Texas (substantially identical to Exhibit
         10.48) .................................................................................... --

10.56    Loan Agreement between Okaloosa County, Florida and  Gulf Coast Treatment Center,
         Inc. dated October 1, 1984, relating to the issuance of bonds for Gulf Coast
         Treatment Center, Inc. (incorporated by reference to Exhibit 10.16 to the
         Company's Registration Statement on Form S-1, Registration No. 2-98921) ................... --

10.57    Loan Agreement between Louisiana Public Facilities Authority and  Greenbrier
         Hospital, Inc. dated  November 1, 1984, relating to the issuance of bonds for
         Greenbrier Hospital, Inc. (incorporated by reference to Exhibit 10.17 to the
         Company's Registration Statement on Form S-1, Registration No. 2-98921) ................... --

10.58    Loan Agreement between Horry County, South Carolina and Carolina Treatment Center,
         Inc. dated December 1, 1984, relating to the issuance of bonds for Carolina
         Treatment Center, Inc. (incorporated by reference to Exhibit 10.18 to the
         Company's Registration Statement on Form S-1, Registration No. 2-98921) ................... --

10.59    Loan Agreement between Louisiana Public Facilities Authority and Houma Psychiatric
         Hospital, Inc. dated September 1, 1985, relating to the issuance of bonds for
         Houma Psychiatric Hospital, Inc.  (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994) ................ --

10.60    Ground Lease between Facilities Management Corporation, as landlord, and
         Psychiatric Institute of West Virginia, Inc., as tenant, dated as of September 30,
         1985 (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on
         Form 10-K for the year ended June 30, 1994)................................................ --

10.61    Lease Agreement between Houma Psychiatric Hospital, Inc. and Hospital Service
         District No. 1 of the Parish of Terrebonne, State of Louisiana, effective February
         1, 1985 (incorporated by reference to Exhibit 10.38 to the Company's Registration
         Statement on Form S-1, Registration No. 2-98921) .......................................... --

10.62    Lease among Bethany Psychiatric Hospital, Inc., Bethany General Hospital, the City
         of Bethany, Oklahoma and the Bethany General Hospital Trust dated December 9, 1985
         (ground lease) (incorporated by reference to Exhibit 10.58 to the Company's Annual
         Report on Form 10-K for the year ended June 30, 1996) ..................................... --




10.63    Loan Agreement between The Enid Development Authority and HSA of Oklahoma, Inc.
         dated as of October 1, 1985, relating to The Enid Development Authority Variable
         Rate Demand Revenue Bonds (Meadowlake Hospital Project) (incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the year ended
         June 30, 1994) ............................................................................ --

10.64    Ramsay Health Care, Inc. 1990 Stock Option Plan, as amended to date (incorporated by reference Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed on March 6, 1991) ......................................................................... --

10.65    Lease Agreement dated August 30, 1988 between the Company and Ayshire Land Dome
         Joint Venture relating to office space at One Poydras Plaza, New Orleans,
         Louisiana (incorporated by reference to Exhibit 10.78 to the Company's
         Registration Statement on Form S-2, Registration No. 33-40762) ............................ --

10.66    Ramsay Health Care, Inc. Deferred Compensation and Retirement Plan (incorporated by reference to Exhibit 10.79 to the Company's Registration Statement on Form S-2,
         Registration No. 33-40762) ................................................................ --

10.67    Personnel and Facility Sharing Agreement dated as of June 27, 1991 between the
         Company and Ramsay Holdings HSA Limited (incorporated by reference to Exhibit
         10.83 to the Company's Registration Statement on Form S-2, Registration No.
         33-40762) ................................................................................. --

10.68    Indemnity Agreement dated as of June 1991 between the Company and Ramsay Holdings
         HSA Limited (incorporated by reference to Exhibit 10.84 to the Company's
         Registration Statement on Form S-2, Registration No. 33-40762) ............................ --

10.69    Management Agreement dated as of June 25, 1992 between the Company and Ramsay
         Health Care Pty. Limited (incorporated by reference to Exhibit 10.90 to the
         Company's Annual Report on Form 10-K for the year ended June 30, 1992) .................... --

10.70    Ramsay Health Care, Inc. 1991 Stock Option Plan (incorporated by reference to
         Exhibit 10.91 to the Company's Annual Report on Form 10-K for the year ended June
         30, 1992) ................................................................................. --

10.71    Employment Agreement dated January 23, 1992 between the Company and Wallace E.
         Smith (incorporated by reference to Exhibit 10.94 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992) ............................................ --

10.72    Employment Agreement dated January 23, 1992 between the Company and John A. Quinn
         (incorporated by reference to Exhibit 10.95 to the Company's Annual Report on Form
         10-K for the year ended June 30, 1992) .................................................... --

10.73    Lease dated April 4, 1992 between the Union Labor Life Insurance Company and the
         Company (incorporated by reference to Exhibit 10.98 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992) ............................................ --

10.74    Lease dated May 27, 1992 between Gail Buy and Bountiful Psychiatric Hospital
         (incorporated by reference to Exhibit 10.99 to the Company's Annual Report on Form
         10-K for the year ended June 30, 1992) .................................................... --

10.75    Lease Agreement dated as of February 12, 1993 by and between Gulf Coast Treatment
         Center, Inc. and Vendell of Florida, Inc. (incorporated by reference to Exhibit
         10.82 to  the Company's Annual Report on Form 10-K for the year ended June 30,
         1994) ..................................................................................... --



10.76    Ramsay Health Care, Inc. 1993 Stock Option Plan (incorporated by reference to
         Exhibit 10.83 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         December 31, 1993) ........................................................................ --


10.77    Ramsay Health Care, Inc. 1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.84 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended December 31, 1993) .......................................................... --

10.78    Fourth Modification, Extension and Amendment of Lease Agreement dated November 15,
         1993 between the Company and One Poydras Plaza Venture relating to the Company's office space at One Poydras Plaza, New Orleans, Louisiana (incorporated by reference to Exhibit 10.84 to the Company's Annual Report on Form 10-K for the
         year ended June 30, 1994) ................................................................. --

10.79    Employment Agreement dated July 19, 1994 between the Company and Brent J. Bryson
         (incorporated by reference to Exhibit 10.85 to the Company's Annual Report on Form
         10-K for the year ended June 30, 1995) .................................................... --

10.80    Rights Agreement dated as of August 1, 1995 between the Company and First Union
         National Bank of North Carolina, as Rights Agent, which includes the form of Right
         Certificate as Exhibit A and the Summary Rights to Purchase Common Shares as
         Exhibit B (incorporated by reference to Exhibit 4.1 to the Company's  Current
         Report on Form 8-K dated August 1, 1995) .................................................. --

10.81    Amendment to Rights Agreement, dated October 3, 1995 between the Company and First
         Union National Bank of North Carolina, as Rights Agent (incorporated by reference to Exhibit 10.102 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).................................................................. --

10.82    Amendment No. 2 to Rights Agreement, dated as of November 1, 1996 between the
         Company and First Union National Bank of North Carolina, as Rights Agent
         (incorporated by reference to Exhibit 10.101 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1996)........................................ --

10.83    Letter Agreement dated June 30, 1995 among the Company, Ramsay Holdings HSA
         Limited and Paul Ramsay Holdings Pty. Limited (incorporated by reference to
         Exhibit 4.2 to the Company's Current Report on Form 8-K dated August 1, 1995 .............. --

10.84    Lease Agreement dated April 12, 1995 between Capstone Capital Corporation and Mesa
         Psychiatric Hospital, Inc. (incorporated by reference to Exhibit 10.88 to the
         Company's Annual Report on Form 10-K for the year ended June 30, 1995) .................... --

10.85    Lease Agreement dated April 12, 1995 between Capstone Capital of  San Antonio,
         LTD, d/b/a Cahaba of San Antonio, LTD. and RHCI San Antonio, Inc. (incorporated by reference  to Exhibit 10.89  to the Company's Annual Report on Form 10-K  for the
         year ended June 30, 1995) ................................................................. --

10.86    Facility Lease Agreement dated June 26, 1995 by and between Charter Canyon
         Behavioral Health Systems, Inc. and Bountiful Psychiatric Hospital, Inc.
         (incorporated by reference to Exhibit 10.90 to the Company's Annual Report on Form
         10-K for the year ended June 30, 1995 ..................................................... --




10.87    Employment termination letter dated September 15, 1995 between the Company and
         Gregory H. Browne (incorporated by reference to Exhibit 10.91 to the Company's
         Annual Report on Form 10-K for the year ended June 30, 1995) .............................. --

10.88    Second Amended and Restated Distribution Agreement between the Company and Ramsay
         Managed Care, Inc. ("RMCI") (incorporated by reference to Exhibit 10.1 to RMCI's
         Registration Statement on Form S-1 (Registration No. 33-78034) filed with the
         Commission on April 24, 1995) ............................................................. --

10.89    Employee Benefit Agreement dated as of February 1, 1995 between the Company and
         RMCI (incorporated by reference to Exhibit 10.4 to RMCI's Registration Statement on Form S-1 (Registration No. 33-78034) filed with the Commission on April 24,
         1995) ..................................................................................... --

10.90    Tax Sharing Agreement dated as of October 25, 1994 between the Company and RMCI (incorporated by reference to Exhibit 10.5 to RMCI's
         Registration Statement on Form S-1 (Registration No. 33-78034) filed with the Commission on April 24, 1995) .................................................... --

10.91    Corporate Services Agreement dated as of January 2, 1995 between the Company and
         RMCI (incorporated by reference to Exhibit 10.6 to RMCI's Registration Statement on Form S-1 (Registration No. 33-78034) filed with the Commission on April 24,
         1995) ..................................................................................... --

10.92    Form of Withholding Tax Agreement between the Company, Ramsay
         Holdings HSA Limited, Paul Ramsay Holdings Pty. Limited and Ramsay
         Health Care Pty. Limited (incorporated by reference to Exhibit 10.7 to RMCI's Registration Statement on Form S-1 (Registration
         No. 33-78034) filed with the Commission on April 24, 1995 ................................. --

10.93    $6,000,000 Subordinated Promissory Note of RMCI, as amended (incorporated by reference to Exhibit 10.13 to RMCI's Registration Statement on Form S-1
         (Registration No.33-78034) filed with the Commission on April 24, 1995) ................... --

10.94    Consent and Amendment dated April 12, 1996 among the Company and certain of its subsidiaries named therein, Societe Generale, New York Branch, First Union
         National Bank of North Carolina and Hibernia National Bank, as lenders, and
         Societe Generale, as issuing bank and agent (incorporated by reference to Exhibit
         10.88 to the Company's Annual Report on Form 10-K for the year ended June 30,
         1996)...................................................................................... --

10.95    Amended and Restated Stock Purchase Agreement dated October 12, 1995 by and among
         Paul Ramsay Holdings Pty. Limited, Ramsay Health Care, Inc. and, solely for the purpose of  Section I, III and VI of the agreement, Ramsay Health Care Pty.
         Limited (incorporated by reference to Exhibit 10.101 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 1995 .............................. --

10.96    Amendment to Rights Agreement, date October 3, 1995 between Ramsay Health Care,
         Inc. and First Union National Bank of North Carolina, as Rights Agent
         incorporated by reference to Exhibit 10.102 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1995) ....................................... --

10.97    Ramsay Health Care, Inc. 1995 Long Term Incentive Plan (incorporated by reference to Exhibit 10.103 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995) .................................................................. --


10.98    Stock Purchase Agreement dated as of August 13, 1996 by and among Paul Ramsay
         Holdings Pty. Limited, the Company and, solely for purposes of Sections I, III and IV thereof, Ramsay Health Care Pty. Limited (incorporated by reference to
         Exhibit 10.94 to the Company's Annual Report on Form 10-K for the year ended June
         30, 1996) ................................................................................. --

10.99    Amended and Restated Employment Agreement dated as of August 15, 1996 by and between Reynold Jennings and the Company  (incorporated by reference to
         Exhibit 10.95 to the Company's Annual Report on Form 10-K for the year ended
         June 30, 1996) ............................................................................ --

10.100   Exchange Agreement dated September 10, 1996, by and among the Company, Paul
         Ramsay Hospitals Pty. Limited and Paul J. Ramsay, including a related Warrant
         Certificate dated September 10, 1996 issued to Ramsay Hospitals Pty. Limited
         (incorporated by reference to Exhibit 10.96 to the Company's Annual Report on
         Form 10-K for the year ended June 30, 1996)................................................ --

10.101   Consulting Agreement dated as of January 1, 1996 between the Company and Summa
         Healthcare Group, Inc. (incorporated by reference to Exhibit 10.97 to the
         Company's Annual Report on Form 10-K for the year ended June 30, 1996)..................... --

10.102   Consulting Agreement dated as of February 1, 1997 between the Company and Summa
         Healthcare Group, Inc...................................................................... --

10.103   Letter Agreement dated as of September 10, 1996 by and among the Company, Ramsay
         Health Care Pty. Limited, Paul Ramsay Holdings Pty. Limited, including a related
         Warrant Certificate dated September 10, 1996 issued to Paul Ramsay Holdings Pty.
         Limited (incorporated by reference to Exhibit 10.98 to the Company's Annual
         Report on Form 10-K for the year ended June 30, 1996) ..................................... --

10.104   Employment Agreement dated August 12, 1996 by and between the Company and
         Remberto Cibran (incorporated by reference to Exhibit 10.99 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1996) ................... --

10.105   Services Agreement dated August 12, 1996 by and between the Company and HealthLink Enterprises, Inc. (incorporated by reference to
         Exhibit 10.100 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended September 30, 1996) ......................................................... --

10.106   Credit Agreement, including all Annexes thereto, dated September 30, 1997 among the Company, The Lenders from Time to Time Party Thereto, General Electric
         Capital Corporation, as Administrative Agent, and GECC Capital Markets Group, as
         Syndication Agent.......................................................................... --

10.107   Subordinated Note Purchase Agreement dated as of September 30, 1997 among the
         Company, as Issuer, and General Electric Capital Corporation and Paul Ramsay
         Holdings Pty. Limited, as Purchasers....................................................... --

10.108   Registration Rights Agreement dated as of September 30, 1997 between the Company and General Electric Capital Corporation................................................... --

10.109   Release of Collateral, Termination and Cash Collateral Agreement dated as of
         September 30, 1997 among the Company and certain subsidiaries named therein,
         Societe Generale, New York Branch, First Union National Bank of North Carolina
         and Hibernia National Bank, as lenders, and Societe Generale, as issuing bank and agent...................................................................................... --



10.110   Employment Agreement dated as of October 1, 1997 by and between the Company and
         Luis E. Lamela (incorporated by reference to Exhibit 10.110 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).................... --


10.111   Schedules to Credit Agreement described in Exhibit 10.106 above (incorporated by reference to Exhibit 10.111 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended September 30, 1997)...................................................... --

10.112   Schedules to Subordinated Note Purchase Agreement described in Exhibit 10.107 above (incorporated by reference to Exhibit 10.112 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 1997) ............................. --

10.113   First Amendment to Credit Agreement dated as of March 27, 1998 by and among the
         Company, certain subsidiaries of the Company on the signature pages thereto,
         General Electric Capital Corporation, as Administrative Agent and Lender, and The
         ING Capital Senior Secured High Income Fund, L.P., as Lender ((incorporated by reference to Exhibit 10.113 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended March 31, 1998)) ........................................................ --

10.114   First Amendment to Subordinated Note Purchase Agreement dated as of March 27,
         1998 by and among the Company, General Electric Capital Corporation and Paul
         Ramsay Holdings Pty. Limited (incorporated by reference to Exhibit 10.114 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).............. --

10.115   Junior Subordinated Note Purchase Agreement dated as of March 25, 1998 by and between the Company and Paul Ramsay Holdings Pty. Limited (incorporated by reference to Exhibit 10.115 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended March 31, 1998) ......................................................... --

10.116   Lease Agreement dated as of September 28, 1998 between Capstone Capital
         Corporation and Havenwyck Hospital, Inc. (incorporated by reference to
         Exhibit 10.116 to the Company's Current Report on Form 8-K dated
         October 9, 1998)........................................................................... --

10.117   Guaranty of Obligations Pursuant to Lease Agreement described in Exhibit 10.116 above dated as of  September 28, 1998 by the Company in favor of Capstone
         Capital Corporation (incorporated by reference to Exhibit 10.117 to the Company's
         Current Report on Form 8-K dated October 9, 1998).......................................... --

10.118   Second Amendment to Credit Agreement dated as of May 20, 1998 by and among the
         Company, certain subsidiaries of the Company on the signature pages thereto,
         General Electric Capital Corporation, as Administrative Agent and Lender, and
         The ING Capital Senior Secured High Income Fund, L.P., as Lender (incorporated by reference to Exhibit 10.118 to the Company's Annual Report on Form 10-K
         for the year ended June 30, 1998).......................................................... --

10.119   Second Amendment to Subordinated Note purchase Agreement dated as of
         May 20, 1998 by and among the Company, General Electric Capital Corporation and Paul Ramsay Holdings Pty. Limited (incorporated by reference to Exhibit
         10.119 to the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998)....................................................................... --


10.120   Third Amendment to Credit Agreement dated as of June 29, 1998 by and among the Company, certain subsidiaries of the Company on the signature pages thereto,
         General Electric Capital Corporation, as Administrative Agent and Lender, and
         The ING Capital Senior Secured High Income Fund, L.P., as Lender (incorporated by reference to Exhibit 10.120 to the Company's Annual Report on Form 10-K/A
         for the year ended June 30, 1998).......................................................... --

10.121   Third Amendment to Subordinated Note Purchase Agreement dated as of June 29,
         1998 by and among the Company, General Electric Capital Corporation and Paul
         Ramsay Holdings Pty. Limited (incorporated by reference to Exhibit 10.121 to the
         Company's Annual Report on Form 10-K/A for the year ended June 30,
         1998)...................................................................................... --

10.122   Fourth Amendment to Credit Agreement dated as of July 29, 1998 by and among the Company, certain subsidiaries of the Company on the signature pages thereto,
         General Electric Capital Corporation, as Administrative Agent and Lender, and
         The ING Capital Senior Secured High Income Fund, L.P., as Lender
         (incorporated by reference to Exhibit 10.122 to the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998)........................................... --

10.123   Fourth Amendment to Subordinated Note Purchase Agreement dated as of July 29,
         1998 by and among the Company, General Electric Capital Corporation and Paul
         Ramsay Holdings Pty. Limited (incorporated by reference to Exhibit 10.123 to the
         Company's Annual Report on Form 10-K/A for the year ended June 30,
         1998)...................................................................................... --

10.124   Amended and Restated Credit Agreement dated as of September 30, 1998 by and among the Company, the Lenders from time to time party thereto and General
         Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.124 to the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998)....................................................................... --

10.125   Amended and Restated Subordinated Note Purchase Agreement dated as of
         September 30, 1998 by and between the Company and Paul Ramsay Holdings Pty.
         Limited (incorporated by reference to Exhibit 10.125 to the Company's Annual
         Report on Form 10-K/A for the year ended June 30, 1998).................................... --

10.126   Amendment No. 3 to Rights Agreement dated as of October 15, 1998 between the Company and First Union National Bank of North Carolina, as Rights Agent
         (incorporated by reference to Exhibit 10.126 to the Company's Annual
         Report on Form 10-K/A for the year ended June 30, 1998).................................... --

10.127   Loan and Security Agreement dated as of October 30, 1998 by and among the
         Company, certain subsidiaries of the Company on the signature pages thereto,
         Fleet Capital Corporation, as a Lender and as Agent, and the Lenders from time to time party thereto.  Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the
         Commission upon request (incorporated by reference to Exhibit 10.127 to the
         Company's Annual Report on Form 10-K/A for the year ended June 30, 1998)................... --



10.128   Subordination Agreement dated October 30, 1998 by and among Holdings Pty.,
         Paul Ramsay Hospitals Pty. Limited, Ramsay Holdings HSA Limited and Fleet
         Capital Corporation, as Agent, and consented to by the Company and certain of its subsidiaries on the signature pages thereto (incorporated by reference to
         Exhibit 10.128 to the Company's Annual Report on Form 10-K/A for the year
         ended June 30, 1998)................   .................................................... --

10.129   Junior Subordinated Loan and Exchange Agreement dated as of October 30, 1998 by and between Holdings Pty. and the Company (incorporated by reference to
         Exhibit 10.129 to the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998)....................................................................... --

10.130   Amended and Restated Exchange Agreement dated as of October 26, 1998 by and between Holdings Pty. and the Company.  Pursuant to Reg. S-K, Item 601(b)(2),
         the Company agrees to furnish a copy of the Schedules and Exhibits to such
         Agreement to the Commission upon request (incorporated by reference to
         Exhibit 10.130 to the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998).......................................................................

10.131   First Amendment to Loan and Security Agreement dated as of March 19, 1999 by and among the Company, certain subsidiaries of the Company on the signature pages thereto, Fleet Capital Corporation, as a Lender and as Agent for the
         Lenders, and the Lenders from time to time party thereto.  Pursuant to Reg. S-K,
         Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request...........................................

10.132   Guaranty dated as of March 19, 1999 by and among The Rader Group, Incorporated,
         Ramsay Youth Services Puerto Rico, Inc. in favor of Fleet Capital Corporation, as
         Lender and Agent for the Lenders, and the Lenders from time to time party thereto..........

10.133   Security Agreement dated as of March 19, 1999 by and among The Rader Group,
         Incorporated, Ramsay Youth Services Puerto Rico, Inc. in favor of Fleet Capital
         Corporation, as Lender and Agent for the Lenders, and the Lenders from time to time party thereto.  Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request....................................................................................

10.134   Pledge Amendment dated as of March 19, 1999 by the Company in favor of Fleet
         Capital Corporation, as Secured Party......................................................

10.135   Pledge Agreement dated as of March 19, 1999 by and between Ramsay Educational
         Services, Inc. in favor of Fleet Capital Corporation, as Agent for the Lenders.
         Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the
         Schedules and Exhibits to such Agreement to the Commission upon request....................

10.136   First Amendment to Employment Agreement dated December 1, 1998 between the
         Company and Luis E. Lamela.................................................................

10.137   First Amendment to Employment Agreement dated December 1, 1998 between the
         Company and Remberto Cibran................................................................

11       Computation of Net Income (Loss) Per Share.................................................

21       Subsidiaries of the Company................................................................



23       Consent of Ernst & Young LLP...............................................................

27       Financial Data Schedule....................................................................


Copies of exhibits filed with this Annual Report on Form 10-K or incorporated herein by reference do not accompany copies hereof for distribution to stockholders of the Company. The Company will furnish a copy of such exhibits to any stockholder requesting it.