Form 10-Q
period 1999-03-31
RAMSAY YOUTH SERVICES INC
filed 1999-05-12
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-13849



                           RAMSAY YOUTH SERVICES, INC.
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

         The number of shares of the Registrant's Common Stock outstanding as of May 3, 1999, follows:

         Common Stock, par value $0.01 per share - 9,082,260 shares

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                                                   PAGE
                                                                                                   ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................................      1

Condensed consolidated balance sheets - March 31, 1999 (unaudited) and December 31, 1998.......      1

Condensed consolidated statements of operations - quarter ended
         March 31, 1999 and 1998 (unaudited)...................................................      3

Condensed consolidated statements of cash flows - quarter ended March 31,
         1999 and 1998 (unaudited).............................................................      4

Notes to condensed consolidated financial statements - March 31, 1999 (unaudited)..............      5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................................      8


PART II. OTHER INFORMATION

Item 5.  Other Information.....................................................................     13

Item 6.  Exhibits and Current Reports on Form 8-K..............................................     15

SIGNATURES.....................................................................................     16


                          PART I. FINANCIAL INFORMATION

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                             MARCH 31,         DECEMBER 31,
                                                                               1999                1998
                                                                          ----------------     --------------
                                                                            (UNAUDITED)           (NOTE 1)
ASSETS

Current assets
    Cash and cash equivalents.................................                   $168,000         $1,422,000
     Accounts receivable, less allowances for doubtful
        accounts of $3,088,000 and $3,159,000 at March 31,
        1999 and December 31, 1998, respectively..............                 12,498,000         12,859,000
    Amounts due from third-party contractual agencies.........                  3,506,000          4,699,000
    Other receivables.........................................                  4,052,000          2,420,000
    Other current assets......................................                  1,590,000          1,100,000
                                                                          ----------------     --------------
        Total current assets..................................                 21,814,000         22,500,000


Other assets
   Cash held in trust.........................................                  1,860,000          1,856,000
   Cost in excess of net asset value of purchased businesses..                  1,706,000          1,792,000
   Other intangible assets....................................                    539,000            578,000
   Unamortized loan costs.....................................                  1,013,000          1,041,000
   Net assets held for sale...................................                  2,754,000          2,044,000
                                                                          ----------------     --------------
        Total other assets....................................                  7,872,000          7,311,000


Property and equipment
  Land........................................................                  2,717,000          2,721,000
  Buildings and improvements..................................                 28,647,000         28,456,000
  Equipment, furniture and fixtures...........................                 12,187,000         12,148,000
                                                                          ----------------     --------------
                                                                               43,551,000         43,325,000

  Less accumulated depreciation...............................                 17,428,000         16,998,000
                                                                          ----------------     --------------
                                                                               26,123,000         26,327,000
                                                                          ----------------     --------------

                                                                              $55,809,000        $56,138,000
                                                                          ================     ==============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           MARCH 31,          DECEMBER 31,
                                                                             1999                 1998
                                                                        ----------------     ---------------
                                                                           (UNAUDITED)           (NOTE 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable.........................................                 $4,642,000         $4,891,000
   Accrued salaries and wages...............................                  3,191,000          2,533,000
   Other accrued liabilities................................                  7,377,000          9,893,000
   Amounts due to third-party contractual agencies..........                  6,239,000          7,565,000
   Current portion of long-term debt........................                    922,000            675,000
                                                                        ----------------     ---------------
         Total current liabilities..........................                 22,371,000         25,557,000

Noncurrent liabilities
   Other accrued liabilities................................                 10,867,000         10,817,000
   Long-term debt, less current portion.....................                  8,362,000          7,332,000

Commitments and contingencies

Stockholders' equity
   Common stock $.01 par value--authorized
       30,000,000 shares; issued 9,082,260 shares at March 31,
       1999 and 9,079,245 shares at December 31, 1998.......                     90,000             90,000
    Additional paid-in capital..............................                126,147,000        126,075,000
    Accumulated deficit.....................................               (108,129,000)      (109,834,000)
    Treasury stock--193,850 common shares at March 31, 1999
       and December 31, 1998, at cost.......................                 (3,899,000)        (3,899,000)
                                                                        ----------------     ---------------
           Total stockholders' equity.......................                 14,209,000         12,432,000
                                                                        ----------------     ---------------

                                                                            $55,809,000        $56,138,000
                                                                        ================     ===============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                            QUARTER ENDED MARCH 31,
                                                                       -----------------------------------
                                                                            1999               1998
                                                                       ----------------   ----------------
Revenues:
   Provider-based revenue.....................................           $18,894,000         $30,370,000
   Managed care revenue.......................................                    --           6,652,000
                                                                       ----------------   ----------------
TOTAL REVENUES................................................            18,894,000          37,022,000
                                                                       ----------------   ----------------

Operating Expenses:
   Salaries, wages and benefits...............................            11,189,000          21,358,000
   Other operating expenses...................................             6,164,000          17,401,000
   Managed care patient costs.................................                    --           2,409,000
   Provision for doubtful accounts............................               485,000           2,840,000
   Depreciation and amortization..............................               572,000           1,648,000
   Restructuring charges......................................                    --           3,927,000
   Asset impairment charges...................................                    --          16,525,000
                                                                       ----------------   ----------------
TOTAL OPERATING EXPENSES......................................            18,410,000          66,108,000
                                                                       ----------------   ----------------

Income (loss) from operations                                                484,000         (29,086,000)

Non-operating income (expenses):
   Investment income and other................................             1,552,000              24,000
   Interest and other financing charges.......................              (284,000)         (2,749,000)
                                                                       ----------------   ----------------
     Total non-operating income (expenses), net...............             1,268,000          (2,725,000)

INCOME (LOSS) BEFORE INCOME TAXES.............................             1,752,000         (31,811,000)

Provision for income taxes....................................                47,000           9,411,000
                                                                       ----------------   ----------------

NET INCOME (LOSS)                                                         $1,705,000        $(41,222,000)
                                                                       ================   ================

Income (loss) attributable to common stockholders.............            $1,705,000        $(41,497,000)
                                                                       ================   ================
Income (loss) per common share:
   Basic......................................................                  $.19             $(11.46)
                                                                       ================   ================
   Diluted....................................................                  $.19             $(11.46)
                                                                       ================   ================

Weighted average number of common shares outstanding:
   Basic......................................................             8,887,000           3,622,000
                                                                       ================   ================
   Diluted....................................................             8,887,000           3,622,000
                                                                       ================   ================


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              QUARTER ENDED MARCH 31,
                                                                        ------------------------------------
                                                                             1999                1998
                                                                        ----------------    ----------------
Cash flows from operating activities
    Net income (loss).........................................              $1,705,000        $(41,222,000)
    Adjustments to reconcile net income (loss) to net cash
        (used in) provided by operating activities:
       Depreciation and amortization, including loan costs....                 643,000           1,797,000
       Provision for doubtful accounts........................                 485,000           2,840,000
       Asset impairment charges...............................                      --          16,525,000
       Restructuring charges..................................                      --           3,927,000
       Provision for deferred income taxes....................                      --           9,411,000
       Change in operating assets and liabilities:
           Accounts receivable................................                 (60,000)             86,000
           Other current assets...............................                (929,000)            324,000
           Other noncurrent assets............................                      --            (361,000)
           Accounts payable...................................                (249,000)            144,000
           Accrued salaries, wages and other accrued liabilities            (1,808,000)          5,612,000
           Hospital and medical claims payable................                     ---             905,000
           Amounts due to third-party contractual agencies....              (1,326,000)          2,015,000
                                                                        ----------------    ----------------
               Total adjustments..............................              (3,244,000)         43,225,000
                                                                        ----------------    ----------------
                 Net cash (used in) provided by operating
                   activities.................................              (1,539,000)          2,003,000
                                                                        ----------------    ----------------
Cash flows from investing activities

   Increase in net assets held for sale.......................                (774,000)                 --
   Expenditures for property and equipment....................                (238,000)         (2,512,000)
   Preopening costs...........................................                 (16,000)            (43,000)
   Cash held in trust.........................................                  (4,000)                 --
                                                                        ----------------    ----------------
                  Net cash used in investing activities.......              (1,032,000)         (2,555,000)
                                                                        ----------------    ----------------
Cash flows from financing activities

   Loan costs.................................................                 (32,000)            (22,000)
   Borrowings.................................................               1,277,000           2,727,000
   Net proceeds from exercise of options and stock purchases..                  12,000              28,000
   Refunded registration costs................................                  60,000                  --
                                                                        ----------------    ----------------
                Net cash provided by financing activities.....               1,317,000           2,733,000
                                                                        ----------------    ----------------
Net (decrease) increase in cash and cash equivalents..........              (1,254,000)          2,181,000
Cash and cash equivalents at beginning of period..............               1,422,000           2,570,000
                                                                        ----------------    ----------------
Cash and cash equivalents at end of period....................                $168,000          $4,751,000
                                                                        ================    ================


Cash paid during the period for:

   Interest...................................................                $196,000          $2,330,000
                                                                        ================    ================
   Income taxes...............................................                $490,000            $108,000
                                                                        ================    ================

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1999

NOTE 1 - BASIS OF PRESENTATION

         Ramsay Youth Services, Inc. and its subsidiaries (the "Company") is an operator and manager of diversified treatment and education programs for at-risk and troubled youth in residential and non-residential settings nationwide. The Company offers its full continuum of education, treatment and aftercare programs and services through schools, residential facilities and service contracts located in Alabama, Florida, Missouri, Michigan, Nevada, North Carolina, South Carolina, Utah and the Commonwealth of Puerto Rico.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are, unless otherwise discussed in this report, of a normal recurring nature and have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the six months ended December 31, 1998.

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

NOTE 2 - CHANGE IN STRATEGIC DIRECTION AND ASSETS HELD FOR SALE

         During the quarter ended March 31, 1998, the Company announced a change in strategic direction in order to focus on becoming a leader in the at-risk youth industry. In connection with its revised strategic initiative, the Company sold certain of its psychiatric inpatient facilities, its managed care operations and other non-youth service business.

         The assets and liabilities relating to the Company's medical subacute and behavioral healthcare facility in San Antonio, Texas and Palm Bay, Florida are reflected in the accompanying balance sheet as net assets held for sale at March 31, 1999. The following is a summary of these assets and liabilities:

             Accounts receivable, less allowance for
                doubtful accounts of $216,000                        $1,300,000
             Other receivables                                          159,000
             Other current assets                                       166,000
             Property and equipment                                   3,717,000
             Less: accumulated depreciation                            (723,000)
             Less: valuation allowance on property and equipment     (1,159,000)
             Accounts payable                                          (436,000)
             Accrued salaries and wages                                (216,000)
             Other accrued liabilities                                  (54,000)
                                                                    ============
                Total                                                $2,754,000
                                                                    ============

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


         For the quarter ended March 31, 1999, revenues and net loss before income taxes for the net assets held for sale totaled approximately $2,465,000 and $19,000, respectively.

NOTE 3 - BORROWINGS

         The Company's long-term debt at March 31, 1999 is as follows:

                   Variable rate Term Loan                     $8,000,000
                   Revolver, due October 30, 2003               1,281,000
                   Other                                            3,000
                                                           ---------------
                                                                9,284,000
                   Less current portion                           922,000
                                                           ---------------
                                                               $8,362,000
                                                           ===============

         On October 30, 1998, the Company refinanced its existing credit facilities with proceeds from a credit facility consisting of term and revolving credit debt of $22,000,000 (the "Senior Credit Facility").

         Under the terms of the Senior Credit Facility, the Company was provided with (i) a term loan of $8,000,000 (the "Term Loan"), payable in 54 monthly installments ranging from $83,000 to $208,000, beginning May 1, 1999, with a final installment of $1,000,000 due on October 30, 2003, (ii) a revolving credit facility (the "Revolver") for an amount up to the lesser of $8,000,000 or the borrowing base of the Company's receivables (as defined in the agreement) and
(iii) an acquisition loan (the "Acquisition Loan") commitment of up to $6,000,000, beginning March 1, 1999. As of May 3, 1999, approximately $830,000 had been drawn under the Revolver and no amounts had been drawn under the Acquisition Loan.

         Interest on the Term Loan and the Revolver varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.5% to 2.0% (8.75% at March 31, 1999), based on the Company's ratio of total indebtedness to EBITDA or (ii) a function of the Eurodollar rate plus a margin ranging from 2.0% to 3.5%, based on the Company's ratio of total indebtedness to EBITDA.

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

         The Senior Credit Facility requires that the Company meet certain covenants, including (i) the maintenance of certain fixed charge coverage, interest coverage and leverage ratios, (ii) the maintenance of certain proforma availability levels (as defined in the credit agreement) and (iii) a limitation on capital expenditures. The Senior Credit Facility also prohibits the payment of cash dividends to common stockholders of the Company until the Company's EBITDA (as defined in the credit agreement) exceeds $7,800,000.

         The Company and its subsidiaries have pledged substantially all of their real property, receivables and other assets as collateral for the Senior Credit Facility.

NOTE 4 - LEASES

         On September 28, 1998, the Company sold and leased back the land, buildings and fixed equipment of its Havenwyck facility in Auburn Hills, Michigan. The lease has a term of 12 years and currently requires annual minimum lease payments of approximately $1,263,000, payable monthly.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


Effective April 1 of each year, the lease payments are subject to upward adjustments (not to exceed 3% annually) in the consumer price index over the preceding twelve months.

         In August 1997, the Company leased its Meadowlake facility in Oklahoma to an independent healthcare provider for an initial term of three years, with four three-year renewal options. Lease payments during the initial term total $360,000 per year and at each renewal option are subject to adjustment based on the change in the consumer price index during the preceding lease period. In accordance with the terms of the lease agreement, the tenant is responsible for all costs of ownership, including taxes, insurance, maintenance and repairs. In addition, the tenant has the option to purchase the facility at any time during the initial term for $3,000,000, less $15,417 for each month of occupancy. Subsequent to the initial term, the tenant has the option to purchase the facility at any time for $2,500,000. The book value of the facility was $2,101,000 on March 31, 1999.

         In April 1995, the Company sold and leased back the land, buildings and fixed equipment of its Desert Vista facility in Mesa, Arizona and its Mission Vista facility in San Antonio, Texas. The lease of the Desert Vista facility was released and the facility was sold on September 28, 1998. The lease at the Mission Vista facility has a primary term of 15 years (with three successive renewal options of 5 years each) and at March 31, 1999 had aggregate annual minimum rentals of approximately $549,000, payable monthly.

         The Company leases office space for various other purposes over terms ranging from one to five years. Annual rent expense related to noncancellable operating leases totals approximately $2,200,000.

NOTE 5 - INCOME TAXES

         Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At March 31, 1999, the Company had net operating loss carryovers of approximately $41,680,000 and alternative minimum tax credit carryovers of approximately $1,139,000 available to reduce future federal income taxes, subject to certain annual limitations. The net operating loss carryovers expire in the years 2000 through 2018.

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

NOTE 6 - EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE ("SFAS No. 128"), which simplifies and replaces the standards for computing earnings per share previously required in APB Opinion No. 15, EARNINGS PER SHARE, and makes them comparable to international

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES



earnings per share standards. SFAS No. 128, which became effective for financial statements issued for periods ending after December 15, 1997, requires a restatement of prior year earnings (loss) per share calculations. Accordingly, the Company changed the method used to compute earnings (loss) per share and has restated all prior periods.

         The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                        ------------------------------------
                                                                             1999                1998
                                                                        ----------------    ----------------
                                                                          (unaudited)         (unaudited)
Numerator:
   Net income (loss) before extraordinary item, as reported...               $1,705,000        $(41,222,000)
   Dividends, Class B convertible preferred stock, Series C...                       --              91,000
   Dividends, Class B convertible preferred stock, Series 1996                       --              38,000
   Dividends, Class B convertible redeemable preferred stock,
     Series 1997..............................................                       --              56,000
   Dividends, Class B redeemable preferred stock, Series 1997-A                      --              90,000
                                                                        ---------------     ---------------
     Numerator for basic earnings (loss) per share - income
       (loss) attributable to common stockholders, before
       extraordinary item.....................................                1,705,000         (41,497,000)

   Effect of dilutive securities..............................                       --                  --
                                                                        ---------------     ---------------
                                                                                     --                  --
                                                                        ---------------     ---------------

     Numerator for diluted earnings (loss) per share - income
       (loss) attributable to common stockholders after assumed
       conversions............................................               $1,705,000        $(41,497,000)
                                                                        ===============     ===============

Denominator:
   Denominator for basic earnings (loss) per share -
     weighted-average shares..................................                8,887,000           3,622,000

   Effect of dilutive securities:
     Employee stock options and warrants......................                       --                  --
     Convertible preferred stock..............................                       --                  --
                                                                        ---------------     ---------------
   Dilutive potential common shares...........................                       --                  --
                                                                        ---------------     ---------------
     Denominator for diluted earnings (loss) per share - adjusted
     weighted-average shares and assumed conversions..........                8,887,000           3,622,000
                                                                        ===============     ===============

Basic earnings (loss) per share, before extraordinary item....                    $.19              $(11.46)
Extraordinary item............................................                      --                   --
                                                                        ---------------     ---------------
Basic earnings (loss) per share...............................                    $.19              $(11.46)
                                                                        ===============     ===============

Diluted earnings (loss) per share before extraordinary item...                    $.19              $(11.46)
Extraordinary item............................................                      --                   --
                                                                        ---------------     ---------------
Diluted earnings (loss) per share.............................                    $.19              $(11.46)
                                                                        ===============     ===============

         Options and warrants were not included in the computation for the three months ended March 31, 1999 or the three months ended March 31, 1998 because their effect would have been antidilutive for these periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On February 19, 1998, the Company announced a change in strategic direction in order to focus on becoming a leader in the at-risk youth industry. To that end, management identified for divestiture those

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES



businesses and facilities which were not essential to its strategic objectives in the youth services field (the "Divested Assets"). In June 1998, the Company sold its behavioral managed care business and in September 1998, the Company completed the sales of non-strategic inpatient psychiatric hospitals. The net proceeds for these divestitures were applied to reduce indebtedness and to redeem preferred stock, all held by an unaffiliated financial institution. The remaining business (the "Retained Assets") represents the Company's youth service operations and is comprised of seven youth facilities with 707 beds and eight group homes with 101 beds. The Company also provides a range of outpatient services and day treatment programs tailored for the at-risk and troubled youth population.

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

RESULTS OF OPERATIONS

         Total revenues decreased from $37.0 million in the quarter ended March 31, 1998 to $18.9 million in the quarter ended March 31, 1999. The decrease of $18.1 million in revenues from 1998 to 1999 is primarily attributable to a decrease of $21.6 million in revenues due to the sale and closure of the Company's psychiatric inpatient facilities, managed care operations and other non-youth services business. Additionally, the Company experienced an increase of $3.5 million in revenues generated from its existing youth services business primarily as a result of (i) an increase of $0.8 million from the start-up of the Company's operations in Puerto Rico, (ii) an increase of $0.7 million generated by the Company's new facility in Dothan, Alabama, (iii) an increase of $0.7 million in the Company's Gulf Coast Treatment Center attributable to two new contracts during calendar 1998, (iv) an increase of $0.1 million from the start-up of the Company's South Carolina group home operations, and (v) an increase of $1.2 million in the Company's other youth services facilities primarily due to an increase in census of 4% between periods (from 40,463 days during the quarter ended March 31, 1998 to 41,955 days during the quarter ended March 31, 1999).

         Total salaries, wages and benefits decreased from $21.4 million in the quarter ended March 31, 1998 to $11.2 in the quarter ended March 31, 1999. The decrease of $10.2 million in salaries, wages and benefits from 1998 to 1999 is primarily attributable to a decrease of $12.3 million due to the sale and closure of the Company's psychiatric inpatient facilities, managed care operations and other non-youth service business. Additionally, the Company experienced an increase of $2.1 million in salaries, wages and benefits from its existing youth services business primarily as a result of (i) an increase of $0.5 million due to the opening of the Company's new facility in Dothan, Alabama, (ii) an increase of $0.4 million due to the start-up of the Company's Puerto Rico operations, (iii) an increase of $0.2 million due to the start-up of the South Carolina group home operations, (iv) an increase of $0.1 million at Gulf Coast Treatment Center primarily attributable to new business previously mentioned and (v) an increase of $0.9 million in the Company's other youth service facilities due primarily to a total increase in census of 4% between periods

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES



(from 40,463 days during the quarter ended March 31, 1998 to 41,955 days during the quarter ended March 31, 1999).

         Other operating expenses decreased from $17.4 million in the quarter ended March 31, 1998 to $6.2 million in the quarter ended March 31, 1999. The decrease of $11.2 million in other operating expenses from 1998 to 1999 is primarily attributable to a decrease of $11.8 million due to the sale and closure of the Company's psychiatric inpatient facilities, managed care operations and other non-youth service business. Additionally, the Company experienced an increase of $0.6 million in other operating expenses from its existing youth services business primarily as a result of (i) an increase of $0.2 million related to the start-up of the Company's operations in Puerto Rico,
(ii) an increase of $0.1 million attributable to the start-up of the South Carolina group home operations, and (iii) an increase of $0.3 million due to rent expense at the Company's facility in Auburn Hills, Michigan. The rent expense is associated with a sale lease back transaction entered into by the Company on September 28, 1998 (see Note 4).

         Managed care patient costs were $2.4 million in the quarter ended March 31, 1998. The Company did not incur similar costs during the quarter ended March 31, 1999 due to the sale of the Company's wholly owned managed behavioral health care business on June 2, 1998.

         The provision for doubtful accounts decreased from $2.8 million in the quarter ended March 31, 1998 to $0.5 million in the quarter ended March 31, 1999. The decrease is primarily attributable to the sale and/or closure of the Company's Divested Assets discussed previously.

         Depreciation and amortization expense decreased from $1.6 million in the quarter ended March 31, 1998 to $0.6 million in the quarter ended March 31, 1999. The decrease in depreciation and amortization from the quarter ended March 31, 1998 to the quarter ended March 31, 1999 of $1.0 million is attributable to the sale and/or closure of the Company's Divested Assets discussed previously.

         In connection with the Company's change in strategic direction, and in accordance with the accounting guidance available in Emerging Issues Task Force ("EITF") No. 94-3, the Company (i) initiated a restructuring of personnel at its corporate headquarters, including the identification and communication of severance arrangements with individual personnel, (ii) wrote off certain assets located within its corporate headquarters which were considered to have no future economic benefit and (iii) initiated the termination of certain contractual commitments which require future payments. These amounts, which in the aggregate totaled $3.9 million, are reflected as restructuring charges in the quarter ended March 31, 1998.

         During the quarter ended March 31, 1998, in connection with the Company's change in strategic direction, the Company decided to close or sell certain operations, including the operations and assets discussed above, that were identified as not compatible with the Company's future operating plans. Accordingly, the carrying values of these facilities/operations were compared to selling values or, if selling values were not available, to discounted future cash flows, resulting in an aggregate non-cash asset impairment charge of $14.6 million. The Company completed these sales in September 1998. Additionally, during the quarter ended March 31, 1998, the Company recorded an impairment loss of approximately $1.9 million related to other long-lived assets of a facility which is not held for sale, given that the recorded asset value was not considered fully recoverable based upon projected discounted future cash flows.

         Investment income and other increased by $1.5 million from the quarter ended March 31, 1998 to the quarter ended March 31, 1999. The increase is primarily a result of a settlement of $0.7 million related to previously written-off accounts receivables at one of the Company's former behavioral health care facilities, and a settlement of $0.8 million with a former possible purchaser of the Company's former HMO subsidiary.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES



         Interest and other financing charges decreased from $2.7 million in the quarter ended March 31, 1998 to $0.3 million in the quarter ended March 31, 1999. The decrease in interest and other financing charges is primarily attributable to a decrease in the Company's average outstanding borrowings between quarters as a result of the partial prepayment of indebtedness with the use of the proceeds from the aforementioned asset sales. In addition, during the quarter ended March 31, 1998, the Company incurred an expense of $1.0 million for a non-refundable fee charged by a financial institution in connection with an amendment to the Company's previous credit facility.

         The Company recorded a provision for income taxes in the quarter ended March 31, 1998 of $9.4 million, which primarily represents a full valuation allowance on its previously recorded deferred tax assets. The realizability of these assets had been based on the implementation of tax planning strategies that contemplated the sales of certain appreciated property. In connection with the Company's change in strategic direction in the quarter ended March 31, 1998, the Company determined that its tax planning strategies would not be realized and a full valuation allowance was considered necessary.

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

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES



Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

         Management believes that the most significant risk to the Company for the Year 2000 Problem is the effect such issues may have on third-party payors. News reports have indicated that various agencies of the federal government may have difficulty becoming Year 2000 compliant before the Year 2000. The Company has not yet undertaken to quantify the effects of such noncompliance or to determine whether such quantification is even possible. The Company has limited or no control over the actions of these third-party payors. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with these payors, there can be no assurance that these payors will resolve any or all Year 2000 Problems with their systems before the occurrence of a material disruption to the business of the Company. Any failure of these third-party payors to resolve Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

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

                         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999 and December 31, 1998, the Company had $(0.6) million and $(3.1) million, respectively, in working capital and $0.2 million and $1.4 million, respectively, in cash and cash equivalents. The Company's principal sources of liquidity as of March 31, 1999 and December 31, 1998 consisted primarily of the aforementioned cash and cash equivalents and accounts receivable of $12.5 million and $12.9 million, respectively.

         For the quarter ended March 31, 1999, cash used in operating activities was $1.5 million as compared to cash provided by operating activities of $2.0 million for the quarter ended March 31, 1998. The decrease of $3.5 million during periods was primarily a result of payments made in connection with the sale of the Company's divested assets and payments made to third-party contractual agencies on cost report settlements.

         Cash used in investing activities was $1.0 million for the quarter ended March 31, 1999 compared to cash used in investing activities of $2.6 million for the quarter ended March 31, 1998. The decrease is primarily due to the Company's purchase of a facility located in Palm Bay, Florida for $1.5 million in March 1998.

         The fluctuations in cash provided by financing activities for the quarters ended March 31, 1999 and 1998 was primarily a result of a decrease in borrowings of $1.4 million between periods.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES



         On October 30, 1998, the Company refinanced its then existing credit facility with proceeds from a credit facility consisting of term and revolving credit debt totaling $22.0 million (the "Senior Credit Facility").

         Under the terms of the Senior Credit Facility, the Company was provided with (i) a term loan of $8.0 million (the "Term Loan"), payable in 54 monthly installments ranging from $0.1 million to $0.2 million, beginning May 1, 1999, with a final installment of $1.0 million due on October 30, 2003, (ii) a revolving credit facility (the "Revolver") for an amount up to the lesser of $8.0 million or the borrowing base of the Company's receivables (as defined in the agreement) and (iii) an acquisition loan (the "Acquisition Loan") commitment of up to $6.0 million, beginning March 1, 1999. As of May 3, 1999, $0.8 million had been drawn under the Revolver and no amounts had been drawn under the Acquisition Loan.

         Interest on the Term Loan and the Revolver varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.5% to 2.0% (8.75% at March 31, 1999), based on the Company's ratio of total indebtedness to EBITDA (as defined in the Senior Credit Facility) or (ii) a function of the Eurodollar rate plus a margin ranging from 2.0% to 3.5%, based on the Company's ratio of total indebtedness to EBITDA.

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

         The Company's current cash requirements relate to its normal operating expenses and routine capital improvements at its youth service facilities and schools, the expansion of its youth service business, the payment of restructuring charges, principally severance, and the payment of liabilities associated with the sales of its Divested Assets.

         Management of the Company believes that it can meet its current cash requirements and future identifiable needs with internally generated funds from operations and the Senior Credit Facility.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         The Company is party to certain claims, suits and complaints, including those matters described below, whether arising from the acts or omissions of its employees, providers or others, which arise in the ordinary course of business. The Company has established reserves at March 31, 1999 for the estimated amounts which might be recovered from the Company as a result of all outstanding legal proceedings. In the opinion of management, the ultimate resolution of these pending legal proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES



         In March 1997, a former executive vice president of the Company commenced arbitration and court proceedings against the Company in which he claims his employment was wrongfully terminated by the Company and seeks damages of approximately $2.3 million. The Company is awaiting the results of the arbitration proceedings which were held in February 1999.

         Prior to the merger with the Company, Ramsay Managed Care, Inc. ("RMCI") sold its subsidiary which, as a licensed HMO in Louisiana, Alabama and Mississippi, managed and provided prepaid healthcare services to its members. On September 29, 1997, RMCI received a demand for indemnification by the purchaser of this subsidiary in an amount totalling approximately $5.8 million. The Company intends to vigorously defend any proceedings which may result from this matter. In addition, on September 30, 1997, the Company demanded indemnification from the purchaser for various matters in an amount exceeding $2.0 million.

         During fiscal year ended June 30, 1996, the State of Louisiana requested repayment of disproportionate share payments received by two of the Company's Louisiana facilities in fiscal years ended June 30, 1995 and 1994 totaling approximately $5.5 million. The repayment requested related primarily to alleged overpayments received by a former facility of the Company. The Company believes that this matter may be settled for an amount less than Louisiana's initial request. The Company intends to vigorously contest any position by Louisiana which it considers adverse.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The Exhibits required to be filed as part of this Quarterly Report on Form 10-Q are as follows:

         Exhibit 11        Computation of Net Income (Loss) Per Share...........

         Exhibit 27        Financial Data Schedule..............................

         Exhibit 99.1      Press Release dated January 4, 1999..................

         Exhibit 99.2      Press Release dated January 13, 1999.................

         Exhibit 99.3      Press Release dated February 10, 1999................

         Exhibit 99.4      Press Release dated March 15, 1999...................

(b)      Current Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 1999.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereupon duly authorized.

                                         RAMSAY YOUTH SERVICES, INC.
                                         Registrant



                                         /s/ Marcio C. Cabrera
                                         -----------------------------------
                                         Marcio C. Cabrera
                                         Executive V.P. and
                                         Chief Financial Officer



Date:  May 7, 1999