Form 10-Q
period 1999-06-30
RAMSAY YOUTH SERVICES INC
filed 1999-08-13
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

         The number of shares of the Registrant's Common Stock outstanding as of August 2, 1999, follows:

           Common Stock, par value $0.01 per share - 9,082,260 shares

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                                                   PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................................      3

Condensed consolidated balance sheets - June 30, 1999 (unaudited) and
         December 31, 1998.....................................................................      3

Condensed consolidated statements of operations - three and six months ended
         June 30, 1999 and 1998 (unaudited)....................................................      5

Condensed consolidated statements of cash flows - six months ended June 30,
         1999 and 1998 (unaudited).............................................................      6

Notes to condensed consolidated financial statements - June 30, 1999 (unaudited)...............      7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................................     11


PART II. OTHER INFORMATION

Item 5.  Other Information.....................................................................     18

Item 6.  Exhibits and Current Reports on Form 8-K..............................................     20

SIGNATURES.....................................................................................     21

                          PART I. FINANCIAL INFORMATION

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              JUNE 30,        DECEMBER 31,
                                                                                1999              1998
                                                                            -------------     -------------
                                                                            (unaudited)         (Note 1)
ASSETS

Current assets
    Cash and cash equivalents.................................                   $49,000        $1,478,000
     Accounts receivable, less allowances for doubtful
        accounts of $3,127,000 and $2,395,000 at June 30,
        1999 and December 31, 1998, respectively..............                11,078,000        12,859,000
    Amounts due from third-party contractual agencies.........                 2,925,000         4,699,000
    Other receivables.........................................                 6,007,000         6,854,000
    Other current assets......................................                 1,582,000         1,100,000
    Net assets held for sale..................................                 2,414,000                --
                                                                            -------------     -------------
        Total current assets..................................                24,055,000        26,990,000


Other assets
   Cash held in trust.........................................                 1,853,000         1,856,000
   Cost in excess of net asset value of purchased businesses..                 1,612,000         1,792,000
   Other intangible assets....................................                   510,000           578,000
   Unamortized loan costs.....................................                   969,000         1,041,000
   Net assets held for sale...................................                        --         2,044,000
                                                                            -------------     -------------
        Total other assets....................................                 4,944,000         7,311,000


Property and equipment
  Land........................................................                 2,761,000         2,721,000
  Buildings and improvements..................................                29,342,000        28,456,000
  Equipment, furniture and fixtures...........................                12,153,000        12,148,000
                                                                            -------------     -------------
                                                                              44,256,000        43,325,000

  Less accumulated depreciation...............................                17,606,000        16,998,000
                                                                            -------------     -------------
                                                                              26,650,000        26,327,000
                                                                            -------------     -------------

                                                                             $55,649,000       $60,628,000
                                                                            =============     =============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              JUNE 30,        DECEMBER 31,
                                                                                1999              1998
                                                                            -------------     -------------
                                                                            (unaudited)         (Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable...........................................                $4,359,000        $5,113,000
   Accrued salaries and wages.................................                 3,176,000         2,533,000
   Other accrued liabilities..................................                11,314,000        11,479,000
   Amounts due to third-party contractual agencies............                 5,282,000         7,565,000
   Due to affiliate...........................................                   700,000         1,200,000
   Current portion of long-term debt..........................                 1,040,000           675,000
                                                                            -------------     -------------
         Total current liabilities............................                25,871,000        28,565,000

Noncurrent liabilities
   Other accrued liabilities..................................                 6,692,000        10,817,000
   Long-term debt, less current portion.......................                 7,038,000         7,332,000

Commitments and contingencies

Stockholders' equity
   Common stock $.01 par value--authorized
       30,000,000 shares; issued 9,082,260 shares at June 30,
       1999 and 9,079,245 shares at December 31, 1998.........                    90,000            90,000
    Additional paid-in capital................................               126,147,000       126,075,000
    Accumulated deficit.......................................              (106,290,000)     (108,352,000)
    Treasury stock--193,850 common shares at June 30, 1999
       and December 31, 1998, at cost.........................                (3,899,000)       (3,899,000)
                                                                            -------------     -------------
           Total stockholders' equity.........................                16,048,000        13,914,000
                                                                            -------------     -------------

                                                                             $55,649,000       $60,628,000
                                                                            =============     =============



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                               QUARTER ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                            -----------------------------     ------------------------------
                                                               1999             1998              1999             1998
                                                            ------------    -------------     -------------    -------------
Revenues:
   Provider-based revenue.............................       $19,775,000     $36,186,000       $38,667,000      $66,557,000
   Managed care revenue...............................                --       4,454,000                --       11,105,000
                                                             -----------    ------------      ------------     ------------
TOTAL REVENUES........................................        19,775,000      40,640,000        38,667,000       77,662,000
                                                             -----------    ------------      ------------     ------------

Operating expenses:
   Salaries, wages and benefits.......................        11,823,000      21,778,000        23,012,000       43,136,000
   Other operating expenses...........................         6,312,000      12,772,000        12,472,000       30,173,000
   Managed care patient costs.........................                --       2,961,000                --        5,370,000
   Provision for doubtful accounts....................           484,000       1,616,000           969,000        4,456,000
   Depreciation and amortization......................           585,000         785,000         1,157,000        2,433,000
   Restructuring charges..............................                --              --                --        3,927,000
   Asset impairment charges...........................                --         213,000                --       16,738,000
                                                             -----------    ------------      ------------     ------------
TOTAL OPERATING EXPENSES..............................        19,204,000      40,125,000        37,610,000      106,233,000
                                                             -----------    ------------      ------------     ------------

Income (loss) from operations.........................           571,000         515,000         1,057,000      (28,571,000)

Non-operating income (expenses):
   Investment income and other........................           148,000          35,000         1,698,000           59,000
   Interest and other financing charges...............          (307,000)     (1,690,000)         (591,000)      (4,439,000)
   Losses related to asset sales and closed businesses                --     (12,483,000)               --      (12,483,000)
                                                             -----------    ------------      ------------     ------------
      Total non-operating income (expense), net.......          (159,000)    (14,138,000)        1,107,000      (16,863,000)

INCOME (LOSS) BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM.................................           412,000     (13,623,000)        2,164,000      (45,434,000)
Provision for income taxes............................            55,000         570,000           102,000        9,981,000
                                                             -----------    ------------      ------------     ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...............           357,000     (14,193,000)        2,062,000      (55,415,000)
Extraordinary item:
   Loss from early extinguishment of debt.............                --        (748,000)               --         (748,000)
                                                             -----------    ------------      ------------     ------------

NET INCOME (LOSS).....................................          $357,000    $(14,941,000)       $2,062,000     $(56,163,000)
                                                             ===========    ============      ============     ============

Income (loss) attributable to common stockholders before
   extraordinary item.................................          $357,000    $(14,479,000)       $2,062,000     $(55,976,000)
Extraordinary item....................................                --        (748,000)               --         (748,000)
                                                             -----------    -------------     -------------    ------------
Income (loss) attributable to common stockholders.....          $357,000    $(15,227,000)       $2,062,000     $(56,724,000)
                                                             ===========    =============     =============    ============

Income (loss) per common share:
   Basic:
     Before extraordinary item........................             $0.04          $(4.00)            $0.23          $(15.45)
     Extraordinary item:
       Loss from early extinguishment of debt.........               --            (0.20)               --            (0.21)
                                                            ------------    -------------     -------------    ------------
                                                                   $0.04          $(4.20)            $0.23          $(15.66)
                                                            ============    =============     =============    ============
   Diluted:
     Before extraordinary item........................             $0.04          $(4.00)            $0.23          $(15.45)
     Extraordinary item:
         Loss from early extinguishment of debt.......               --            (0.20)               --            (0.21)
                                                            ------------    -------------     -------------    ------------
                                                                   $0.04          $(4.20)            $0.23          $(15.66)
                                                            ============    =============     =============    ============

Weighted average number of common shares outstanding:
   Basic..............................................         8,888,000       3,624,000         8,888,000        3,623,000
                                                            ------------    -------------     -------------    ------------
   Diluted............................................         8,905,000       3,624,000         8,908,000        3,623,000
                                                            ============    =============     =============    ============



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                            -------------------------------
                                                                                1999             1998
                                                                            -------------    --------------
Cash flows from operating activities
    Net income (loss)...........................................               $2,062,000    $(56,163,000)
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
       Depreciation ............................................                  896,000       1,104,000
       Amortization, including loan costs.......................                  389,000       1,824,000
       Provision for doubtful accounts..........................                  969,000       4,456,000
       Provision for deferred income taxes......................                       --       9,411,000
       Loss from early extinguishment of debt...................                       --         748,000
       Asset impairment charges.................................                       --      16,738,000
       Losses related to asset sales and closed businesses......                       --      12,483,000
       Expenses paid with equity instruments....................                       --          23,000
       Change in operating assets and liabilities:
           Accounts receivable..................................                  969,000      (1,605,000)
           Other current assets.................................                2,139,000        (309,000)
           Accounts payable.....................................                 (754,000)      3,086,000
           Accrued salaries, wages and other accrued liabilities               (3,647,000)      8,110,000
           Amounts due to third-party contractual agencies......               (2,283,000)      1,715,000
                                                                            -------------    ------------
               Total adjustments................................               (1,322,000)     57,784,000
                                                                            -------------    ------------
                   Net cash provided by operating activities....                  740,000       1,621,000
                                                                            -------------    ------------
Cash flows from investing activities
   Proceeds from sale of subsidiary and property and equipment..                       --      21,505,000
   Increase in net assets held for sale.........................                 (527,000)             --
   Expenditures for property and equipment......................               (1,183,000)     (5,017,000)
   Other noncurrent assets......................................                  (32,000)       (857,000)
   Cash held in trust...........................................                    3,000      (1,134,000)
                                                                            -------------    ------------
                  Net cash (used in) provided by investing
                    activities..................................               (1,739,000)     14,497,000
                                                                            -------------    ------------
Cash flows from financing activities
   Loan costs...................................................                  (37,000)       (152,000)
   Amounts (paid to) received from affiliate....................                 (500,000)      6,429,000
   Net proceeds from exercise of stock options and stock
     purchases..................................................                   12,000          28,000
   Borrowings...................................................                  202,000       1,750,000
   Payments on debt.............................................                 (167,000)    (23,781,000)
   Refunded registration costs..................................                   60,000              --
   Payment of preferred stock dividends.........................                       --         (55,000)
                                                                            -------------    ------------
                Net cash (used in) financing activities.........                 (430,000)    (15,781,000)
                                                                            -------------    ------------
Net (decrease) increase in cash and cash equivalents............               (1,429,000)        337,000
Cash and cash equivalents at beginning of period................                1,478,000       2,570,000
                                                                            =============    ============
Cash and cash equivalents at end of period......................                  $49,000      $2,907,000
                                                                            =============    ============


Cash paid during the period for:
   Interest (net of amount capitalized).........................                 $452,000      $5,307,000
                                                                            =============    ============
   Income taxes.................................................                 $377,000        $315,000
                                                                            =============    ============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999


NOTE 1 - BASIS OF PRESENTATION

         Ramsay Youth Services, Inc. and its subsidiaries (the "Company") is a leading quality provider and manager of diversified treatment, education and juvenile justice programs for at-risk and troubled youth in residential and non-residential settings nationwide. The Company offers its full spectrum of education and treatment programs and services through schools, residential facilities and service contracts located in Alabama, Florida, Missouri, Michigan, Nevada, North Carolina, South Carolina, Utah and the Commonwealth of Puerto Rico.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are, unless otherwise discussed in this report, of a normal recurring nature and have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the six months ended December 31, 1998.

         The Company changed its fiscal year end from June 30 to December 31, effective December 1998.

         On January 13, 1999, the Company's Board of Directors approved a one-for-three reverse stock split of the Company's common stock, which became effective March 15, 1999. As a result, all references herein to common stock, per share amounts and stock options and warrants data have been restated to give retroactive recognition to such reverse stock split.

         On June 30, 1999, the Company acquired all of the issued and outstanding shares of common stock of Ramsay Hospital Corporation of Louisiana, Inc. ("RHCL") in a purchase transaction between companies under common control and recorded the transaction in a manner similar to pooling-of-interests accounting. Accordingly, the Company's financial statements reflect the consolidated balance sheets and consolidated results of operations of both entities as if the merger had been in effect for all periods presented
(see Note 3).

NOTE 2 - CHANGE IN STRATEGIC DIRECTION AND ASSETS HELD FOR SALE

         During the quarter ended March 31, 1998, the Company announced a change in strategic direction in order to focus on becoming a leader in the at-risk youth industry. In connection with its revised strategic initiative, the Company sold certain of its psychiatric inpatient facilities, its managed care operations and other non-youth services business.

         On June 2, 1998, the Company sold FPM Behavioral Health, Inc. ("FPM"), its wholly-owned managed behavioral health care business, for a cash purchase price of $20,000,000, subject to certain

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


future potential purchase price adjustments. In February 1999, the Company paid $1,222,000 in purchase price adjustments relating to the FPM sale. In addition, in July 1999, the Company incurred an additional $1,201,000 in purchase price adjustments relating to the FPM sale, of which $601,000 was paid on July 30, 1999 and $600,000 is scheduled to be paid on August 30, 1999. The aforementioned purchase price adjustments effectively reduce the FPM purchase price to $17,577,000. Management had fully reserved for this contingency as of June 30, 1998 and does not expect any future purchase price adjustments relating to the FPM sale.

The assets and liabilities relating to the Company's medical subacute and behavioral healthcare facilities in San Antonio, Texas and its facility in Palm Bay, Florida are reflected in the accompanying consolidated balance sheet as net assets held for sale at June 30, 1999. The following is a summary of these assets and liabilities:

             Accounts receivable, less allowance for
                doubtful accounts of $90,000                                      $1,274,000
             Other receivables                                                       195,000
             Other current assets                                                    143,000
             Property and equipment                                                3,720,000
             Less: accumulated depreciation                                         (723,000)
             Less: valuation allowance on property and equipment                  (1,159,000)
             Accounts payable                                                       (639,000)
             Accrued salaries and wages                                             (321,000)
             Other accrued liabilities                                               (76,000)
                                                                               --------------
                Total                                                             $2,414,000
                                                                               ==============

         For the six months ended June 30, 1999, revenues and net loss before taxes for the aforementioned assets totaled approximately $5,000,000 and $45,000, respectively. For the quarter ended June 30, 1999, revenues and net loss before taxes for the aforementioned assets totaled approximately $2,700,000 and $26,000, respectively.

NOTE 3 - TRANSACTIONS WITH AFFILIATES

         As mentioned previously, on June 30, 1999, the Company acquired all of the issued and outstanding shares of common stock of RHCL, a holding company in liquidation whose principal asset consists of a receivable from the State of Louisiana (see Part II. Other Information, Item 5.). The purchase price of $700,000 is equal to the net book value of RHCL on the date of the acquisition and is payable no later than September 1, 1999. The transaction was accounted for in a manner similar to the pooling-of-interests method. RHCL had no revenues or net income during the three or six months ended June 30, 1999 and 1998.

NOTE 4 - BORROWINGS

         The Company's long-term debt at June 30, 1999 is as follows:


                   Variable rate Term Loan                                    $7,833,000
                   Revolver, due October 30, 2003                                209,000
                   Other                                                          36,000
                                                                          ---------------
                                                                               8,078,000
                   Less current portion                                        1,040,000
                                                                          ---------------
                                                                              $7,038,000
                                                                          ===============

         On October 30, 1998, the Company refinanced its existing credit facilities with proceeds from a credit facility consisting of term and revolving credit debt of $22,000,000 (the "Senior Credit Facility").

         Under the terms of the Senior Credit Facility, the Company was provided with (i) a term loan of $8,000,000 (the "Term Loan"), payable in 54 monthly installments ranging from $83,000 to $208,000, beginning May 1, 1999, with a final installment of $1,000,000 due on October 30, 2003, (ii) a revolving

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES



credit facility (the "Revolver") for an amount up to the lesser of $8,000,000 or the borrowing base of the Company's receivables (as defined in the agreement) and (iii) an acquisition loan (the "Acquisition Loan") commitment of up to $6,000,000 beginning March 1, 1999. As of August 2, 1999, approximately $1,195,000 had been drawn under the Revolver and no amounts had been drawn under the Acquisition Loan.

         Interest on the Term Loan and the Revolver varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.5% to 2.0% (9% at June 30, 1999), based on the Company's ratio of total indebtedness to EBITDA or (ii) a function of the Eurodollar rate plus a margin ranging from 2.0% to 3.5%, based on the Company's ratio of total indebtedness to EBITDA.

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

         The Company failed to maintain the required fixed charge coverage, interest coverage and leverage ratios as of December 31, 1998. The Company's lender agreed to waive these requirements as of December 31, 1998. On March 19, 1999, the Company's Senior Credit Facility was amended (the "First Amendment"). The First Amendment provided for a change to the definitions for purposes of calculating the covenants in the future.

         On June 30, 1999, the Company's Senior Credit Facility was amended and restated to provide for the approval of the RHCL purchase (the "Second Amendment"). The Second Amendment prohibits the payment of the RHCL purchase price until the earlier to occur of certain events (as defined in the agreement) or September 1, 1999. The Second Amendment also provides for a $3.0 million reserve on the Revolver borrowing base until the occurrence of certain events (as defined in the Second Amendment).

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

         In August 1997, the Company leased its Meadowlake facility in Oklahoma to an independent healthcare provider for an initial term of three years, with four three-year renewal options. Lease payments during the initial term total $360,000 per year and at each renewal option are subject to adjustment based

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES




on the change in the consumer price index during the preceding lease period. In accordance with the terms of the lease agreement, the tenant is responsible for all costs of ownership, including taxes, insurance, maintenance and repairs. In addition, the tenant has the option to purchase the facility at any time during the initial term for $3,000,000, less $15,417 for each month of occupancy. Subsequent to the initial term, the tenant has the option to purchase the facility at any time for $2,500,000. The book value of the facility was $2,079,000 on June 30, 1999.

         In April 1995, the Company sold and leased back the land, buildings and fixed equipment of its Desert Vista facility in Mesa, Arizona and its Mission Vista facility in San Antonio, Texas. The lease of the Desert Vista facility was released and the facility was sold. The lease at the Mission Vista facility has a primary term of 15 years (with three successive renewal options of 5 years each) and at June 30, 1999 had aggregate annual minimum rentals of approximately $549,000, payable monthly.

         The Company leases office space for various other purposes over terms ranging from one to five years. Annual rent expense related to noncancellable operating leases totals approximately $1,200,000.

NOTE 6 - INCOME TAXES

         Income taxes are accounted for in accordance with SFAS No. 109. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 30, 1999, the Company had net operating loss carryovers of approximately $41,680,000 and alternative minimum tax credit carryovers of approximately $1,139,000 available to reduce future federal income taxes, subject to certain annual limitations. The net operating loss carryovers expire in the years 2000 through 2018.

         The Company may have had a change in ownership (as defined by Internal Revenue Code Section 382) during the six month period ended December 31, 1998. Although a study has not been completed to determine the effects, if any, that this change of ownership may have, some or all of the net operating loss for the six-month period ended December 31, 1998 ($16,665,000) may be limited in use in any one year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Previously, the Company evaluated the realizability of its deferred tax assets and the need for a valuation allowance by considering the effects of implementing tax-planning strategies that contemplated the sales of certain appreciated property. In connection with the Company's change in strategic direction, during the quarter ended March 31, 1998, the Company re-evaluated its tax planning strategies and determined that such strategies will not be realized. Consequently, the Company's net operating loss carryforwards were no longer considered realizable, pursuant to the provisions of SFAS No. 109.

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

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES



         The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                QUARTER ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                            ------------------------------       ------------------------------
                                                                1999             1998                1999              1998
                                                            ------------      ------------       ------------      ------------
                                                             (unaudited)       (unaudited)       (unaudited)        (unaudited)
Numerator:
   Net income (loss)  before extraordinary item,
     as reported                                            $    357,000      $(14,193,000)      $  2,062,000      $(55,415,000)
   Dividends, Class B convertible preferred stock,
     Series C                                                         --            90,000                 --           181,000
   Dividends, Class B convertible preferred stock,
     Series 1996                                                      --            37,000                 --            75,000
   Dividends, Class B convertible redeemable preferred
     stock, Series 1997                                               --            69,000                 --           125,000
   Dividends, Class B redeemable preferred stock,
     Series 1997-A                                                    --            90,000                 --           180,000
                                                            ------------      ------------       ------------      ------------
     Numerator for basic earnings (loss) per
       share - income (loss) attributable to common
       stockholders, before extraordinary item                   357,000       (14,479,000)         2,062,000       (55,976,000)

   Effect of dilutive securities                                      --                --                 --                --
                                                            ------------      ------------       ------------      ------------

     Numerator for diluted earnings (loss) per
       share - income (loss) attributable to common
       stockholders after assumed conversions               $    357,000      $(14,479,000)      $  2,062,000      $(55,976,000)
                                                            ============      ============       ============      ============

Denominator:

Denominator for basic earnings (loss) per share -
     weighted-average shares                                   8,888,000         3,624,000          8,888,000         3,623,000
   Effect of dilutive securities:
     Employee stock options and warrants                          17,000                --             20,000                --
                                                            ------------      ------------       ------------      ------------
   Dilutive potential common shares                               17,000                --             20,000                --
                                                            ------------      ------------       ------------      ------------
     Denominator for diluted earnings (loss)
     per share - adjusted weighted-average shares and
     assumed conversions                                       8,905,000         3,624,000          8,908,000         3,623,000
                                                            ============      ============       ============      ============

Basic earnings (loss) per share, before
  extraordinary item                                        $        .04      $      (4.00)      $        .23      $     (15.45)
Extraordinary item                                                    --              (.20)                --              (.21)
                                                            ------------      ------------       ------------      ------------
Basic earnings (loss) per share                             $        .04      $      (4.20)      $        .23      $     (15.66)
                                                            ============      ============       ============      ============

Diluted earnings (loss) per share before
  extraordinary item                                        $        .04      $      (4.00)      $        .23      $     (15.45)
Extraordinary item                                                    --              (.20)                --              (.21)
                                                            ------------      ------------       ------------      ------------
Diluted earnings (loss) per share                           $        .04      $      (4.20)      $        .23      $     (15.66)
                                                            ============      ============       ============      ============

         Options and warrants were not included in the computation for the three and six months ended June 30, 1998 because their effect would have been antidilutive for these periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On February 19, 1998, the Company announced a change in strategic direction in order to focus on becoming a leader in the at-risk youth industry. To that end, management identified for divestiture those businesses and facilities, which were not essential to its strategic objectives in the youth services field (the "Divested Assets"). In June 1998, the Company sold its behavioral managed care business and in September 1998, the Company completed the sales of non-strategic inpatient psychiatric hospitals. The net proceeds for these divestitures were applied to reduce indebtedness and to redeem preferred stock, all held by an unaffiliated financial institution. The remaining business (the "Retained Assets") represents the Company's youth services operations and is comprised of seven youth facilities, ten group homes and seven schools. The Company also provides a range of outpatient services and day treatment programs tailored for the at-risk and troubled youth population.

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

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES




THE MOST SIGNIFICANT FACTORS INCLUDE (I) ACCELERATING CHANGES OCCURRING IN THE AT-RISK YOUTH INDUSTRY, INCLUDING COMPETITION FROM CONSOLIDATING AND INTEGRATED PROVIDER SYSTEMS AND LIMITATIONS ON REIMBURSEMENT RATES, (II) FEDERAL AND STATE GOVERNMENTAL BUDGETARY CONSTRAINTS WHICH COULD HAVE THE EFFECT OF LIMITING THE AMOUNT OF FUNDS AVAILABLE TO SUPPORT GOVERNMENTAL PROGRAMS AND (III) STATUTORY, REGULATORY AND ADMINISTRATIVE CHANGES OR INTERPRETATIONS OF EXISTING STATUTORY AND REGULATORY PROVISIONS AFFECTING THE CONDUCT OF THE COMPANY'S BUSINESS AND AFFECTING CURRENT AND PRIOR REIMBURSEMENT FOR THE COMPANY'S SERVICES. THERE CAN BE NO ASSURANCE THAT ANY ANTICIPATED FUTURE RESULTS WOULD BE ACHIEVED. AS A RESULT OF THE FACTORS IDENTIFIED ABOVE AND OTHER FACTORS, THE COMPANY'S ACTUAL RESULTS OR FINANCIAL OR OTHER CONDITION COULD VARY SIGNIFICANTLY FROM THE PERFORMANCE OR FINANCIAL OR OTHER CONDITION SET FORTH IN ANY FORWARD-LOOKING STATEMENTS OR INFORMATION.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

         Total revenues decreased from $40.6 million in the quarter ended June 30, 1998 to $19.8 million in the quarter ended June 30, 1999. The decrease of $20.8 million in revenues from 1998 to 1999 is primarily attributable to a decrease of $23.7 million in revenues due to the previously mentioned sale and closure of the Company's psychiatric inpatient facilities, managed care operations and other non-youth services business. The Company experienced an increase of $2.9 million in revenues from its Retained Assets primarily as a result of (i) an increase in revenues of $0.4 million from a new contract in Puerto Rico which began in May 1998, (ii) an increase in revenues of $0.8 million generated by the Company's new facility located in Dothan, Alabama which began operations in June 1998, (iii) an increase in revenues of $0.6 million from Gulf Coast Treatment Center primarily due to two new contracts and (iv) an increase in revenues in the Company's other Retained Assets of approximately $1.1 million due primarily to an increase in total census between periods.

         Total salaries, wages and benefits decreased from $21.8 million in the quarter ended June 30, 1998 to $11.8 million in the quarter ended June 30, 1999. The decrease of $10.0 million in salaries, wages and benefits from 1998 to 1999 is primarily attributable to a decrease of $9.7 million due to the sale and closure of the Company's psychiatric inpatient facilities, managed care operations and other non-youth services business. The Company experienced an increase of $2.0 million in salaries, wages and benefits in its Retained Assets and a decrease of $2.3 million in salaries, wages and benefits at its corporate office. The increase in salaries, wages and benefits from its Retained Assets was primarily a result of (i) an increase of $0.5 million due to the opening of the Company's new facility in Dothan, Alabama, (ii) an increase of $0.4 million due to the start-up of the Company's Puerto Rico operations and (iii) an increase of $1.1 million in the Company's other youth services facilities due primarily to an increase in total census between periods. The decrease of $2.3 million in corporate office salaries, wages and benefits was directly attributable to the termination of employees in connection with the Company's change in strategic direction.

         Other operating expenses decreased from $12.8 million in the quarter ended June 30, 1998 to $6.3 million in the quarter ended June 30, 1999. The decrease of $6.5 million in other operating expenses from 1998 to 1999 is primarily attributable to a decrease of approximately $6.0 million due to the sale and closure of the Company's psychiatric inpatient facilities, managed care operations and other non-youth services business. The Company also had a decrease of approximately $0.5 million in other operating expenses relating to its corporate office. The decrease in corporate office other operating expense is primarily attributable to the Company's previously mentioned restructuring efforts.

         Managed care patient costs were $3.0 million in the quarter ended June 30, 1998. The Company did not incur similar costs during the quarter ended June 30, 1999 due to the sale of the Company's wholly owned managed behavioral health care business on June 2, 1998.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES



         The provision for doubtful accounts decreased from $1.6 million in the quarter ended June 30, 1998 to $0.5 million in the quarter ended June 30, 1999. The decrease is primarily attributable to the sale and closure of the Company's psychiatric inpatient facilities, managed care operations and other non-youth services business.

         Depreciation and amortization expense decreased from $0.8 million in the quarter ended June 30, 1998 to $0.6 million in the quarter ended June 30, 1999 primarily due to the sale and closure of the Company's psychiatric inpatient facilities, managed care operations and other non-youth services business.

         During the quarter ended June 30, 1998, in connection with the Company's change in strategic direction, the Company decided to close or sell certain operations that were identified as not compatible with the Company's future operating plans. Accordingly, the carrying values of these facilities/operations were compared to selling values or, if selling values were not available, to discounted cash flows, resulting in an aggregate non-cash asset impairment charge of $0.2 million. The asset impairment charges were recorded during the quarter ended June 30, 1998.

         Investment income and other increased by $0.1 million from the three months ended June 30, 1998 to the three months ended June 30, 1999. The increase is primarily due to the recognition of interest income on a note receivable from the sale of one of the Company's psychiatric hospitals.

         Interest and other financing charges decreased from $1.7 million in the quarter ended June 30, 1998 to $0.3 million in the quarter ended June 30, 1999. The decrease in interest and other financing charges is primarily due to a decrease in the Company's average outstanding borrowings between periods as a result of the partial prepayment of indebtedness with proceeds from the aforementioned asset sales.

         During the quarter ended June 30, 1998, the Company recorded losses of approximately $12.5 million related to the sale of its managed care operations and its Three Rivers and Greenbrier facilities. These amounts are reflected as losses related to asset sales and closed businesses in the accompanying consolidated statement of operations.

         The Company recorded a $0.1 million provision for income taxes in the quarter ended June 30, 1999 and a $0.6 million provision for income taxes in the quarter ended June 30, 1998. The provision for income taxes for the quarter ended June 30, 1999 was recorded at an effective tax rate significantly less than the statutory tax rate due to significant net operating loss carryovers. The provision for income taxes for the quarter ended June 30, 1998 is primarily related to the sale of the Company's managed care operations on June 2, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Total revenues decreased from $77.7 million in the six months ended June 30, 1998 to $38.7 million in the six months ended June 30, 1999. The decrease of $39.0 million in revenues from 1998 to 1999 is primarily attributable to a decrease of $45.7 million in revenues due to the sale and closure of the Company's psychiatric inpatient facilities, managed care operations and other non-youth services business. The Company experienced an increase of $6.7 million in revenues from its Retained Assets primarily as a result of (i) an increase in revenues of $1.2 million from a new contract in Puerto Rico which began in May 1998, (ii) an increase in revenues of $1.5 million generated by the Company's new facility located in Dothan, Alabama which began operations in June 1998, (iii) an increase in revenues of $1.4 million from two new contracts in the Gulf Coast Treatment Center and (iv) an increase in revenues in the Company's other Retained Assets of approximately $2.6 million primarily due to an increase in total census between periods.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES




         Total salaries, wages and benefits decreased from $43.1 million in the six months ended June 30, 1998 to $23.0 million in the six months ended June 30, 1999. The decrease of $20.1 million in salaries, wages and benefits from 1998 to 1999 is primarily attributable to a decrease of $20.5 million due to the sale and closure of the Company's psychiatric inpatient facilities, managed care operations and other non-youth services business. The Company experienced an increase of $4.3 million in salaries, wages and benefits from its Retained Assets, and a decrease of $3.9 million in corporate office salaries, wages and benefits. The increase in salaries, wages and benefits from its Retained Assets was primarily a result of (i) an increase of $0.9 million due to the opening of the Company's new facility in Dothan, Alabama, (ii) an increase of $0.8 million due to the start-up of the Company's Puerto Rico operations, (iii) an increase of $2.6 million in the Company's other youth services facilities due primarily to an increase in total census between periods. The decrease of $3.9 million in corporate office salaries, wages and benefits was directly attributable to the termination of employees in connection with the Company's change in strategic direction.

         Other operating expenses decreased from $30.2 million in the six months ended June 30, 1998 to $12.5 million in the six months ended June 30, 1999. The decrease of $17.7 million in other operating expenses from 1998 to 1999 is primarily attributable to a decrease of $12.9 million due to the sale and closure of the Company's psychiatric inpatient facilities, managed care operations and other non-youth services business. The Company experienced an increase of $0.9 million in other operating expenses from its Retained Assets and a decrease of $5.7 million in its corporate office other operating expenses. The increase in other operating expenses in Retained Assets was primarily due to an increase in total census between periods. The decrease in corporate office other operating expenses was primarily attributable to the Company's previously mentioned restructuring efforts.

         Managed care patient costs were $5.4 million in the six months ended June 30, 1998. The Company did not incur similar costs during the six months ended June 30, 1999 due to the sale of its wholly owned managed behavioral health care business on June 2, 1998.

         The provision for doubtful accounts decreased from $4.5 million in the six months ended June 30, 1998 to $1.0 million in the six months ended June 30, 1999. The decrease is primarily attributable to the sale and closure of the Company's psychiatric inpatient facilities, managed care operations and other non-youth services business.

         Depreciation and amortization expense decreased from $2.4 million in the six months ended June 30, 1998 to $1.2 million in the six months ended June 30, 1999 primarily due to the sale and closure of the Company's psychiatric inpatient facilities, managed care operations and other non-youth services business.

         In connection with the Company's change in strategic direction, and in accordance with the accounting guidance available in Emerging Issues Task Force ("EITF") No. 94-3, during the six months ended June 30, 1998, the Company (i) initiated a restructuring of personnel at its corporate headquarters, including the identification and communication of severance arrangements with individual personnel, (ii) wrote off certain assets located within its corporate headquarters which were considered to have no future economic benefit and (iii) initiated the termination of certain contractual commitments which require future payments. These amounts, which in the aggregate totaled $3.9 million, are reflected as restructuring charges in the six months ended June 30, 1998.

         During the six months ended June 30, 1998, in connection with the Company's change in strategic direction, the Company decided to close or sell certain operations, including the operations and assets discussed above, that were identified as not compatible with the Company's future operating plans. Accordingly, the carrying values of these facilities/operations were compared to selling values or, if selling values were not available, to discounted future cash flows, resulting in an aggregate non-cash asset

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES




impairment charge of $16.0 million. The Company completed these sales in September 1998. Additionally, during the six months ended June 30, 1998, the Company wrote-off cost in excess of net asset value of purchased businesses of $0.7 million due to an asset impairment resulting from the change in strategic direction.

         Investment income and other increased by $1.6 million from the six months ended June 30, 1998 to the six months ended June 30, 1999. The increase is primarily a result of (i) a settlement awarded the Company in the amount of $0.7 million related to previously written-off accounts receivable at one of the Company's former behavioral health care facilities and (ii) a settlement awarded the Company in the amount of $0.8 million from a former possible purchaser of the Company's former HMO subsidiary.

         Interest and other financing charges decreased from $4.4 million in the six months ended June 30, 1998 to $0.6 million in the six months ended June 30, 1999. The decrease is primarily due to a decrease in the Company's average outstanding borrowings between periods as a result of the partial prepayment of indebtedness with proceeds from the aforementioned asset sales. In addition, during the six months ended June 30, 1998, the Company incurred an expense of $1.0 million for a non-refundable fee charged by a financial institution in connection with an amendment to the Company's previous credit facility.

         During the six months ended June 30, 1998, the Company recorded losses of approximately $12.5 million related to the sale of its managed care operations and its Three Rivers and Greenbrier facilities. These amounts are reflected as losses related to asset sales and closed businesses in the accompanying consolidated statement of operations.

         The Company recorded a $0.1 million provision for income taxes in the six months ended June 30, 1999. The provision for income taxes was recorded at an effective tax rate significantly less than the statutory tax rate due to significant net operating loss carryovers. The Company recorded a provision for income taxes in the six months ended June 30, 1998 of $10.0 million, which primarily represents a full valuation allowance on its previously recorded deferred tax assets. The realizability of these assets had been based on the implementation of tax planning strategies that contemplated the sales of certain appreciated property. In connection with the Company's change in strategic direction in the six months ended June 30, 1998, the Company determined that its tax planning strategies would not be realized and a full valuation allowance was considered necessary.

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

         While the estimated costs of Year 2000 are not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect. The total cost of the Year 2000 project is estimated at $0.5 million, primarily for the purchase of new software that will be capitalized. To date, the Company has incurred approximately $0.4 million related to the assessment of, and preliminary efforts on, developing its Year 2000 compliance project plan, purchase of new software and equipment, and installation of vendor upgrades.

         The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES




has completed the process of modifying, upgrading, and replacing major computers, software applications and related equipment that have been identified as adversely affected.

         In addition to computers and related systems, the operation of medical equipment, office and facilities equipment and other common services may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of remediating, the Year 2000 Problem on its office and facilities equipment. The Company has determined that affected systems do not include those used within the Company for individual care.

         The Company estimates the total remaining cost of $0.1 million to complete any required modifications, upgrades, or replacements of these internal systems will not have a material adverse effect on the Company's business or results of operations. This estimate is being monitored and will be revised, as additional information becomes available.

         The Company has initiated communications with its major suppliers to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of these suppliers. Thus, while the Company expected that it will be able to resolve any significant Year 2000 Problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these suppliers to resolve Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operations.

         Management believes that the most significant risk to the Company for the Year 2000 Problem is the effect such issues may have on third-party payers. News reports have indicated that various agencies of the federal government may have difficulty becoming Year 2000 compliant before the Year 2000. The Company has not yet undertaken to quantify the effects of such noncompliance or to determine whether such quantification is even possible. The Company has limited or no control over the actions of these third-party payers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with these payers, there can be no assurance that these payers will resolve any or all Year 2000 Problems with their systems before the occurrence of a material disruption to the business of the Company. Any failure of these third-party payers to resolve Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operations.

         The Company is currently testing all major computers, software, related equipment, office and facility equipment. The Company expects to correct any Year 2000 problems with its internal systems identified during testing prior to December 31, 1999. As of June 30, 1999, the Company has not identified any Year 2000 problems with the internal systems tested. Any Year 2000 problem encountered during the testing of internal systems could have a material adverse effect on the Company's financial condition and results of operations.

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

                         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999 and December 31, 1998, the Company had $(1.8) million and $(1.6) million, respectively, in working capital and

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES




$0.1 million and $1.5 million, respectively, in cash and cash equivalents. The Company's principal sources of liquidity as of June 30, 1999 and December 31, 1998 consisted primarily of the aforementioned cash and cash equivalents and accounts receivable of $11.1 million and $12.9 million, respectively.

         For the six months ended June 30, 1999, cash provided by operating activities was $0.7 million as compared to cash provided by operating activities of $1.6 million for the six months ended June 30, 1998. The decrease of $0.9 million during periods was primarily a result of payments made in connection with the sale of the Company's divested assets and payments made to third-party contractual agencies on cost report settlements.

         Cash used in investing activities was $1.7 million for the six months ended June 30, 1999 compared to cash provided by investing activities of $14.5 million for the six months ended June 30, 1998. The decrease is primarily due to the Company's sale of its managed behavioral health care business in June 1998 and a decrease in capital expenditures during the six months ended June 30, 1999 primarily as a result of the asset sales.

         The fluctuations in cash used in financing activities for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998 is primarily attributable to repayments of indebtedness of approximately $23.8 million offset by borrowings of approximately $8.2 million during the six months ended June 30, 1998.

         On October 30, 1998, the Company refinanced its then existing credit facility with proceeds from a credit facility consisting of term and revolving credit debt totaling $22.0 million (the "Senior Credit Facility").

         Under the terms of the Senior Credit Facility, the Company was provided with (i) a term loan of $8.0 million (the "Term Loan"), payable in 54 monthly installments ranging from $0.1 million to $0.2 million, beginning May 1, 1999, with a final installment of $1.0 million due October 30, 2003, (ii) a revolving credit facility (the "Revolver") for an amount up to the lesser of $8.0 million or the borrowing base of the Company's receivables (as defined in the agreement) and (iii) an acquisition loan (the "Acquisition Loan") commitment of up to $6.0 million, beginning March 1, 1999. As of August 2, 1999, $1.2 million had been drawn under the Revolver and no amounts had been drawn under the Acquisition Loan.

         Interest on the Term Loan and the Revolver varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.5% to 2.0% (9% at June 30, 1999), based on the Company's ratio of total indebtedness to EBITDA or (ii) a function of the Eurodollar rate plus a margin ranging from 2.0% to 3.5%, based on the Company's ratio of total indebtedness to EBITDA.

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

         The Senior Credit Facility requires that the Company meet certain covenants, including (i) the maintenance of certain fixed charge coverage, interest coverage and leverage ratios, (ii) the maintenance of certain proforma availability levels (as defined in the credit agreement) and (iii) a limitation on capital expenditures. The Senior Credit Facility also prohibits the payment of cash dividends to common stockholders of the Company until the Company's EBITDA (as defined in the credit agreement) exceeds $7.8 million.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES




         The Company failed to maintain the required fixed charge coverage, interest coverage and leverage ratios as of December 31, 1998. The Company's lender agreed to waive these requirements as of December 31, 1998. On March 19, 1999, the Company's Senior Credit Facility was amended (the "First Amendment"). The First Amendment provided for a change to the definitions for purposes of calculating the covenants in the future.

         On June 30, 1999, the Company's Senior Credit Facility was amended and restated to provide for the approval of the RHCL purchase (the "Second Amendment"). The Second Amendment prohibits the payment of the RHCL purchase price until the earlier to occur of certain events (as defined in the agreement) or September 1, 1999. The Second Amendment also provides for a $3.0 million reserve on the Revolver borrowing base until the occurence of certain events (as defined in the Second Amendment).

         The Company and its subsidiaries have pledged substantially all of their real property, receivables and other assets as collateral for the Senior Credit Facility.

         The Company's current cash requirements relate to its normal operating expenses and routine capital improvements at its youth service facilities, the expansion of its youth service business and the payment of liabilities associated with the sales of its Divested Assets.

         Management of the Company believes that it can meet its current cash requirements and future identifiable needs with internally generated funds from operations and the Senior Credit Facility.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

         The Company is party to certain claims, suits and complaints, including those matters described below, whether arising from the acts or omissions of its employees, providers or others, which arise in the ordinary course of business. The Company has established reserves at June 30, 1999 for the estimated amounts, which might be recovered from the Company as a result of all outstanding legal proceedings. In the opinion of management, the ultimate resolution of these pending legal proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

         In March 1997, a former executive vice president of the Company commenced arbitration and court proceedings against the Company in which he claims his employment was wrongfully terminated by the Company and seeks damages of approximately $2.3 million. On June 28, 1999, the arbitrator awarded the former executive vice president $0.7 million in damages and interest. Additionally, the Company is responsible for all fees and expenses incurred by the former executive vice president in connection with the claim. The Company had fully reserved for this contingency as of June 30, 1998.

         Prior to the merger with the Company, RMCI sold its subsidiary which, as a licensed HMO in Louisiana, Alabama and Mississippi, managed and provided prepaid healthcare services to its members. On September 29, 1997, RMCI received a demand for indemnification by the purchaser of this subsidiary in an amount totalling approximately $5.8 million. The Company intends to vigorously defend any proceedings, which may result from this matter. In addition, on September 30, 1997, the Company demanded indemnification from the purchaser for various matters in an amount exceeding $2.0 million.

         During fiscal 1996, the State of Louisiana requested repayment of disproportionate share

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES




payments received by two of the Company's Louisiana facilities in fiscal years 1995 and 1994 totaling approximately $5.5 million. The repayment requested related primarily to alleged overpayments received by a former facility of the Company. In connection with the alleged overpayment, during fiscal 1998, the State of Louisiana used $0.5 million in payments owed to one of the Company's Louisiana facilities and $5.0 million owed to RHCL to pay off the alleged overpayment. The Company has filed an administrative appeal with the State of Louisiana Department of Health and Hospitals Bureau of Appeals claiming that the monies were improperly used by the State of Louisiana. The Company believes that this matter may be settled for an amount less than Louisiana's initial request. The Company intends to vigorously contest any position by Louisiana, which it considers adverse.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              The Exhibits required to be filed as part of this Quarterly Report on Form 10-Q are as follows:

              Exhibit 2.16      Stock Purchase Agreement dated May 14, 1999 between the Company, Ramsay Hospital
                                Corporation of Louisiana, Inc. and Paul Ramsay Holdings Pty. Limited

              Exhibit 10.138    Second Amendment to Loan Agreement, Consent and Borrowing Base Change Notice
                                dated as of June 30, 1999 by and among the Company, certain subsidiaries of the
                                Company and Fleet Capital Corporation, as agent and lender

              Exhibit 11        Computation of Net Income (Loss) Per Share

              Exhibit 27        Financial Data Schedule

              Exhibit 99.5      Press Release dated August 5, 1999

         (b)  Current Reports on Form 8-K

              The Company filed a Current Report on Form 8-K dated May 21,
              1999 regarding a change in Registrant's Certifying Accountant.

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




Date:  August 2, 1999























21