Form 10-Q
period 1999-09-30
RAMSAY YOUTH SERVICES INC
filed 1999-11-12
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)
                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ].

         The number of shares of the Registrant's Common Stock outstanding as of November 1, 1999, follows:


           Common Stock, par value $0.01 per share - 9,086,191 shares

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX



                                                                                                   PAGE
                                                                                                   ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................................      1

Condensed consolidated balance sheets - September 30, 1999 (unaudited) and
         December 31, 1998.....................................................................      1

Condensed consolidated statements of operations - three and nine months ended
         September 30, 1999 and 1998 (unaudited)...............................................      3

Condensed consolidated statements of cash flows - nine months ended September 30,
         1999 and 1998 (unaudited).............................................................      4

Notes to condensed consolidated financial statements - September 30, 1999 (unaudited)..........      5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................................     10


PART II. OTHER INFORMATION

Item 5.  Other Information.....................................................................     15

Item 6.  Exhibits and Current Reports on Form 8-K..............................................     17

SIGNATURES.....................................................................................     18


                         PART I. FINANCIAL INFORMATION

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                       1999               1998
                                                                  ---------------    --------------
                                                                   (Unaudited)         (Note 1)
ASSETS

Current assets
    Cash and cash equivalents ................................      $    18,000      $ 1,478,000
     Accounts receivable, less allowances for doubtful
        accounts of $2,495,000 and $2,395,000 at September 30,
        1999 and December 31, 1998, respectively .............       12,470,000       12,859,000
    Amounts due from third-party contractual agencies ........        3,032,000        4,699,000
    Other receivables ........................................        6,208,000        6,854,000
    Other current assets .....................................        1,557,000        1,100,000
    Net assets held for sale .................................        2,547,000               --
                                                                    -----------      -----------
        Total current assets .................................       25,832,000       26,990,000


Other assets
   Cash held in trust ........................................        1,848,000        1,856,000
   Cost in excess of net asset value of purchased businesses .        1,519,000        1,792,000
   Other intangible assets ...................................          482,000          578,000
   Unamortized loan costs ....................................          923,000        1,041,000
   Net assets held for sale ..................................               --        2,044,000
                                                                    -----------      -----------
        Total other assets ...................................        4,772,000        7,311,000


Property and equipment
  Land .......................................................        2,761,000        2,721,000
  Buildings and improvements .................................       29,677,000       28,456,000
  Equipment, furniture and fixtures ..........................       12,402,000       12,148,000
                                                                    -----------      -----------
                                                                     44,840,000       43,325,000

  Less accumulated depreciation ..............................       18,075,000       16,998,000
                                                                    -----------      -----------
                                                                     26,765,000       26,327,000
                                                                    -----------      -----------

                                                                    $57,369,000      $60,628,000
                                                                    ===========      ===========


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     SEPTEMBER 30,        DECEMBER 31,
                                                                         1999                 1998
                                                                   ----------------     ----------------
                                                                      (Unaudited)           (Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable ...........................................      $   4,279,000       $   5,113,000
   Accrued salaries and wages .................................          2,940,000           2,533,000
   Other accrued liabilities ..................................          9,549,000          11,479,000
   Amounts due to third-party contractual agencies ............          5,626,000           7,565,000
   Due to affiliate ...........................................            600,000           1,200,000
   Current portion of long-term debt ..........................          1,039,000             675,000
                                                                     -------------       -------------
         Total current liabilities ............................         24,033,000          28,565,000

Noncurrent liabilities
   Other accrued liabilities ..................................          6,742,000          10,817,000
   Long-term debt, less current portion .......................         10,169,000           7,332,000

Commitments and contingencies

Stockholders' equity
   Common stock $.01 par value--authorized
       30,000,000 shares; issued 9,086,191 shares at September
       30, 1999 and 9,079,245 shares at December 31, 1998 .....             90,000              90,000
    Additional paid-in capital ................................        126,128,000         126,075,000
    Accumulated deficit .......................................       (105,894,000)       (108,352,000)
    Treasury stock--193,850 common shares at September 30, 1999
       and December 31, 1998, at cost .........................         (3,899,000)         (3,899,000)
                                                                     -------------       -------------
           Total stockholders' equity .........................         16,425,000          13,914,000
                                                                     -------------       -------------

                                                                     $  57,369,000       $  60,628,000
                                                                     =============       =============


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            QUARTER ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                            -----------------------------     -------------------------------
                                                               1999             1998              1999              1998
                                                            ------------    -------------     -------------     -------------
REVENUES .........................................      $ 20,413,000       $ 29,081,000       $ 59,230,000       $ 106,802,000

OPERATING EXPENSES:
  Salaries, wages and benefits ...................        12,462,000         17,162,000         35,474,000          60,298,000
  Other operating expenses .......................         6,227,000         10,232,000         18,699,000          45,775,000
  Provision for doubtful accounts ................           423,000          1,101,000          1,392,000           5,557,000
  Depreciation and amortization ..................           599,000            703,000          1,756,000           3,136,000
  Restructuring charges ..........................                --                 --                 --           3,927,000
  Asset impairment charges .......................                --                 --                 --          16,738,000
                                                        ------------       ------------       ------------       -------------
TOTAL OPERATING EXPENSES .........................        19,711,000         29,198,000         57,321,000         135,431,000
                                                        ------------       ------------       ------------       -------------

INCOME (LOSS) FROM OPERATIONS ....................           702,000           (117,000)         1,909,000         (28,629,000)

NON-OPERATING INCOME (EXPENSES):
  Other income ...................................                --          7,881,000          1,548,000           7,881,000
  Gain on sale of assets .........................                --          2,039,000                 --           2,039,000
  Interest and other financing charges ...........          (306,000)        (1,215,000)          (897,000)         (5,654,000)
  Losses related to asset sales and closed
    businesses ...................................               --                 --                 --         (12,483,000)
                                                        ------------       ------------       ------------       -------------
Total non-operating income (expense), net ........          (306,000)         8,705,000            651,000          (8,217,000)

INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM .............................           396,000          8,588,000          2,560,000         (36,846,000)
PROVISION FOR INCOME TAXES .......................                --          3,073,000            102,000          13,054,000
                                                        ------------       ------------       ------------       -------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ..........           396,000          5,515,000          2,458,000         (49,900,000)
EXTRAORDINARY ITEM:
  Loss from early extinguishment of debt .........                --           (888,000)                --          (1,636,000)
                                                        ------------       ------------       ------------       -------------

NET INCOME (LOSS) ................................      $    396,000       $  4,627,000       $  2,458,000       $ (51,536,000)
                                                        ============       ============       ============       =============

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
  BEFORE EXTRAORDINARY ITEM ......................      $    396,000       $  5,227,000       $  2,458,000       $ (50,747,000)
EXTRAORDINARY ITEM ...............................                --           (888,000)                --          (1,636,000)
                                                        ------------       ------------       ------------       -------------
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS       $    396,000       $  4,339,000       $  2,458,000       $ (52,383,000)
                                                        ============       ============       ============       =============

INCOME (LOSS) PER COMMON SHARE:
  Basic:
    Before extraordinary item ....................      $        .04       $       1.44       $        .28       $      (14.00)
    Extraordinary item:
      Loss from early extinguishment of debt .....                --              (0.24)                --               (0.45)
                                                        ------------       ------------       ------------       -------------
                                                        $        .04       $       1.20       $        .28       $      (14.45)
                                                        ============       ============       ============       =============
  Diluted:
    Before extraordinary item ....................      $        .04       $       1.32       $        .25       $      (12.82)
    Extraordinary item:
      Loss from early extinguishment of debt .....                --              (0.22)                --               (0.41)
                                                        ------------       ------------       ------------       -------------
                                                        $        .04       $       1.10       $        .25       $      (13.23)
                                                        ============       ============       ============       =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING:
  Basic ..........................................         8,890,000          3,624,000          8,889,000           3,624,000
                                                        ============       ============       ============       =============
  Diluted ........................................         9,105,000          3,957,000          9,729,000           3,957,000
                                                        ============       ============       ============       =============


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                    ----------------------------------
                                                                         1999               1998
                                                                    ---------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ............................................      $ 2,458,000       $(51,536,000)
    Adjustments to reconcile net income (loss) to net cash
        (used in) operating activities:
       Depreciation ..............................................        1,362,000          2,458,000
       Amortization, including loan costs ........................          575,000          1,282,000
       Provision for doubtful accounts ...........................        1,392,000          5,557,000
       Provision for deferred income taxes .......................               --         10,893,000
       Gain on sale of assets ....................................               --         (2,039,000)
       Loss from early extinguishment of debt ....................               --          1,636,000
       Asset impairment charges ..................................               --         16,738,000
       Losses related to asset sales and closed businesses .......               --         12,483,000
       Expenses paid with equity instruments .....................               --             23,000
       Change in operating assets and liabilities:
           Accounts receivable ...................................         (776,000)        (6,618,000)
           Other current assets ..................................        1,856,000            290,000
           Accounts payable ......................................         (834,000)          (358,000)
           Accrued salaries, wages and other accrued liabilities .       (5,598,000)         5,926,000
           Amounts due to third-party contractual agencies .......       (1,939,000)         2,775,000
                                                                        -----------       ------------
               Total adjustments .................................       (3,962,000)        51,046,000
                                                                        -----------       ------------
                   Net cash (used in) operating activities .......       (1,504,000)          (490,000)
                                                                        -----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of subsidiary and property and equipment ...               --         51,105,000
   Increase in net assets held for sale ..........................         (730,000)                --
   Expenditures for property and equipment .......................       (1,764,000)        (6,278,000)
   Other noncurrent assets .......................................          (24,000)          (857,000)
   Decrease (increase) in cash held in trust .....................            8,000         (1,005,000)
                                                                        -----------       ------------
                  Net cash (used in) provided by investing
                    activities....................................       (2,510,000)        42,965,000
                                                                        -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Loan costs ....................................................          (64,000)          (589,000)
   Amounts (paid to) received from affiliate .....................         (600,000)         5,000,000
   Net proceeds from exercise of stock options and stock purchases           29,000             38,000
   Borrowings ....................................................        3,592,000          7,796,000
   Payments on debt ..............................................         (427,000)       (48,488,000)
   Refunded registration costs ...................................           60,000                 --
   Registration costs ............................................          (36,000)                --
   Payment of preferred stock dividends ..........................               --           (169,000)
   Redemption of preferred stock .................................               --         (2,625,000)
                                                                        -----------       ------------
                Net cash provided by (used in) financing
                  activities......................................        2,554,000        (39,037,000)
                                                                        -----------       ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .............       (1,460,000)         3,438,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................        1,478,000          2,926,000
                                                                        ===========       ============
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................      $    18,000       $  6,364,000
                                                                        ===========       ============


CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized) ..........................      $   689,000       $  5,203,000
                                                                        ===========       ============
   Income taxes ..................................................      $   421,000       $    608,000
                                                                        ===========       ============


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 1999


NOTE 1 - BASIS OF PRESENTATION

         Ramsay Youth Services, Inc. and its subsidiaries (the "Company") is a leading quality provider and manager of diversified education, treatment and community based programs and services for at-risk and troubled youth in residential and non-residential settings nationwide. The Company offers its full spectrum of education and treatment programs and services through schools, residential facilities and service contracts located in Alabama, Florida, Missouri, Michigan, Nevada, North Carolina, South Carolina, Utah and the Commonwealth of Puerto Rico.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are, unless otherwise discussed in this report, of a normal recurring nature and have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the six months ended December 31, 1998.

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

         Certain reclassifications have been made to the prior year financial statements to conform to the fiscal 1999 presentation.

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

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES



         On June 2, 1998, the Company sold FPM Behavioral Health, Inc. ("FPM"), its wholly-owned managed behavioral health care business, for a cash purchase price of $20,000,000, subject to certain future potential purchase price adjustments. During the nine months ended September 30, 1999, the Company paid $2,423,000 in purchase price adjustments relating to the FPM sale effectively reducing the FPM purchase price to $17,577,000. Management had fully reserved for this contingency as of December 31, 1998 and does not expect any future purchase price adjustments relating to the FPM sale.

         On September 28, 1998, the Company completed the sale of its management contract services division and behavioral health care facilities in Conway, South Carolina, Houma, Louisiana, Mesa, Arizona and DeSoto, Texas for a cash purchase price of $13,500,000, subject to certain future potential purchase price adjustments. During the nine months ended September 30, 1999, the Company agreed to pay $652,000 in purchase price adjustments relating to the sale, effectively reducing the purchase price to $12,848,000. As of September 30, 1999, the Company had paid $376,000 of the purchase price adjustment. The Company expects to pay the remaining $276,000 by December 31, 1999. Management had fully reserved for this contingency as of December 31, 1998 and does not expect any future purchase price adjustments relating to this sale.

         On September 30, 1998, the Company completed the sale of its behavioral health care facility in Morgantown, West Virginia for a cash purchase price of $14,800,000, subject to certain future potential purchase price adjustments. During the nine months ended September 30, 1999, the Company paid $185,000 in purchase price adjustments relating to the sale, effectively reducing the purchase price to $14,615,000. The Company had fully reserved for this contingency as of December 31, 1998 and does not expect any future purchase price adjustments relating to this sale.

         The assets and liabilities relating to the Company's medical subacute and behavioral healthcare facilities in San Antonio, Texas and its facility in Palm Bay, Florida are reflected in the accompanying consolidated balance sheet as net assets held for sale at September 30, 1999. The following is a summary of these assets and liabilities:

             Accounts receivable, net                 $1,429,000
             Other receivables                           216,000
             Other current assets                        136,000
             Property and equipment                    3,744,000
             Less:  accumulated depreciation            (723,000)
             Less:  valuation allowance               (1,159,000)
             Accounts payable                           (699,000)
             Accrued salaries and wages                 (302,000)
             Other accrued liabilities                   (95,000)
                                                   --------------
                Total                                 $2,547,000
                                                   ==============

         For the nine months ended September 30, 1999, revenues and net income before taxes for the aforementioned assets totaled approximately $7,908,000 and $169,000, respectively. For the quarter ended September 30, 1999, revenues and net income before taxes for the aforementioned assets totaled approximately $2,697,000 and $83,000, respectively.

NOTE 3 - TRANSACTIONS WITH AFFILIATES

         As mentioned previously, on June 30, 1999, the Company acquired all of the issued and outstanding shares of common stock of RHCL, a holding company in liquidation whose principal asset consists of a receivable from the State of Louisiana (see Part II. Other Information, Item 5.). The purchase price of $700,000 is equal to the net book value of RHCL on the date of the acquisition. The transaction was accounted for in a manner similar to the pooling-of-interest method. The Company has paid $100,000 of the purchase price as of September 30, 1999 and expects to pay the remaining $600,000 during the fiscal year ended December 31, 2000.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


         RHCL had no revenues or net income during the three or nine months ended September 30, 1999. During the three and nine months ended September 30, 1998, RHCL had net income of $4,808,000 on net non-operating revenues of $7,881,000. Prior to the combination, the Company had a net loss of $181,000 on revenues of $29,081,000 for the quarter ended September 30, 1998 and a net loss of $56,344,000 on revenues of $106,802,000 for the nine months ended September 30, 1998.

NOTE 4 - BORROWINGS

         The Company's long-term debt at September 30, 1999 is as follows:

              Variable rate Term Loan                       $7,583,000
              Revolver, due October 30, 2003                 2,851,000
              Acquisition loan, due October 30, 2003           740,000
              Other                                             34,000
                                                        ---------------
                                                            11,208,000
              Less current portion                           1,039,000
                                                        ---------------
                                                           $10,169,000
                                                        ===============

         On October 30, 1998, the Company refinanced its existing credit facilities with proceeds from a credit facility consisting of term and revolving credit debt of $22,000,000 (the "Senior Credit Facility").

         Under the terms of the Senior Credit Facility, the Company was provided with (i) a term loan of $8,000,000 (the "Term Loan"), payable in 54 monthly installments ranging from $83,000 to $208,000, beginning May 1, 1999, with a final installment of $1,000,000 due on October 30, 2003, (ii) a revolving credit facility (the "Revolver") for an amount up to the lesser of $8,000,000 or the borrowing base of the Company's receivables (as defined in the agreement) and (iii) an acquisition loan (the "Acquisition Loan") commitment of up to $6,000,000 beginning March 1, 1999. As of November 2, 1999, approximately $3,180,000 had been drawn under the Revolver and $740,000 had been drawn under the Acquisition Loan.

         Interest on the Term Loan and the Revolver varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.5% to 2.0% (9.25% at September 30, 1999), based on the Company's ratio of total indebtedness to EBITDA or (ii) a function of the Eurodollar rate plus a margin ranging from 2.0% to 3.5%, based on the Company's ratio of total indebtedness to EBITDA.

         Interest on the Acquisition Loan varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.75% to 2.25% (9.5% at September 30, 1999), based on the Company's ratio of total indebtedness to EBITDA or (ii) a function of the Eurodollar rate plus a margin ranging from 2.25% to 3.75%, based on the Company's ratio of total indebtedness to EBITDA.

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

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


         On June 30, 1999, the Company's Senior Credit Facility was amended and restated to provide for the approval of the RHCL purchase (the "Second Amendment"). The Second Amendment prohibits the payment of the RHCL purchase price until the earlier to occur of certain events (as defined in the agreement) or September 1, 1999. The Second Amendment also provides for a $3,000,000 reserve on the Revolver borrowing base until the occurrence of certain events (as defined in the Second Amendment).

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

         In August 1997, the Company leased its Meadowlake facility in Oklahoma to an independent healthcare provider for an initial term of three years, with four three-year renewal options. Lease payments during the initial term total $360,000 per year and at each renewal option are subject to adjustment based on the change in the consumer price index during the preceding lease period. In accordance with the terms of the lease agreement, the tenant is responsible for all costs of ownership, including taxes, insurance, maintenance and repairs. In addition, the tenant has the option to purchase the facility at any time during the initial term for $3,000,000, less $15,417 for each month of occupancy. Subsequent to the initial term, the tenant has the option to purchase the facility at any time for $2,500,000. The book value of the facility was $2,057,000 on September 30, 1999.

         In April 1995, the Company sold and leased back the land, buildings and fixed equipment of its Mission Vista facility in San Antonio, Texas. The lease has a primary term of 15 years (with three successive renewal options of 5 years each) and at September 30, 1999 had aggregate annual minimum rentals of approximately $549,000, payable monthly.

         The Company leases office space for various other purposes over terms ranging from one to five years. Annual rent expense related to noncancellable operating leases totals approximately $600,000.

NOTE 6 - INCOME TAXES

         Income taxes are accounted for in accordance with SFAS No. 109. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 1999, the Company had net operating loss carryovers of approximately $39,222,000 and alternative minimum tax credit carryovers of approximately $1,139,000 available to reduce future federal income taxes, subject to certain annual limitations. The net operating loss carryovers expire in the years 2000 through 2018.

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

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


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

NOTE 7 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                 QUARTER ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                                 ----------------------------    ---------------------------------
                                                                    1999            1998               1999             1998
                                                                 ------------    ------------       ------------    --------------
                                                                 (unaudited)     (unaudited)        (unaudited)      (unaudited)
Numerator:
Net income (loss) before extraordinary item,
  as reported................................................    $   396,000       $5,515,000      $  2,458,000       $(49,900,000)
Dividends, Class B convertible preferred stock,
  Series C...................................................             --           91,000                --            271,000
Dividends, Class B convertible preferred stock,
  Series 1996................................................             --           38,000                --            112,000
Dividends, Class B convertible redeemable preferred
  stock, Series 1997.........................................             --           69,000                --            194,000
Dividends, Class B redeemable preferred stock,
  Series 1997-A..............................................             --           90,000                --            270,000
                                                                 -----------       ----------      ------------       ------------
  Numerator for basic earnings (loss) per share - income
    (loss) attributable to common stockholders, before
    extraordinary item.......................................        396,000        5,227,000         2,458,000        (50,747,000)

Effect of dilutive securities ...............................             --               --                --                 --
                                                                 -----------       ----------      ------------       ------------

  Numerator for diluted earnings (loss) per share - income
    (loss) attributable to common stockholders after
    assumed conversions......................................    $   396,000       $5,227,000      $  2,458,000       $(50,747,000)
                                                                 ===========       ==========      ============       ============

Denominator:

Denominator for basic earnings (loss) per share -
  weighted-average shares....................................      8,890,000        3,624,000         8,889,000          3,624,000

Effect of dilutive securities:
  Employee stock options and warrants .......................        215,000          333,000           840,000            333,000
                                                                 -----------       ----------      ------------       ------------
Dilutive potential common shares ............................        215,000          333,000           840,000            333,000
                                                                 -----------       ----------      ------------       ------------
Denominator for diluted earnings (loss) per share -
  adjusted weighted-average shares and assumed conversions...      9,105,000        3,957,000         9,729,000          3,957,000
                                                                 ===========       ==========      ============       ============

Basic earnings (loss) per share, before extraordinary item...    $       .04       $     1.44      $        .28       $     (14.00)
Extraordinary item ..........................................             --            (0.24)               --              (0.45)
                                                                 ===========       ==========      ============       ============
Basic earnings (loss) per share .............................    $       .04       $     1.20      $        .28       $     (14.45)
                                                                 ===========       ==========      ============       ============

Diluted earnings (loss) per share before extraordinary item..    $       .04       $     1.32      $        .25       $     (12.82)
Extraordinary item ..........................................             --            (0.22)               --              (0.41)
                                                                 ===========       ==========      ============       ============
Diluted earnings (loss) per share ...........................    $       .04       $     1.10      $        .25       $     (13.23)
                                                                 ===========       ==========      ============       ============

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On February 19, 1998, the Company announced a change in strategic direction in order to focus on becoming a leader in the at-risk youth industry. To that end, management identified for divestiture those businesses and facilities, which were not essential to its strategic objectives in the youth services field. In June 1998, the Company sold its behavioral managed care business and in September 1998, the Company completed the sales of non-strategic inpatient psychiatric hospitals (the "Divested Assets"). The net proceeds for these divestitures were applied to reduce indebtedness and to redeem preferred stock, all held by an unaffiliated financial institution. The remaining business (the "Retained Assets") represents the Company's youth services operations and is comprised of nine youth facilities, ten group homes and schools. The Company also provides a range of outpatient services and day treatment programs tailored for the at-risk and troubled youth population.

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

         Total revenues decreased from $29.1 million in the quarter ended September 30, 1998 to $20.4 million in the quarter ended September 30, 1999. The decrease of $8.7 million in revenues is primarily attributable to a decrease of $11.8 million in revenues due to the sale and closure of the Company's Divested Assets. The Company also experienced an increase of $3.1 million in revenues from its Retained Assets primarily as a result of (i) an increase in revenues of $0.6 million generated by the Company's facility located in Dothan, Alabama which began operations in June 1998, (ii) an increase in revenues of $0.6 million at the Company's facility located in Ft. Walton Beach, Florida primarily as a result of new contracts awarded to the Company, (iii) revenues of $0.1 million as a result of the Company's operations in Bayamon, Puerto Rico which opened in September 1999 and (iv) an increase in revenues of approximately $1.8 million in the Company's other Retained Assets due primarily to an increase in total census of 8% between periods (from 41,324 days during the quarter ended September 30, 1998 to 44,798 days during the quarter ended September 30, 1999).

         Total salaries, wages and benefits decreased from $17.2 million in the quarter ended September 30, 1998 to $12.5 million in the quarter ended September 30, 1999. The decrease of $4.7 million in salaries, wages and benefits is primarily attributable to a decrease of $6.8 million due to the sale and closure of the Company's Divested Assets. The Company also experienced an increase of $2.1 million in salaries, wages and benefits from its Retained Assets primarily as a result of (i) an increase in salaries, wages and benefits of $0.2 million at the Company's facility in Dothan, Alabama which began operations in June 1998, (ii) an increase in salaries, wages and benefits of $0.1 million at the Company's facility located in Ft. Walton Beach, Florida primarily as a result of new contracts awarded to the Company, (iii) an increase in salaries, wages and benefits of $0.4 million as a result of the Company's operations in Bayamon, Puerto Rico which opened in September 1999, and (iv) an increase in salaries, wages and benefits of $1.4 million in the Company's other Retained Assets due primarily to an increase in total census of 8% between periods (from 41,324 days during the quarter ended September 30, 1998 to 44,798 days during the quarter ended September 30, 1999).

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


         Other operating expenses decreased from $10.2 million in the quarter ended September 30, 1998 to $6.2 million in the quarter ended September 30, 1999. The decrease of $4.0 million in other operating expenses is primarily attributable to a decrease of approximately $4.4 million due to the sale and closure of the Company's Divested Assets. The Company also experienced an increase of $0.4 million in its Retained Assets primarily as a result of (i) an increase in other operating expenses of $0.1 million generated by the Company's facility located in Dothan, Alabama which began operations in June 1998, (ii) an increase in other operating expenses of $0.1 million at the Company's facility located in Ft. Walton Beach, Florida primarily as a result of new contracts awarded to the Company, (iii) other operating expenses of $0.1 million from the Company's operations in Bayamon, Puerto Rico which began operations in September 1999, (iv) a decrease in corporate office overhead of $0.4 million due to the Company's restructuring efforts and (v) an increase in other operating expenses of $0.5 million in the Company's other Retained Assets due primarily to an increase in total census of 8% between periods (from 41,324 days during the quarter ended September 30, 1998 to 44,798 days during the quarter ended September 30, 1999).

         The provision for doubtful accounts decreased from $1.1 million in the quarter ended September 30, 1998 to $0.4 million in the quarter ended September 30, 1999. The decrease is primarily attributable to the sale and closure of the Company's Divested Assets.

         Depreciation and amortization expense decreased from $0.7 million in the quarter ended September 30, 1998 to $0.6 million in the quarter ended September 30, 1999. The lack of significant decrease during the periods is primarily due to the curtailment of depreciation expense on Divested Assets during the period in which they were held for sale.

         During the quarter ended September 30, 1998, the Company recorded approximately $7.9 million in other income primarily related to settlement of amounts due from third party contractual agencies to RHCL (see Part I. Financial Statements, Note 3).

         On September 30, 1998, the Company completed its previously announced sale of its behavioral health care facility in Morgantown, West Virginia. The Company realized a gain on this transaction of $2.0 million.

         Interest and other financing charges decreased from $1.2 million in the quarter ended September 30, 1998 to $0.3 million in the quarter ended September 30, 1999. The decrease in interest and other financing charges is primarily due to a decrease in the Company's average outstanding borrowings between periods as a result of the partial prepayment of indebtedness with proceeds from the aforementioned asset sales.

         The Company recorded a $3.1 million provision for income taxes in the quarter ended September 30, 1998 relating to the previously mentioned other non-operating income of $7.9 million. No provision for income taxes was recorded for the quarter ended September 30, 1999 due to significant net operating loss carryovers.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Total revenues decreased from $106.8 million in the nine months ended September 30, 1998 to $59.2 million in the nine months ended September 30, 1999. The decrease of $47.6 million in revenues is primarily attributable to a decrease of $57.2 million in revenues due to the sale and closure of the Company's Divested Assets. The Company also experienced an increase of $9.6 million in revenues from its Retained Assets primarily as a result of (i) an increase in revenues of $2.1 million generated by the Company's facility located in Dothan, Alabama which began operations in June 1998, (ii) an increase in revenues of $2.0 million from the Company's facility located in Ft. Walton Beach, Florida primarily as a result of new contracts awarded to the Company, (iii) an increase in revenues of $0.1 million as a result of the Company's operations in Bayamon, Puerto Rico which began operations in September 1999 and (iv) an increase in revenues of approximately $5.4 million in the Company's other Retained Assets primarily due to an increase in total census of 5% between periods (from 124,705 days during the nine months ended September 30, 1998 to 130,445 days during the nine months ended September 30,
1999).

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


         Total salaries, wages and benefits decreased from $60.3 million in the nine months ended September 30, 1998 to $35.5 million in the nine months ended September 30, 1999. The decrease of $24.8 million in salaries, wages and benefits is primarily attributable to a decrease of $27.2 million due to the sale and closure of the Company's Divested Assets. The Company also experienced an increase of $2.4 million in salaries, wages and benefits from its Retained Assets primarily as a result of (i) an increase in salaries, wages and benefits of $1.0 million at the Company's facility located in Dothan, Alabama which began operations in June 1998, (ii) an increase in salaries, wages and benefits of $0.2 million at the Company's facility located in Ft. Walton Beach, Florida primarily as a result of new contracts awarded to the Company, (iii) an increase in salaries, wages and benefits of $0.4 million as a result of the Company's operations in Bayamon, Puerto Rico which began operations in September 1999, (iv) a decrease in corporate office salaries, wages and benefits of $3.9 million due to the Company's restructuring efforts and (v) an increase of $4.7 million in the Company's other Retained Assets primarily due to an increase in total census of 5% between periods (from 124,705 days during the nine months ended September 30, 1998 to 130,445 days during the nine months ended September 30, 1999).

         Other operating expenses decreased from $45.8 million in the nine months ended September 30, 1998 to $18.7 million in the nine months ended September 30, 1999. The decrease of $27.1 million in other operating expenses is primarily attributable to a decrease of $22.6 million due to the sale and closure of the Company's Divested Assets. The Company also experienced a decrease of $4.5 million in other operating expenses from its Retained Assets primarily as a result of (i) an increase in other operating expenses of $0.2 million at the Company's facility located in Dothan, Alabama which began operations in June 1998, (ii) an increase in other operating expenses of $0.1 million at the Company's facility located in Ft. Walton Beach, Florida as a result of new contracts awarded to the Company, (iii) an increase in other operating expenses of $0.1 million as a result of the Company's operations in Bayamon, Puerto Rico which began operations in September 1999, (iv) a decrease in corporate office overhead of $6.1 million due to the Company's restructuring efforts and (v) an increase in other operating expenses of $1.2 million in the Company's other Retained Assets due primarily to an increase in total census of 5% between periods (from 124,705 days during the nine months ended September 30, 1998 to 130,445 days during the nine months ended September 30, 1999).

         The provision for doubtful accounts decreased from $5.6 million in the nine months ended September 30, 1998 to $1.4 million in the nine months ended September 30, 1999. The decrease is primarily attributable to the sale and closure of the Company's Divested Assets.

         Depreciation and amortization expense decreased from $3.1 million in the nine months ended September 30, 1998 to $1.8 million in the nine months ended September 30, 1999 primarily due to the sale and closure of the Company's Divested Assets.

         In connection with the Company's change in strategic direction, and in accordance with the accounting guidance available in Emerging Issues Task Force ("EITF") No. 94-3, during the nine months ended September 30, 1998, the Company
(i) initiated a restructuring of personnel at its corporate headquarters, including the identification and communication of severance arrangements with individual personnel, (ii) wrote-off certain assets located within its corporate headquarters which were considered to have no future economic benefit and (iii) initiated the termination of certain contractual commitments which require future payments. These amounts, which in the aggregate totaled $3.9 million, are reflected as restructuring charges in the nine months ended September 30, 1998.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


         During the nine months ended September 30, 1998, in connection with the Company's change in strategic direction, the Company decided to close or sell certain operations, including the operations and assets discussed above, that were identified as not compatible with the Company's future operating plans. Accordingly, the carrying values of these facilities/operations were compared to selling values or, if selling values were not available, to discounted future cash flows, resulting in an aggregate non-cash asset impairment charge of $16.0 million. The Company completed these sales in September 1998. Additionally, during the nine months ended September 30, 1998, the Company wrote-off cost in excess of net asset value of purchased businesses of $0.7 million due to an asset impairment resulting from the change in strategic direction.

         Other income for the nine months ended September 30, 1999 is primarily a result of two favorable non-recurring settlements totaling approximately $1.5 million. As previously mentioned, during the nine months ended September 30, 1998, the Company recorded approximately $7.9 million in other income primarily related to settlement of amounts due from third party contractual agencies to RHCL (see Part I. Financial Statements, Note 3).

         On September 30, 1998, the Company completed its previously announced sale of its behavioral health care facility in Morgantown, West Virginia. The Company realized a gain on this transaction of $2.0 million.

         Interest and other financing charges decreased from $5.7 million in the nine months ended September 30, 1998 to $0.9 million in the nine months ended September 30, 1999. The decrease is primarily due to a decrease in the Company's average outstanding borrowings between periods as a result of the partial prepayment of indebtedness with proceeds from the aforementioned asset sales. In addition, during the nine months ended September 30, 1998, the Company incurred an expense of $1.0 million for a non-refundable fee charged by a financial institution in connection with an amendment to the Company's previous credit facility.

         During the nine months ended September 30, 1998, the Company recorded losses of approximately $12.5 million related to the sale of its managed care operations and its Three Rivers and Greenbrier facilities. These amounts are reflected as losses related to asset sales and closed businesses in the accompanying consolidated statement of operations.

         The Company recorded a $0.1 million provision for income taxes in the nine months ended September 30, 1999. The provision for income taxes was recorded at an effective tax rate significantly less than the statutory tax rate due to significant net operating loss carryovers. The Company recorded a provision for income taxes in the nine months ended September 30, 1998 of $13.1 million. Approximately $10.0 million of the provision was for a full valuation allowance on its previously recorded deferred tax assets. The realizability of these assets had been based on the implementation of tax planning strategies that contemplated the sales of certain appreciated property. In connection with the Company's change in strategic direction in the nine months ended September 30, 1998, the Company determined that its tax planning strategies would not be realized and a full valuation allowance was considered necessary. Additionally, the Company recorded a $3.1 million provision for income taxes in the quarter ended September 30, 1998 in connection with the previously mentioned $7.9 million of non-operating income.

IMPACT OF YEAR 2000

         As is more fully described in the Company's Transition Report on Form 10-K for the six months ended December 31, 1998, the Company determined that it was necessary to modify or replace portions of its software as well as certain hardware to enable continued operations beyond December 31, 1999.

         As of November 1, 1999, the Company has completed the necessary upgrades of its software, and of certain portions of its hardware and equipment so that its systems and equipment will function properly with respect to dates in the year 2000 and thereafter. The Company has tested all major computers, software, related equipment, office and facility equipment. The Company expects to correct any Year 2000 problems with its internal systems identified during testing prior to December 31, 1999. As of September 30, 1999, the Company has not identified any Year 2000 problems with the internal systems tested. Any Year 2000 problem encountered during the testing of internal systems could have a material adverse effect on the Company's business, financial condition and results of operations.

         The total cost of the Year 2000 project is estimated at $0.6 million. To date, the Company has incurred approximately $0.5 million related to the assessment and development of its Year 2000 compliance project plan, purchase of new software and equipment and installation of vendor upgrades.

         In addition to computers and related systems, the operation of medical equipment, office and facilities equipment and other common services may be affected by the Year 2000 problem. The Company believes its office and facilities equipment to be Year 2000 compliant. Additionally, the Company has determined that affected systems do not include those used within the Company for individual care.

         The Company has initiated communications with its major suppliers to identify and, to the extent possible, to resolve issues involving the Year 2000 problem. However, the Company has limited or no control over the actions of these suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 problems with the Company or any of its customers. Any failure of these suppliers to resolve Year 2000 problems with their systems by December 31, 1999 could have a material adverse effect on the Company's business, financial condition and results of operations.

         Management believes that the most significant risk to the Company for the Year 2000 problem is the effect such issues may have on third-party payers. News reports continue to indicate that various agencies of the federal government may have difficulty becoming Year 2000 compliant before the Year 2000. The Company does not believe that the quantification of such noncompliance is possible. The Company has limited or no control over the actions of these third-party payers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 problems with these payers, there can be no assurance that these payers will resolve any or all Year 2000 problems with their systems before the occurrence of a material disruption to the business of the Company. Any failure of these third-party payers to resolve Year 2000 problems with their systems by December 31, 1999 could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company believes that its most likely worst case Year 2000 scenario is that some of its material third party payers will not be Year 2000 compliant and will have difficulty processing and paying the Company's bills, which could affect the Company's cash flows. Management believes that cash requirement issues arising as a result of the Year 2000 problem can be met through its Senior Credit Facility or by obtaining debt or equity capital through other sources.

                  The Company's operating results could be materially impacted if the systems and equipment of other companies on which it relies are not compliant by December 31, 1999.

                        LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999 the Company had $1.8 million in working capital compared to $(1.6) million in working capital at December 31, 1998. The Company's principal source of liquidity as of September 30, 1999 consisted primarily of accounts receivable of $12.5 million. The Company's principal sources of liquidity as of December 31, 1998 consisted primarily of cash and cash equivalents of $1.5 million and accounts receivable of $12.9 million.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


         For the nine months ended September 30, 1999, cash used in operating activities was $1.5 million on net income of $2.5 million as compared to cash used in operating activities of $0.5 million for the nine months ended September 30, 1998 on a net loss of $51.5 million. The decrease of $1.0 million during periods was primarily a result of payments made during the nine months ended September 30, 1999 in connection with the sale of the Company's Divested Assets.

         Cash used in investing activities was $2.5 million for the nine months ended September 30, 1999 compared to cash provided by investing activities of $42.9 million for the nine months ended September 30, 1998. The decrease is primarily due to the Company's sale of its Divested Assets during the nine months ended September 30, 1998 offset by a decrease in capital expenditures during the nine months ended September 30, 1999 primarily as a result of the asset sales.

         The fluctuations in cash used in financing activities for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998 is primarily attributable to repayments of indebtedness of approximately $48.5 million and the redemption of $2.5 million in preferred stock offset by borrowings of approximately $12.8 million during the nine months ended September 30, 1998.

         On October 30, 1998, the Company refinanced its then existing credit facility with proceeds from a credit facility consisting of term and revolving credit debt totaling $22.0 million (the "Senior Credit Facility").

         Under the terms of the Senior Credit Facility, the Company was provided with (i) a term loan of $8.0 million (the "Term Loan"), payable in 54 monthly installments ranging from $0.1 million to $0.2 million, beginning May 1, 1999, with a final installment of $1.0 million due October 30, 2003, (ii) a revolving credit facility (the "Revolver") for an amount up to the lesser of $8.0 million or the borrowing base of the Company's receivables (as defined in the agreement) and (iii) an acquisition loan (the "Acquisition Loan") commitment of up to $6.0 million, beginning March 1, 1999. As of November 1, 1999, $3.2 million had been drawn under the Revolver and $0.7 million had been drawn under the Acquisition Loan.

         Interest on the Term Loan and the Revolver varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.5% to 2.0% (9.25% at September 30, 1999), based on the Company's ratio of total indebtedness to EBITDA or (ii) a function of the Eurodollar rate plus a margin ranging from 2.0% to 3.5%, based on the Company's ratio of total indebtedness to EBITDA.

         Interest on the Acquisition Loan varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.75% to 2.25% (9.5% at September 30, 1999), based on the Company's ratio of total indebtedness to EBITDA or (ii) a function of the Eurodollar rate plus a margin ranging from 2.25% to 3.75%, based on the Company's ratio of total indebtedness to EBITDA.

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

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


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

         It is contemplated that during the three months ended December 31, 1999, the Company will enter into an amendment to the Senior Credit Facility (the "Proposed Third Amendment"). The Proposed Third Amendment will provide for, among other things, up to $3.0 million in bridge loan advances for certain purposes (the "Bridge Loan Advances") and a release of the $3.0 million reserve on the Revolver borrowing base in an amount equal to the Bridge Loan Advances actually made.

         The Proposed Third Amendment Bridge Loan Advances will be manditorily payable on the occurrence of certain events (as defined in the Proposed Third Amendment). The interest rate on the Bridge Loan Advances will equal the interest rate on the Acquisition Loans.

         In connection with the Proposed Third Amendment, a corporate affiliate of Paul J. Ramsay, the Chairman of the Board of the Company, will enter into an agreement with the Senior Credit Facility lender to participate in the Senior Credit Facility in an amount equal to the Bridge Loan Advances.

         The Company and its subsidiaries have pledged substantially all of their real property, receivables and other assets as collateral for the Senior Credit Facility.

         The Company's current cash requirements relate to its normal operating expenses and routine capital improvements at its youth service facilities, the expansion of its youth service business, the payment of liabilities associated with the sales of its Divested Assets and the payment of legal settlements (see Part II.
Item 5. Other Information).

         Management of the Company believes that it can meet its current cash requirements and future identifiable needs with (i) internally generated funds from operations, (ii) the Senior Credit Facility and (iii) its ability to obtain debt or equity capital through other sources.

                          PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         The Company is party to certain claims, suits and complaints, including those matters described below, whether arising from the acts or omissions of its employees, providers or others, which arise in the ordinary course of business. The Company has established reserves at September 30, 1999 for the estimated amounts, which might be recovered from the Company as a result of all outstanding legal proceedings. In the opinion of management, the ultimate resolution of these pending legal proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

         In March 1997, a former executive vice president of the Company commenced arbitration and court proceedings against the Company in which he claims his employment was wrongfully terminated by the Company and seeks damages of approximately $2.3 million. On June 28, 1999, the arbitrator awarded the former executive vice president $0.7 million in damages and interest. Additionally, the Company is responsible for all fees and expenses incurred by the former executive vice president in connection with the claim. The Company had fully reserved for this contingency as of September 30, 1998.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


         Prior to the merger with the Company, Ramsay Managed Care, Inc. sold its subsidiary which, as a licensed HMO in Louisiana, Alabama and Mississippi, managed and provided prepaid healthcare services to its members. On September 29, 1997, RMCI received a demand for indemnification by the purchaser of this subsidiary in an amount totalling approximately $5.8 million. The Company intends to vigorously defend any proceedings, which may result from this matter. In addition, on September 30, 1997, the Company demanded indemnification from the purchaser for various matters in an amount exceeding $2.0 million.

         During fiscal 1996, the State of Louisiana requested repayment of disproportionate share payments received by two of the Company's Louisiana facilities in fiscal years 1995 and 1994 totaling approximately $5.5 million. The repayment requested related primarily to alleged overpayments received by a former facility of the Company. In connection with the alleged overpayment, during fiscal 1998, the State of Louisiana used $0.5 million in payments owed to one of the Company's Louisiana facilities and $5.0 million owed to RHCL to pay off the alleged overpayment. The Company has filed an administrative appeal with the State of Louisiana Department of Health and Hospitals Bureau of Appeals claiming that the State of Louisiana improperly used the monies. The Company believes that this matter may be settled for an amount less than Louisiana's initial request. The Company intends to vigorously contest any position by Louisiana which it considers adverse.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  The Exhibits required to be filed as part of this Quarterly Report on Form 10-Q are as follows:

                  Exhibit 11    Computation of Net Income (Loss) Per Share....

                  Exhibit 27    Financial Data Schedule.......................

                  Exhibit 99.6  Press Release dated November 4, 1999..........

(b)      Current Reports on Form 8-K

                  The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 1999.

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



Date:  November 5, 1999