Form 10-K405
period 1999-12-31
RAMSAY YOUTH SERVICES INC
filed 2000-03-30
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 {FEE REQUIRED}

                   For the fiscal year ended December 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 {NO FEE REQUIRED}

                For the transition period from ______ to ______

                         Commission file number 0-13849


                           RAMSAY YOUTH SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                    63-0857352
 ------------------------------                ------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


             Columbus Center
      One Alhambra Plaza, Suite 750
           Coral Gables, Florida                            33134
 ----------------------------------------                 ----------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The number of shares of the registrant's Common Stock outstanding as of March 13, 2000 was 9,086,191. The aggregate market value of Common Stock held by non-affiliates on such date was $6,516,160.


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


                                     PART I

ITEM 1.   BUSINESS.

GENERAL

         The Company is a leading provider and manager of diversified education, treatment and community-based programs and services for at-risk and troubled youth in residential and non-residential settings nationwide. The Company offers its full spectrum of programs and services in Alabama, Florida, Missouri, Michigan, Nevada, North Carolina, South Carolina, Texas, Utah and the Commonwealth of Puerto Rico. The Company also provides a limited range of adult behavioral services at certain of its locations in response to community demand.

PROGRAMS AND SERVICES

         The programs and services provided by the Company are designed through a comprehensive continuum that is directed to address the specific needs of each youth. The youth served by the Company include youth with special needs such as
(i) mental health and substance abuse issues, (ii) sexual offense disorders,
(iii) developmental disorders and (iv) emotional and behavioral disorders. The Company also serves youth with special education needs and pre-adjudicated and adjudicated youth committed to the juvenile justice system.

         The primary objective of the Company's programs and services is to provide the optimal opportunity for rehabilitation and integration of at-risk and troubled youth into their communities as responsible individuals and productive citizens.

         The Company offers the following programs and services:

o RESIDENTIAL TREATMENT PROGRAMS - The Company's Residential Treatment Programs provide safe, secure and highly structured environments for the evaluation and development of long-term, intensive and transitional treatment services.

         - Long-term residential treatment services focus on a cognitive behavioral model with family, group and individual counseling, social and life skills development, and educational and recreational programs. The primary focus of these services is to reshape antisocial behaviors by stressing responsibility and achievement of performance and treatment goals.

         - Intensive treatment services provide crisis stabilization or short-term intensive services evaluation and disposition planning for severely behaviorally and emotionally disturbed youth and specialized treatment for specific behavioral problems in a highly structured therapeutic environment.

         - Group home services provide shelter care for youth in a family-like setting usually in a residential neighborhood. These youth typically are transitioning from a more intensive program, such as a long-term residential treatment facility. The group home setting is a less restrictive residential environment that offers youth the opportunities for personal growth, social development and responsible behavior. The youth attend public schools or receive in-home education and receive vocational and occupational training. The primary focus of these services is to teach the youth independent living skills, decrease their institutional dependency and gradually transition them back into their communities.

o JUVENILE JUSTICE PROGRAMS - The Company's Juvenile Justice Programs provide care, custody, control and treatment of committed delinquent youth. These programs focus on solving the specialized needs of governmental agencies by providing effective treatment interventions, including counseling, social interests, substance abuse education and treatment, mental health services, cognitive and life skills development, accredited education and vocational skills. The Company believes that a balanced approach, which develops the social, educational, and vocational skills of the youth and holds them accountable to their victims and communities, creates responsible, contributing, pro-social individuals. This balanced approach is essential to achieving the program's objective of reducing recidivism and integrating the youth into their communities as responsible and productive individuals.

o COMMUNITY-BASED PROGRAMS - The Company's Community-Based Programs are designed to meet the special needs of youth and their families, while enabling them to remain living at home or in their community. The primary focus of this program is to provide youth with a clinically definable emotional, psychiatric or dependency disorder with therapeutic and intensive treatment services. Youth who are serviced through this program have either transitioned out of a residential treatment program, juvenile justice program, or do not require the intensive services of a residential treatment program.

o EDUCATIONAL PROGRAMS - The Company's educational programs provide specialized educational services designed to modify disruptive behavior and assist students to develop the academic and social skills necessary for them to participate successfully in society. These programs are designed to provide a positive learning environment that includes a challenging academic curriculum, computer assisted learning, behavioral counseling, vocational programming and job placement. The Company offers its educational programs at its residential treatment facilities and through the operation and/or management of schools.

         The following table sets forth the programs and services offered by the Company in the various markets in which it operates:


       MARKET                                PROGRAMS AND SERVICES
---------------------      -----------------------------------------------------------
Alabama                    Community-based Programs, Educational Programs, Juvenile
                           Justice Programs, Residential Treatment Programs

Florida                    Educational Programs, Juvenile Justice Programs,
                           Residential Treatment Programs

Missouri                   Community-based Programs, Juvenile Justice Programs,
                           Residential Treatment Programs

Michigan                   Community-based Programs, Residential Treatment Programs,
                           Juvenile Justice Programs

Nevada                     Residential Treatment Programs

North Carolina             Community-based Programs, Residential Treatment Programs

South Carolina             Community-based Programs, Residential Treatment Programs,
                           Juvenile Justice Programs

Texas                      Community-based Programs, Residential Treatment Programs

Utah                       Residential Treatment Programs, Juvenile Justice Programs

Puerto Rico                Community-based Programs, Educational Programs, Juvenile
                           Justice Programs


MARKET FOR THE COMPANY'S SERVICES

         The Company believes that the trend in the United States towards the expansion of privatization of at-risk youth programs and services by government agencies will continue. In addition, the Company also believes that there is a growing demand for preventative programs and services including rehabilitation, treatment and alternative education.

         The markets for programs and services for at-risk and troubled youth in the United States are large and growing as evidenced by the following industry estimates:

o The $60.0 billion youth services industry is growing at a rate of 9% per annum.

o        There are approximately 9.2 million children classified as at-risk.

o        The juvenile population is expected to grow 21% by the year 2010.

o In 1998, there were 2.6 million arrests of individuals under the age of eighteen.

o Juvenile crime is 60% above the 1980 level. Juveniles account for about 20% of all arrests and 20% of violent crime arrests.

         The Company intends to grow through (i) expansion of services, markets and products, (ii) aggressive response to requests for proposals ("RFP's") and
(iii) selected strategic acquisitions. Through these avenues, management intends to capitalize on the youth services industry's size, fragmentation and multiple payor sources.

o EXPANSION OF SERVICES - Management believes significant opportunities exist to penetrate further the Company's existing geographic markets. Management will continue to capitalize on the Company's reputation for delivering high quality, cost-effective solutions to expand the breadth of service provided to existing customers and to attract new customers. In addition, the Company will continue to develop new programs which respond to state and local agencies' needs to secure appropriate placements for special needs youth.

o AGGRESSIVE RESPONSE TO RFPS - The Company is well positioned to expand into new markets as state and local agencies increasingly seek providers with the capability to deliver a broader continuum of services to at-risk youth. Further, management believes this trend will intensify as state and local governments desire to keep spending in their respective home states and look to develop local services. Typically, the solicitation of providers for new and broader service offerings is accomplished by state agencies through RFPs, a process in which the Company actively competes in markets management has targeted for growth. Management believes the Company's history of providing high quality, cost-effective services gives it a significant competitive advantage in responding to RFPs. The Company prioritizes its target markets based on the needs of each state, the diversification of funding sources, state and local legislation, existing relationships and in-state competition.

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

COMPETITION

         The fragmented at-risk youth industry is comprised largely of small providers that operate in relatively limited geographic areas and provide services to a specific type of juvenile. The Company competes with both public and private for-profit and not-for-profit companies. Competition generally is based upon program quality, range and price of services provided, operational experience and facility location. The strength and depth of a provider's relationship with the various payors plays a significant role in the selection process. The Company believes that its programs and services compete favorably on the basis of, among other things, the range and quality of programs offered and the expertise of its management team in the development and implementation of new programs. In certain instances, competitors of the Company may initiate programs similar to the Company without substantial capital investment or experience in management of education or treatment facilities. In addition, certain not-for-profit entities may offer programs and services at a lower cost than the Company due in part to government subsidies, foundation grants, tax deductible contributions or other financial resources not available to for-profit companies.

SOURCES OF REVENUE

         The Company receives payments from various sources, including commercial insurance carriers (which provide coverage to insured individuals on both an indemnity basis and through various managed care plans), Medicaid, Medicare and various state and local governmental agencies (including state judicial systems). In addition, payments are received directly from individuals, including copayments and deductibles related to services covered by these individuals' benefit plans. The Company also receives payments from school districts either directly or through management contracts with other entities.

o MEDICAID - Medicaid is the federal/state health insurance program for low-income individuals, including welfare recipients. Subject to certain minimum federal requirements, each state defines the extent and duration of the services covered by its Medicaid program. Moreover, although there are certain federal requirements governing the payment levels for Medicaid services, each state has its own methodology for making payment for services provided to Medicaid patients. Various state Medicaid programs cover payment for services provided to individuals covered under the Medicaid program by the Company.

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

o STATE AND LOCAL GOVERNMENT PAYORS - The Company's facilities are reimbursed for certain services on a per-diem basis by various state and local government agencies. The per-diem rate is generally based on the nature and scope of services provided to these residents. In addition, some government programs pay the Company for access to a certain number of beds.

o COMMERCIAL INSURANCE PAYORS - The Company's facilities are reimbursed for behavioral healthcare services by health maintenance organizations ("HMO's"), commercial insurance companies and self-insured employers either on a fee-for-service basis or under contractual arrangements which include per-diem, per-diagnosis or sub-capitated arrangements.

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

REGULATION

         The operations of the Company are subject to federal, state and local regulations, which are administered by a variety of regulatory authorities. Operators of residential and day facilities for juveniles are typically expected to provide education programs and, in some instances, health care services. As providers of such services, operators of at-risk youth facilities are required to comply with applicable state and local regulations. In addition, some programs require accreditation from the Joint Commission on Accreditation of Healthcare Organizations, the Commission on Accreditation of Rehabilitation Facilities or the American Corrections Association.

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

         In certain states where the Company manages the provision of educational services for troubled youth, state and local regulation exists governing such areas as compensatory arrangements between for-profit service providers such as the Company and not-for-profit schools and other educational entities, conflicts of interest and standards governing the quality of educational services.

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

         The Company is currently assessing its readiness under the Health Insurance Portability and Accountability Act of 1996 (HIPAA). Pending HIPAA regulations are likely to have a significant effect on the way the Company addresses the confidentiality of patient information and implements measures to protect and secure such information. Failure to comply with such regulations may result in civil and criminal penalties.

         HIPAA security requirements are likely to require:

         o documented, formal procedures for choosing and implementing security mechanisms;

         o    proceedures outlining staff responsibilities for protecting data;

         o physical safeguards to protect physical computer systems, peripherals, and buildings from environmental hazards and intrusions;

         o administrative and physical measures to control access to computer systems and facilities;

         o mechanisms and processes to protect, control, and monitor information access; and mechanisms and processes to prevent unauthorized access to data transmitted over telecommunications networks and devices.

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

EMPLOYEES

         As of December 31, 1999, the Company employed approximately 1,179 full-time and 659 part-time employees, including a corporate headquarters staff of approximately 21 full-time employees. None of the Company's employees are covered by collective bargaining agreements. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES.

                  The following table provides information concerning the Company's properties:


                                           DATE OPENED           NATURE OF
            FACILITY (4)                   OR ACQUIRED           OCCUPANCY
-------------------------------------   ----------------     ----------------
Okaloosa Youth Academy
   Crestview, FL(5).................     October 1999        Right to Occupy
Bayamon Detention Center
   Bayamon, PR(5)...................     September 1999      Right to Occupy
Briarwood Group Home
   Las Vegas, NV....................     June 1999                Owned
Bush Berry Group Home
   Pelion, SC.......................     May 1999                 Owned
Bessemer Group Home
   Bessemer, AL.....................     April 1999               Owned
Palm Bay Facility
   Palm Bay, FL.....................     March 1999               Owned
Winner Circle Group Home
   Aiken, SC........................     October 1998             Owned
Coastal Harbor Group Home
   Conway, SC.......................     October 1998             Owned
Heartland House West Group Home
   Nevada, MO.......................     June 1998                Owned
Dothan Facility
   Dothan, Alabama..................     April 1998               Owned
Heartland House Group Home
   Nevada, MO.......................     August 1997              Owned
Riverstone Group Home
   Longs, SC........................     July 1997               Leased
Gulf Coast Treatment Center
   Fort Walton Beach, FL(3).........     December 1996            Owned
Higdon Hill Group Home
   Birmingham, AL...................     July 1996                Owned
Briarwood Group Home
   Reno, NV.........................     July 1995                Owned
Mission Vista Facility
   San Antonio, TX(2)...............     November 1991           Leased
Benchmark Regional Facility
   Woods Cross, UT..................     August 1986              Owned
Heartland Facility
   Nevada, MO.......................     April 1984               Owned
Hill Crest Facility
   Birmingham, AL...................     January 1984             Owned
Brynn Marr Facility
   Jacksonville, NC.................     December 1983            Owned
Havenwyck Facility
   Auburn Hills, MI(1)..............     November 1983           Leased



(1) In September 1998, the Company sold and immediately leased back the land, building and fixed equipment associated with this facility. The lease has an initial term of approximately 12 years.
(2) In April, 1995, the Company sold and immediately leased back the land, building and fixed equipment associated with this facility. The lease has an initial term of 15 years and three successive renewal options of five years each.
(3) The Company resumed operations at this facility in December 1996. For the previous four years, this facility was leased to another healthcare provider.
(4) Excludes the Company's Meadowlake Facility which was leased to an independent healthcare provider in August 1997, the schools managed by the Company through management contracts and various office leases with remaining lease terms ranging from one to five years. The Company has pledged substantially all of its owned real property as collateral for the Senior Credit Facility.
(5) The Company has the right to occupy these facilities rent free for the duration of the Company's contract to provide services.

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

         As required by SFAS No. 121, the Company periodically reviews its long-lived assets (land, buildings, fixed equipment, cost in excess of net asset value of purchased businesses and other intangible assets) to determine if the carrying value of these assets is recoverable, based on the future cash flows expected from the assets. Based on this review, the Company determined that the carrying value of certain long-lived assets were impaired (within the meaning of the Statement) at June 30, 1998. The amount of the impairment, calculated as (i) the excess of carrying value of the long-lived assets over the discounted future cash flows expected from the assets, or (ii) the excess of the carrying value of the long-lived assets over the selling values, totalled approximately $18.3 million at June 30, 1998. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data".

         The Company leases office space for its corporate headquarters in Coral Gables, Florida, (through December 31, 2000) and various regional offices. These leases have terms which generally range from three to five years, with renewal options.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is party to certain claims, suits and complaints, including those matters described below, whether arising from the acts or omissions of its employees, providers or others, which arise in the ordinary course of business. The Company has established reserves at December 31, 1999 for the estimated amounts, which might be recovered from the Company as a result of all outstanding legal proceedings. In the opinion of management, the ultimate resolution of these pending legal proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

         In March 1997, a former executive vice president of the Company commenced arbitration and court proceedings against the Company in which he claims his employment was wrongfully terminated by the Company and seeks damages of approximately $2.3 million. On June 28, 1999, the arbitrator awarded the former executive vice president $0.7 million in damages and interest. Additionally, the Company is responsible for all fees and expenses incurred by the former executive vice president in connection with the claim. The Company had fully reserved for this contingency as of December 31, 1998.

         Prior to the merger with the Company, Ramsay Managed Care, Inc. sold its subsidiary which, as a licensed HMO in Louisiana, Alabama and Mississippi, managed and provided prepaid healthcare services to its members. On September 29, 1997, RMCI received a demand for indemnification by the purchaser of this subsidiary in an amount totaling approximately $5.8 million. The Company intends to vigorously defend any proceedings, which may result from this matter. In addition, on September 30, 1997, the Company demanded indemnification from the purchaser for various matters in an amount exceeding $2.0 million.

         During fiscal year ended June 30, 1996, the State of Louisiana requested repayment of disproportionate share payments received by two of the Company's Louisiana facilities in fiscal years ended June 30, 1995 and 1994 totaling approximately $5.5 million. The repayment requested related primarily to alleged overpayments received by a former facility of the Company. In connection with the alleged overpayment, during fiscal year ended June 30, 1998, the State of Louisiana used $5.5 million in payments owed to two of the Company's Louisiana facilities to pay off the alleged overpayment. The Company has filed an administrative appeal with the State of Louisiana Department of Health and Hospitals Bureau of Appeals claiming that the State of Louisiana improperly used the monies. The

Company believes that this matter may be settled for an amount less than Louisiana's initial request. The Company intends to vigorously contest any position by Louisiana which it considers adverse.

         See Note 15 to the consolidated financial statements set forth under "Item 8. Financial Statements and Supplementary Data".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol RYOU. On March 13, 2000, there were 621 holders of record of the Company's Common Stock. No cash dividends have been declared on the Common Stock since the Company was organized. Also, the Company's credit facilities include provisions which prohibit the payment of cash dividends to its common shareholders.

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

         The following table sets forth the range of high and low closing sales prices per share of the Company's Common Stock for each of the quarters during the year ended December 31, 1999, the six months ended December 31, 1998 and year ended June 30, 1998, as reported on the NASDAQ National Market System:

                                                                        HIGH                LOW
                                                                        ----                ---
          Year ended December 31, 1999
             First Quarter.....................................         $8 1/4             $5 1/32
             Second Quarter....................................          7 5/8              5 1/4
             Third Quarter.....................................          5 11/16              7/8
             Fourth Quarter....................................          3                  1 1/32

          Six months ended December 31, 1998
             First Quarter.....................................        $10 1/8             $3
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


         On March 13, 2000, the closing sales price of the Company's Common Stock was $2 1/8 per share.

ITEM 6.  SELECTED FINANCIAL DATA.

                  The following table sets forth selected consolidated financial information for the periods shown and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Report on Form 10-K. The selected financial data presented below for the six months ended December 31, 1997 was compiled from unaudited financial statements by management of the Company on the same basis as the audited financial statements appearing elsewhere in this Report on Form 10-K and, in the opinion of management of the Company, include all adjustments necessary to present fairly the information set forth therein.

                                                           SIX MONTHS ENDED
                                            YEAR ENDED        DECEMBER 31,                   YEAR ENDED JUNE 30,
                                           DECEMBER 31,  ---------------------   ---------------------------------------------
                                               1999         1998        1997        1998       1997         1996        1995
                                           ------------  ---------   ---------   ---------   ---------   ---------   ---------
                                                                    (unaudited)
                                                                       (in thousands, except per share data)
Statement of Operations Data:
   Total revenues .........................  $  81,474   $  47,892   $  77,542   $ 155,211   $ 134,919   $ 116,556   $ 136,358

   Salaries, wages and benefits ...........     49,283      28,313      39,604      82,740      67,793      66,259      72,061
   Other operating expenses ...............     25,024      17,470      28,712      64,255      46,826      42,420      44,778
   Provision for doubtful accounts ........      1,896       1,549       2,193       6,649       5,688       5,805       5,086
   Depreciation and amortization ..........      2,366       1,627       3,281       5,714       5,473       5,490       7,290
   Restructuring charges ..................         --          --          --       2,349          --          --          --
   Asset impairment charges ...............         --          --          --      18,316          --       5,485      21,815
                                             ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                78,569      48,959      73,790     180,023     125,780     125,459     151,030
                                             ---------   ---------   ---------   ---------   ---------   ---------   ---------

   Income (loss) from operations ..........      2,905      (1,067)      3,752     (24,812)      9,139      (8,903)    (14,672)

   Other income ...........................      1,548       8,059         197         256       2,050       1,118         100
   Gain on sale of assets .................         --       2,039          --          --          --          --          --
   Interest and other financing charges ...     (1,268)     (1,655)     (2,791)     (7,230)     (5,962)     (6,892)     (8,347)
   Losses  related to asset sales and
      closed businesses ...................         --        (947)         --     (12,483)         --      (4,473)     (6,431)
                                             ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                   280       7,496      (2,594)    (19,457)     (3,912)    (10,247)    (14,678)
                                             ---------   ---------   ---------   ---------   ---------   ---------   ---------

   Income (loss) before minority interest,
      income taxes and extraordinary
      item ................................      3,185       6,429       1,158     (44,269)      5,227     (19,150)    (29,350)
   Minority interest ......................         --          --          --          --          --          --         887
                                             ---------   ---------   ---------   ---------   ---------   ---------   ---------
   Income (loss) before income taxes and
      extraordinary item ..................      3,185       6,429       1,158     (44,269)      5,227     (19,150)    (30,237)
   Provision (benefit) for income taxes ...         68       1,591          --       9,985       1,815      (2,800)    (13,202)
                                             ---------   ---------   ---------   ---------   ---------   ---------   ---------

   Income (loss) before extraordinary
      item ................................      3,117       4,838       1,158     (54,254)      3,412     (16,350)    (17,035)

   Extraordinary item:
      Loss from early extinguishment of
      debt, net of income tax benefit .....         --      (2,811)     (3,574)     (4,322)         --          --        (257)
                                             ---------   ---------   ---------   ---------   ---------   ---------   ---------

   Net income (loss) ......................  $   3,117   $   2,027   $  (2,416)  $ (58,576)  $   3,412   $ (16,350)  $ (17,292)
                                             =========   =========   =========   =========   =========   =========   =========

    Income (loss) per common share:
       Basic:
          Before extraordinary item .......  $     .35   $     .93   $     .21   $  (15.36)  $    1.09   $   (6.32)  $   (6.75)
          Extraordinary item:
             Loss from early extinguishment
               of debt ....................         --        (.63)      (1.00)      (1.20)         --          --        (.09)
                                             ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                             $     .35   $     .30   $    (.79)  $  (16.56)  $    1.09   $   (6.32)  $   (6.84)
                                             =========   =========   =========   =========   =========   =========   =========

       Diluted:
          Before extraordinary item .......  $     .33   $     .70   $     .18   $  (15.36)  $    1.00   $   (6.32)  $   (6.75)
          Extraordinary item:
             Loss from early extinguishment
               of debt ....................         --        (.47)       (.86)      (1.20)         --          --        (.09)
                                             ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                             $     .33   $     .23   $    (.68)  $  (16.56)  $    1.00   $   (6.32)  $   (6.84)
                                             =========   =========   =========   =========   =========   =========   =========

   Weighted average number of common
      shares outstanding:
      Basic ...............................      8,890       4,487       3,574       3,595       2,801       2,643       2,580
                                             =========   =========   =========   =========   =========   =========   =========
      Diluted .............................      9,538       5,971       4,139       3,595       3,409       2,643       2,585
                                             =========   =========   =========   =========   =========   =========   =========

                                                  DECEMBER 31,                                     JUNE 30,
                                             ---------------------               ---------------------------------------------
                                                1999       1998                    1998        1997        1996        1995
                                             ---------   ---------               ---------   ---------   ---------   ---------
Balance Sheet Data:
              Working capital..............   $ 1,162    $ (1,575)                $ 2,401    $ 11,715    $ 12,636    $ 25,588
              Total assets.................    56,626      60,628                  91,042     147,135     138,573     144,933
              Long-term debt...............    11,561       7,332                  14,398      47,254      44,664      55,568
              Stockholders' equity.........    17,094      13,914                   2,249      60,937      46,973      62,569

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

         On February 19, 1998, the Company announced a change in strategic direction in order to focus on becoming a leader in the youth services industry. The strategic plan is now focused on repositioning the Company for growth in the at-risk youth industry and strengthening the Company's financial position.

         In connection with the change in its strategic direction, during the fiscal year ended June 30, 1998 and the six months ended December 31, 1998, the Company sold its behavioral managed care business and sold or closed its non-strategic inpatient psychiatric hospitals (the "Divested Assets"). See "Item
8. Financial Statements and Supplementary Data". The remaining business represents the Company's youth service operations (the "Retained Assets").

         During the year ended December 31, 1999, the Company opened the following new programs:

o        February 1999 - A 15-bed group home in Aiken, South Carolina

o        February 1999 - A 10-bed group home in Las Vegas, Nevada

o        June 1999 - A 12-bed group home in Conway, South Carolina

o        June 1999 - A 10-bed group home in Bessemer, Alabama

o        September 1999 - A 120-bed juvenile justice facility in Bayamon, Puerto
         Rico

o        October 1999 - A 100-bed juvenile justice facility in Crestview,
         Florida

         The Company receives revenues primarily from the delivery of diversified education, treatment and community based programs and services for at-risk and troubled youth in residential and non-residential settings. The Company receives revenues based on per diem rates, fixed fee contracts or flat or cost-based rate contracts. In addition, the Company also receives revenues from management consulting contracts with other entities. Revenues under the Company's programs are recognized as services are rendered. Revenues of the Company's programs and services are affected by changes in the rates the Company charges, changes in reimbursement rates by third-party payors, the volume of individuals treated and changes in the mix of payors.

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

         Salaries, wages and benefits include facility and program payrolls and related taxes, as well as employee benefits, including insurance and workers' compensation coverage. Employee compensation and benefits also includes general and administrative payroll and related benefit costs, including salaries and supplemental compensation of officers.

         Other operating expenses include all expenses not otherwise presented separately in the Company's statements of operations. Significant components of these expenses at the operating level include items such as food, utilities, supplies, rent and insurance. Significant components of these expenses at the administrative level include legal, accounting, investor relations, marketing, consulting and travel expense.

         The Company's quarterly results may fluctuate significantly as a result of a variety of factors, including the timing of the opening of new programs. When the Company opens a new program, the program may be unprofitable until the program's population, and net revenues contributed by the program, approach intended levels, primarily because the Company staffs its programs in anticipation of achieving such levels. The Company's quarterly results may also be impacted by seasonality, as revenues generated by youth education and treatment services are generally seasonal in nature.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED JUNE 30, 1998

         Total revenues decreased from $155.2 million in the year ended June 30, 1998 to $81.5 million in the year ended December 31, 1999. The decrease of $73.7 million in revenues is primarily attributable to a decrease of $94.5 million in revenues due to the sale and closure of the Company's Divested Assets. The Company also experienced an increase of $20.8 million in revenues from its Retained Assets primarily as a result of (i) an increase in revenues of $3.9 million from new programs started during the year and (ii) an increase in revenues of approximately $16.9 million in the Company's other Retained Assets primarily due to an increase in total resident days of 31% between periods (from 176,893 days during the year ended June 30, 1998 to 230,867 days during the year ended December 31, 1999).

         Total salaries, wages and benefits decreased from $82.7 million in the year ended June 30, 1998 to $49.3 million in the year ended December 31, 1999. The decrease of $33.4 million in salaries, wages and benefits is primarily attributable to a decrease of $42.9 million due to the sale and closure of the Company's Divested Assets. The Company also experienced an increase of $9.5 million in salaries, wages and benefits from its Retained Assets primarily as a result of (i) an increase in salaries, wages and benefits of $3.5 million from new programs started during the year, (ii) a decrease in corporate office salaries, wages and benefits of $4.7 million due to the Company's restructuring efforts and (iii) an increase of $10.7 million in the Company's other Retained Assets primarily due to an increase in total resident days of 31% between periods (from 176,893 days during the year ended June 30, 1998 to 230,867 days during the year ended December 31, 1999).

         Other operating expenses decreased from $64.3 million in the year ended June 30, 1998 to $25.0 million in the year ended December 31, 1999. The decrease of $39.3 million in other operating expenses is primarily attributable to a decrease of $39.1 million due to the sale and closure of the Company's Divested Assets. The Company also experienced a decrease of $0.2 million in other operating expenses from its Retained Assets primarily as a result of (i) an increase in other operating expenses of $1.3 million from new programs started during the year, (ii) a decrease in corporate office overhead of $4.2 million due to the Company's restructuring efforts and (iii) an increase in other operating expenses of $2.7 million in the Company's other Retained Assets due primarily to an increase in total resident days of 31% between periods (from 176,893 days during the year ended June 30, 1998 to 230,867 days during the year ended December 31, 1999).

         The provision for doubtful accounts decreased from $6.6 million in the year ended June 30, 1998 to $1.9 million in the year ended December 31, 1999. The decrease is primarily attributable to the sale and closure of the Company's Divested Assets.

         Depreciation and amortization expense decreased from $5.7 million in the year ended June 30, 1998 to $2.4 million in the year ended December 31, 1999 primarily due to the sale and closure of the Company's Divested Assets.

         In connection with the Company's change in strategic direction, and in accordance with the accounting guidance available in Emerging Issues Task Force ("EITF") No. 94-3, during the year ended June 30, 1998, the Company (i) initiated a restructuring of personnel at its corporate headquarters, including the identification and communication of severance arrangements with individual personnel,

(ii) wrote-off certain assets located within its corporate headquarters which were considered to have no future economic benefit and (iii) initiated the termination of certain contractual commitments which require future payments. These amounts, which in the aggregate totaled $2.3 million, are reflected as restructuring charges in the year ended June 30, 1998.

         During the year ended June 30, 1998, in connection with the Company's change in strategic direction, the Company decided to close or sell certain operations, including the operations and assets discussed above, that were identified as not compatible with the Company's future operating plans. Accordingly, the carrying values of these facilities/operations were compared to selling values or, if selling values were not available, to discounted future cash flows, resulting in an aggregate non-cash asset impairment charge of $17.6 million. The Company completed these sales in September 1998. Additionally, during the year ended June 30, 1998, the Company wrote-off cost in excess of net asset value of purchased businesses of $0.7 million due to an asset impairment resulting from the change in strategic direction.

         Other income for the year ended December 31, 1999 is primarily a result of two non-recurring settlements in favor of the Company totaling approximately $1.5 million.

         Interest and other financing charges decreased from $7.2 million in the year ended June 30, 1998 to $1.3 million in the year ended December 31, 1999. The decrease is primarily due to a decrease in the Company's average outstanding borrowings between periods as a result of the partial prepayment of indebtedness with proceeds from the aforementioned asset sales. In addition, during the year ended June 30, 1998, the Company incurred an expense of $1.3 million for a non-refundable fee charged by a financial institution in connection with an amendment to the Company's previous credit facility.

         During the year ended June 30, 1998, the Company recorded losses of approximately $12.5 million related to the sale of its managed care operations and its Three Rivers and Greenbrier facilities. These amounts are reflected as losses related to asset sales and closed businesses in the accompanying consolidated statement of operations.

         The Company recorded a $0.1 million provision for income taxes in the year ended December 31, 1999. The provision for income taxes was recorded at an effective tax rate significantly less than the statutory tax rate due to significant net operating loss carryovers. The Company recorded a provision for income taxes in the year ended June 30, 1998 of $10.0 million, which primarily represents a full valuation allowance on its previously recorded deferred tax assets. The realizability of these assets had been based on the implementation of tax planning strategies that contemplated the sales of certain appreciated property. In connection with the Company's change in strategic direction, the Company determined that its tax planning strategies would not be realized and a full valuation allowance was considered necessary.

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO SIX MONTHS ENDED
DECEMBER 31, 1997 (UNAUDITED)

         Total revenues decreased from $77.5 million in the six months ended December 31, 1997 to $47.9 million in the six months ended December 31, 1998. The decrease of $29.6 million in revenues is primarily attributable to a decrease of $34.7 million in revenues due to the sale and closure of the Company's Divested Assets. The Company also experienced an increase of $5.1 million in revenues from its Retained Assets primarily as a result of (i) an increase in revenues at the Company's Gulf Coast Treatment Center of $1.3 million due to the award of a contract to provide assignment center services for the State of Florida Department of Juvenile Justice on January 15, 1998, (ii) an increase in revenues of $1.6 million as a result of a new contract with the Juvenile Institutions Administration of the Commonwealth of Puerto Rico commencing on May 1, 1998, (iii) an increase in revenues of $0.9 million at the Company's facility located in Dothan, Alabama which began operations in June 1998, (iv) an increase in revenues of $0.2 million at the Company's South Carolina group home operations which began in July 1998 and (v) an increase in revenues of $1.1 million in the Company's other Retained Assets due primarily to an increase in total resident days of 17% between periods (from 64,893 days during the six months ended December 31, 1997 to 76,016 days during the six months ended December 31, 1998).

         Total salaries, wages and benefits decreased from $39.6 million in the six months ended December 31, 1997 to $28.3 million in the six months ended December 31, 1998. The decrease of $11.3 million in salaries, wages and benefits is primarily attributable to a decrease of $15.2 million due to the sale and closure of the Company's Divested Assets. The Company also experienced an increase of $3.9 million in salaries, wages and benefits from its Retained Assets primarily as a result of (i) an increase of $1.1 million in salaries, wages and benefits at the Company's facility located in Dothan, Alabama which began operations in June 1998, (ii) an increase of $0.8 million due to the start-up of the Company's Puerto Rico operations in May 1998, (iii) an increase of $0.3 million at the Company's South Carolina group home operations which began in July 1998, (iv) a decrease in corporate office salaries, wages and benefits of $0.9 million due to the Company's restructuring efforts and (v) an increase in salaries, wages and benefits of $2.6 million in the Company's other Retained Assets due primarily to an increase in total resident days of 25% between periods (from 80,088 days during the six months ended December 31, 1997 to 100,147 days during the six months ended December 31, 1998).

         Other operating expenses decreased from $28.7 million in the six months ended December 31, 1997 to $17.5 million in the six months ended December 31, 1998. The decrease of $11.2 million in other operating expenses is primarily attributable to a decrease of $14.0 million due to the sale and closure of the Company's Divested Assets. The Company also experienced an increase of $2.8 million in other operating expenses from its Retained Assets primarily as a result of (i) an increase of $0.4 million in other operating expenses at the Company's facility located in Dothan, Alabama which began operations in June 1998, (ii) other operating expenses of $0.4 million related to the start-up of the Company's operations in Puerto Rico in May 1998, (iii) an increase in other operating expenses of $0.1 million attributable to the start-up of the South Carolina group home operations which began in July 1998, (iv) an increase in corporate office other operating expenses of $1.0 million attributable to an increase of $0.6 million due to reserves associated with an outstanding legal case and an increase in other operating expenses of $0.4 million due to expenses incurred in connection with the Company's change in strategic direction and (v) an increase in other operating expenses of $0.9 million in the Company's other Retained Assets, due primarily to an increase in total resident days of 31% between periods (from 50,450 days during the six months ended December 31, 1997 to 66,323 days during the six months ended December 31, 1998).

         The provision for doubtful accounts decreased from $2.2 million in the six months ended December 31, 1997 to $1.5 million in the six months ended December 31, 1998. The decrease is primarily attributable to the sale and closure of the Company's Divested Assets.

         Depreciation and amortization expense decreased from $3.3 million in the six months ended December 31, 1997 to $1.6 million in the six months ended December 31, 1998 primarily due to the sale and closure of the Company's Divested Assets.

         During the six months ended December 31, 1998, the Company recorded approximately $7.9 million in other income primarily related to settlement of amounts due from third party contractual agencies to RHCL (see "Item 8. Financial Statements and Supplementary Data").

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

         During the six months ended December 31, 1998, the Company recorded a $1.6 million provision for income taxes in connection with the previously mentioned $7.9 million of non-operating income from RHCL.

YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED JUNE 30, 1997

         Total revenues increased from $134.9 million in the year ended June 30, 1997 to $155.2 million in the year ended June 30, 1998. Of this amount, revenues related to Retained Assets totalled $50.7 million in 1998 as compared to $45.4 million in 1997. Revenues related to Divested Assets totalled $104.5 million in 1998 as compared to $85.1 million in 1997. Excluded from Divested and Retained Asset revenues in 1997 are (i) a $2.9 million favorable cash judgment awarded by the courts of the State of Missouri related to one of the Company's Retained Assets and (ii) a $1.5 million benefit related to intermediary audits of prior year cost reports (approximately $1.0 million of this amount related to Divested Assets and $0.5 million related to Retained Assets).

         The increase in revenues related to Retained Assets from the year ended June 30, 1997 to the year ended June 30, 1998 of $5.3 million is primarily attributable to an increase in revenues from residential treatment centers from $15.4 million in 1997 to $23.1 million in 1998, which is offset by a decrease in revenues from intensive treatment units of $1.3 million. The increase in residential treatment center revenues from fiscal 1997 to fiscal 1998 was primarily due to an increase in total resident days between years of 58% (from 65,316 days to 103,450 days).

         The increase in revenues related to Divested Assets from the year ended June 30, 1997 to the year ended June 30, 1998 of $19.4 million is primarily attributable to (i) an increase in managed behavioral healthcare services revenues of $22.3 million related to RMCI, (ii) an increase in the Company's medical subacute unit revenues of $9.2 million attributable to an increase in total resident days between years, (iii) a decrease in revenues at the Company's Greenbrier facility of $2.7 million due to the closure and sale of the facility in fiscal 1998, (iv) a decrease in revenues generated from the Company's Meadowlake facility which closed in May 1997 of $2.7 million, (v) decreases in revenues in the Company's facilities located in Houma, Louisiana, Midvale, Utah and Mesa, Arizona by $2.5 million, $1.3 million and $1.5 million, respectively, due to a decrease in resident days between years, and (vi) a decrease in revenues at the Company's management contracts division of $0.9 million due to the loss of certain contracts.

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

         The increase in salaries, wages and benefits related to Retained Assets from fiscal 1997 to fiscal 1998 of $4.9 million is primarily attributable to (i) an increase in salaries, wages and benefits of $1.5 million at Gulf Coast Treatment Center due to a full year of operation in fiscal 1998, (ii) an increase of $0.5 million due to the start-up of the Dothan and Palm Bay facilities, and (iii) an increase in salaries, wages and benefits in other Retained Assets facilities of $3.0 million due to an increase in total resident days between years.

         The increase in salaries, wages and benefits related to the Divested Assets from fiscal 1997 to fiscal 1998 of $6.9 million is primarily attributable to (i) an increase in salaries, wages and benefits of the Company's managed care operations of $7.0 million, (ii) an increase of $3.9 million attributable to an increase in total resident days between years at the Company's medical subacute units, (iii) a decrease in contract management salaries, wages and benefits of $0.8 million due to the loss of contracts, (iv) a decrease in salaries, wages and benefits at the Meadowlake facility of $1.4 million, (v) a decrease in salaries, wages and benefits of the Company's facilities located in Houma, Louisiana, Mesa, Arizona and Midvale, Utah by $2.0 million due to reductions in total resident days, (vi) a decrease in the Greenbrier facility of $1.0 million due to both a reduction in resident days and its sale on June 2, 1998 and (vii) an increase in self-insurance reserves of $1.4 million due primarily to negative development of self-insured workers' compensation claims.

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

         The increase in other operating expenses related to Retained Assets from fiscal 1997 to fiscal 1998 of $2.9 million is attributable to (i) an increase in other operating expenses of $0.5 million at Gulf Coast Treatment Center, (ii) other operating expenses of the new Dothan and Palm Bay facilities and start-up expenses related to a new contract in Puerto Rico of $1.0 million and (iii) an increase in other operating expenses of $1.4 million due to an increase in total resident days between years at the remainder of the Company's Retained Assets.

         The increase in other operating expenses related to Divested Assets from fiscal 1997 to fiscal 1998 of $10.2 million is attributable to (i) an increase of $12.5 million in other operating expenses of the Company's managed care operations, (ii) an increase of $1.0 million attributable to an increase in resident days at the Company's medical subacute units, (iii) a decrease in other operating expenses at the Meadowlake facility of $0.9 million and (iv) a decrease of $2.4 million in other Divested Assets due to decreases in resident days between years.

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

         In connection with the Company's change in strategic direction, the Company initiated a restructuring of personnel at its corporate headquarters, including the identification and communication of severance arrangements with individual personnel. These amounts, which in the aggregate totaled $2.3 million, are reflected as restructuring charges in the accompanying statement of operations.

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

         Other income in the year ended June 30, 1997 is primarily due to a $1.3 million derivative transaction entered into in connection with a refinancing effort. No similar such item occurred in fiscal 1998.

         Interest and other financing charges increased from $6.0 million in the year ended June 30, 1997 to $7.2 million in the year ended June 30, 1998. The increase was primarily attributable to a $1.3 million non-refundable fee charged by a financial institution in connection with an amendment to the Company's credit facility. See "Item 8. Financial Statements and Supplementary Data".

         During the year ended June 30, 1998, the Company recorded losses of approximately $12.5 million related to the sale of the managed care operations and the Three Rivers and Greenbrier facilities. These amounts are reflected as losses related to asset sales and closed businesses in the accompanying statement of operations. See "Item 8. Financial Statements and Supplementary Data".

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

FUTURE ACCOUNTING REQUIREMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for the accounting and reporting of derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. This statement is effective for years beginning after June 15, 2000. The adoption of this new accounting standard is not expected to have a material impact on the Company's consolidated financial position or results of operations.


                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements relate primarily to (i) the expansion of its youth service business through acquisition or development of new programs and services, (ii) routine capital improvements at its facilities and (iii) the payment of liabilities and legal settlements associated with its Divested Assets.

         Cash used in operating activities for the year ended December 31, 1999 was $1.8 million on net income of $3.1 million as compared to the year ended June 30, 1998 which generated $1.6 million in operating activities on a net loss of $58.6 million. The decrease in cash from operating activities in 1999 is primarily due to the increase in accounts receivable from new programs started during the year and the decrease in other liabilities and amounts due to third-party contractual agencies as a result of payments made in connection with the Company's Divested Assets. Working capital at December 31, 1999 was $1.2 million as compared to $2.4 million at June 30, 1998.

         Cash used by investing activities was $3.1 million for the year ended December 31, 1999 as compared to cash provided by investing activities of $11.4 million in the year ended June 30, 1998. During the year ended December 31, 1999, cash used by investing activities was used primarily for the acquisition of various group homes and recurring expenditures for property and equipment. The cash provided by investing activities during the year ended June 30, 1998 is primarily due to the proceeds from the sale of Divested Assets.

         Cash provided by financing activities was $4.1 million for the year ended December 31, 1999 and cash used by financing activities was $11.8 million for the year ended June 30, 1998. During the year ended December 31, 1999, cash provided by financing activities was primarily attributable to an increase in borrowings under the Company's credit facility which was used to fund the acquisition of group homes and pay for the liabilities associated with the Divested Assets. During the year ended June 30, 1998, cash used in financing activities was primarily attributable to the refinancing of the Company's debt and prepayment of debt from the previously mentioned asset sales.

         On September 30, 1997, the Company entered into a credit facility with a financial institution consisting of (i) a term loan of $12.5 million and a term loan of $10.0 million (the "Term Loans"), (ii) a revolving credit facility of up to the lesser of $16.5 million or the borrowing base of the Company's receivables (the "Revolving Credit Loan") and (iii) subordinated bridge notes, of which $15.0 million was purchased by the financial institution ("Series A Bridge Notes") and $2.5 million was purchased by Ramsay Holdings (the "Series B Bridge Notes") (collectively referred to as the "Bridge Facility").

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

         In June 1998 the Company prepaid a portion of the credit facility with proceeds from the sale of assets and recorded a loss on early extinguishment of $0.9 million.

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

         On October 30, 1998, the Company refinanced the existing credit facility with proceeds from a credit facility consisting of term and revolving credit debt totaling $22.0 million (the "Senior Credit Facility").

         Under the terms of the Senior Credit Facility, the Company was provided with (i) a term loan of $8.0 million (the "Term Loan"), payable in 54 monthly installments ranging from $0.1 million to $0.2 million, beginning May 1, 1999, with a final installment of $1.0 million due on October 30, 2003, (ii) a revolving credit facility (the "Revolver") for an amount up to the lesser of $8.0 million or the borrowing base of the Company's receivables (as defined in the agreement) and (iii) an acquisition loan (the "Acquisition Loan") commitment of up to $6.0 million, beginning March 1, 1999. As of March 13, 2000, no amounts had been drawn under the Revolver and $2,429,000 had been drawn under the Acquisition Loan.

         Interest on the Term Loan and the Revolver varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.5% to 2.0% (9.0% at December 31, 1999), based on the Company's ratio of total indebtedness to EBITDA (as defined in the Senior Credit Facility) or (ii) a function of the Eurodollar rate plus a margin ranging from 2.0% to 3.5%, based on the Company's ratio of total indebtedness to EBITDA.

         Interest on the Acquisition Loan varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.75% to 2.25% (9.25% at December 31, 1999), based on the Company's ratio of total indebtedness to EBITDA or (ii) a function of the Eurodollar rate plus a margin ranging from 2.25% to 3.75%, based on the Company's ratio of total indebtedness to EBITDA.

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

         The Company failed to maintain the required fixed charge coverage, interest coverage and leverage ratio as of December 31, 1998. The Company's lender agreed to waive the requirements as of December 31, 1998 and amend the definition of EBITDA for calculating the covenants in the future. As of December 31, 1999, the Company is in compliance with these ratios.

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

         On November 28, 1999, the Company's Senior Credit Facility was amended and restated (the "Third Amendment"). The Third Amendment provides for, among other things, (i) up to $3.0 million in bridge loan advances under the Acquisition Loan for certain purposes (the "Bridge Loan Advances"), (ii) a release of the $3.0 million reserve on the Revolver borrowing base in an amount equal to the Bridge Loan Advances actually made and (iii) a change to the definitions for purposes of calculating the Pro Forma Availability covenant.

         Proceeds from any borrowings under the Bridge Loan Advances are restricted, and may be used by the Company solely to satisfy certain liabilities (as defined in the agreement). The Bridge Loan Advances will be mandatorily payable on the occurrence of certain events (as defined in the Third Amendment). The interest rate on the Bridge Loan Advances is equal to the interest rate on the Acquisition Loan.

         In connection with the Third Amendment, a corporate affiliate of Paul
J. Ramsay, Chairman of the Board of the Company, entered into a Junior Subordinated Note Purchase Agreement with the Senior Facility lender to participate in the Senior Credit Facility in an amount equal to the Bridge Loan Advances.

         On January 25, 2000, the Company entered into a subordinated note and warrant purchase agreement, with an unrelated financial institution for an aggregate principal amount of

$5.0 million (the "Subordinated Note"). The Subordinated Note permits the financial institution to purchase, under certain conditions, up to 475,000 warrants which are convertible into the Company's common stock. Borrowings under the Subordinated Note bear interest at a rate of 12.5% per annum. The interest is payable quarterly, and the principal balance and any unpaid interest is due January 25, 2007. The Company's Senior Credit Facility was amended on January 25, 2000 to provide for the approval of the Subordinated Note.

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

         There can, however, be no assurance that additional financing will be available on acceptable terms. In addition, the Company's Senior Credit Facility places restrictions on the Company's ability to incur additional indebtedness which could adversely affect its ability to raise additional capital through debt financing.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         While the Company is exposed to changes in interest rates as a result of its outstanding variable rate debt, the Company does not currently utilize any derivative financial instruments related to its interest rate exposure. The Company believes that its exposure to market risk will not result in a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item with respect to the Company's executive officers and directors will be contained in the Company's definitive Proxy Statement ("Proxy Statement") for its 2000 Annual Meeting of Stockholders to be held on May 31, 2000 and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1999.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      DOCUMENTS FILED AS PART OF THE REPORT:

                  1.  FINANCIAL STATEMENTS

                           Information with respect to this Item is contained on
                  Pages F-1 to F-35 of this Annual Report on Form 10-K.

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

         (b)      REPORTS ON FORM 8-K:

                  On May 21, 1999, the Company filed with the Commission a Current Report on Form 8-K related to a change in Registrant's Certifying Accountants.

         (c)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K:

                  Exhibits required to be filed by the Company pursuant to Item 601 of Regulation S-K are contained in Exhibits listed in response to Item 14(a)3, and are incorporated herein by reference. The agreements, management contracts and compensatory plans and arrangements required to be filed as an Exhibit to this Form 10-K are listed in Exhibits 10.64, 10.66, 10.69, 10.71, 10.72, 10.76, 10.77, 10.79, 10.91, 10.97, 10.99,
                  10.101, 10.102, 10.104, 10.105, 10.110, 10.136, 10.137 and
                  10.143.

                                POWER OF ATTORNEY

         The Registrant, and each person whose signature appears below, hereby appoints Luis E. Lamela and Thomas M. Haythe as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.

                                    RAMSAY YOUTH SERVICES, INC.


Dated:     3/15/00                  By  /s/ Luis E. Lamela
                                        ---------------------------------------
                                        Luis E. Lamela
                                        President and Chief Executive Officer



Dated:     3/15/00                  By  /s/ Marcio C. Cabrera
                                        ---------------------------------------
                                        Marcio C. Cabrera
                                        Executive Vice President and
                                        Chief Financial Officer


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    SIGNATURE/TITLE


Dated:     3/15/00                  By  /s/ Paul J. Ramsay
                                        ---------------------------------------
                                        Paul J. Ramsay
                                        Chairman of the Board of Directors



Dated:     3/15/00                  By  /s/ Luis E. Lamela
                                        ---------------------------------------
                                        Luis E. Lamela
                                        Chief Executive Officer, Executive Vice
                                        Chairman of the Board and Director

                                    SIGNATURE/TITLE




Dated:     3/15/00                  By  /s/ Aaron Beam, Jr.
                                        ---------------------------------------
                                        Aaron Beam, Jr.
                                        Director




Dated:     3/15/00                  By  /s/ Peter J. Evans
                                        ---------------------------------------
                                        Peter J. Evans
                                        Director



Dated:     3/15/00                  By  /s/ Thomas M. Haythe
                                        ---------------------------------------
                                        Thomas M. Haythe
                                        Director



Dated:     3/15/00                  By  /s/ Steven J. Shulman
                                        ---------------------------------------
                                        Steven J. Shulman
                                        Director



Dated:     3/15/00                  By  /s/ Michael S. Siddle
                                        ---------------------------------------
                                        Michael S. Siddle
                                        Director

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

         The following consolidated financial statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 14(a)(1):

                                                                                 Page
                                                                                Number
                                                                                ------
Report of Independent Auditors .................................................  F-2
Report of Independent Certified Public Accountants .............................  F-3
Consolidated Balance Sheets - December 31, 1999,
    December 31, 1998 and June 30, 1998 ........................................  F-4
Consolidated Statements of Operations - For the Year
    Ended December 31, 1999, for the Six Months Ended
    December 31, 1998 and 1997 (unaudited) and for the
    Years Ended June 30, 1998 and 1997 .........................................  F-6
Consolidated Statements of Redeemable Preferred Stock and
    Stockholders' Equity - For the Year Ended December 31, 1999,
    for the Six Months Ended December 31, 1998 and for the
    Years Ended June 30, 1998 and 1997 .........................................  F-7
Consolidated Statements of Cash Flows - For the Year Ended
    December 31, 1999, for the Six Months Ended December 31, 1998
    and 1997 (unaudited) and for the Years Ended June 30, 1998 and 1997 ........  F-8
Notes to Consolidated Financial Statements .....................................  F-9



         All schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Ramsay Youth Services, Inc. and Subsidiaries


         We have audited the accompanying consolidated balance sheet of Ramsay Youth Services, Inc. and subsidiaries (the "Company") as of December 31, 1999 and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1999 and the consolidated results of operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

         The consolidated financial statements give retroactive effect to the acquisition by Ramsay Youth Services, Inc. of Ramsay Hospital Corporation of Louisiana, Inc. on June 30, 1999, which has been accounted for in a manner similar to a pooling of interests as described in Note 6 paragraph 9 to the accompanying consolidated financial statements. Other auditors previously audited and reported on the balance sheets of Ramsay Youth Services, Inc. as of December 31, 1998 and June 30, 1998 and the related statements of operations, redeemable preferred stock and stockholders' equity, and cash flows for the six months ended December 31, 1998 and the years ended June 30, 1998 and 1997, prior to their restatement to give effect to the 1999 acquisition. The pre-acquisition consolidated financial statements of Ramsay Youth Services, Inc. reflected $56,138,000 and $85,091,000 of total assets at December 31, 1998 and June 30, 1998, respectively, and $47,892,000, $155,197,000 and $134,669,000, respectively of total revenues for the six months ended December 31, 1998 and the years ended June 30, 1998 and 1997, of the respective restated totals. We audited the combination of the accompanying consolidated balance sheets of Ramsay Youth Services, Inc. and subsidiaries as of December 31, 1998 and June 30, 1998, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity, and cash flows for the six month period ended December 31, 1998 and the years ended June 30, 1998 and 1997, after restatement to give effect to the 1999 acquisition. In our opinion, such consolidated financial statements have been properly combined on the basis described in Note 6 paragraph 9 to the consolidated financial statements.


DELOITTE & TOUCHE LLP






Miami, Florida
March 13, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Ramsay Youth Services, Inc. and Subsidiaries


         We have audited the accompanying consolidated balance sheets of Ramsay Youth Services, Inc. and subsidiaries (the "Company") as of December 31, 1998 and June 30, 1998, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity, and cash flows for the six month period ended December 31, 1998 and for each of the two years in the period ended June 30, 1998, prior to the transaction with Ramsay Hospital Corporation of Louisiana, Inc. described in Note 6 (which statements are not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ramsay Youth Services, Inc. and subsidiaries at December 31, 1998 and June 30, 1998, and the consolidated results of their operations and their cash flows for the six month period ended December 31, 1998 and for each of the two years in the period ended June 30, 1998, prior to the transaction with Ramsay Hospital Corporation of Louisiana, Inc. described in Note 6 (which statements are not presented separately herein) in conformity with generally accepted accounting principles in the United States.




                                             ERNST & YOUNG LLP


Miami, Florida
March 15, 1999

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                      December 31,
                                                              ----------------------------       June 30,
                                                                  1999            1998             1998
                                                              -----------      -----------      -----------
                                                                                (Note 1)           (Note 1)
ASSETS

Current assets
    Cash and cash equivalents ..........................      $   622,000      $ 1,478,000      $ 3,263,000
    Accounts receivable, net ...........................       15,189,000       12,859,000       12,023,000
    Amounts due from third-party contractual agencies ..        2,549,000        4,699,000        7,114,000
    Other receivables ..................................        2,409,000        6,854,000        2,143,000
    Other current assets ...............................        1,430,000        1,100,000        1,084,000
    Due from affiliate .................................               --               --        5,590,000
    Net assets held for sale ...........................               --               --       25,768,000
                                                              -----------      -----------      -----------
        Total current assets ...........................       22,199,000       26,990,000       56,985,000


Other assets
   Cash held in trust ..................................        1,893,000        1,856,000        1,964,000
   Cost in excess of net asset value of purchased
       businesses, net .................................        1,426,000        1,792,000        1,318,000
   Other intangible assets, net ........................          453,000          578,000               --
   Unamortized loan costs, net .........................          987,000        1,041,000        2,397,000
   Net assets held for sale ............................        2,090,000        2,044,000               --
                                                              -----------      -----------      -----------
        Total other assets .............................        6,849,000        7,311,000        5,679,000


Property and equipment
   Land ................................................        3,448,000        2,721,000        2,648,000
   Buildings and improvements ..........................       30,126,000       28,456,000       29,698,000
   Equipment, furniture and fixtures ...................       13,225,000       12,148,000       11,422,000
                                                              -----------      -----------      -----------
                                                               46,799,000       43,325,000       43,768,000

   Less accumulated depreciation .......................       19,221,000       16,998,000       15,390,000
                                                              -----------      -----------      -----------
                                                               27,578,000       26,327,000       28,378,000
                                                              -----------      -----------      -----------

                                                              $56,626,000      $60,628,000      $91,042,000
                                                              ===========      ===========      ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                 December 31,
                                                                     ---------------------------------          June 30,
                                                                         1999                1998                1998
                                                                     -------------       -------------       -------------
                                                                                            (Note 1)           (Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable ...........................................      $   7,274,000       $   5,113,000       $   6,040,000
   Accrued salaries and wages .................................          2,975,000           2,533,000           3,973,000
   Other accrued liabilities ..................................          3,601,000          11,479,000           9,609,000
   Amounts due to third-party contractual agencies ............          5,193,000           7,565,000          13,043,000
   Due to affiliate ...........................................            600,000           1,200,000             700,000
   Current portion of long-term debt ..........................          1,394,000             675,000          21,219,000
                                                                     -------------       -------------       -------------
         Total current liabilities ............................         21,037,000          28,565,000          54,584,000

Noncurrent liabilities
   Other accrued liabilities ..................................          6,934,000          10,817,000          13,071,000
   Long-term debt, less current portion .......................         11,561,000           7,332,000          14,398,000


Redeemable preferred stock ....................................                 --                  --           6,740,000

Commitments and contingencies

Stockholders' equity
   Class B convertible preferred stock, Series C, $1 par
       value - authorized 152,321 shares; none issued or
       outstanding at December 31, 1999 and 1998, 142,486
       shares issued and outstanding at June 30, 1998 .........                 --                  --             414,000
   Class B convertible preferred stock, Series 1996, $1 par
       value - authorized 100,000 shares; none issued or
       outstanding at December 31, 1999 and 1998, 100,000
       shares issued and outstanding at June 30, 1998 .........                 --                  --           3,113,000
   Common stock $.01 par value - authorized 30,000,000
       shares; issued 9,086,191 shares at December 31,
       1999, 9,079,245 shares at December 31, 1998 and
       3,817,800 shares at June 30, 1998 ......................             90,000              90,000              38,000
   Additional paid-in capital .................................        126,138,000         126,075,000         107,611,000
   Accumulated deficit ........................................       (105,235,000)       (108,352,000)       (105,028,000)
   Treasury stock - 193,850 common shares at December 31,
       1999, December 31, 1998 and June 30, 1998, at cost .....         (3,899,000)         (3,899,000)         (3,899,000)
                                                                     -------------       -------------       -------------
           Total stockholders' equity .........................         17,094,000          13,914,000           2,249,000
                                                                     -------------       -------------       -------------

                                                                     $  56,626,000       $  60,628,000       $  91,042,000
                                                                     =============       =============       =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Year Ended    Six Months Ended December 31,           Year Ended June 30,
                                                   December 31,   -----------------------------    ------------------------------
                                                       1999           1998            1997              1998            1997
                                                   ------------   -------------    ------------    -------------    -------------
                                                                                   (unaudited)
Revenues:
   Provider-based revenue ......................   $ 81,474,000    $ 47,892,000    $ 64,334,000    $ 130,898,000    $ 132,955,000
   Managed care revenue ........................             --              --      13,208,000       24,313,000        1,964,000
                                                   ------------    ------------    ------------    -------------    -------------
TOTAL REVENUES .................................     81,474,000      47,892,000      77,542,000      155,211,000      134,919,000
                                                   ------------    ------------    ------------    -------------    -------------

Operating Expenses:
   Salaries, wages and benefits ................     49,283,000      28,313,000      39,604,000       82,740,000       67,793,000
   Other operating expenses ....................     25,024,000      17,470,000      23,316,000       53,489,000       45,122,000
   Managed care patient costs ..................             --              --       5,396,000       10,766,000        1,704,000
   Provision for doubtful accounts .............      1,896,000       1,549,000       2,193,000        6,649,000        5,688,000
   Depreciation and amortization ...............      2,366,000       1,627,000       3,281,000        5,714,000        5,473,000
   Restructuring charges .......................             --              --              --        2,349,000               --
   Asset impairment charges ....................             --              --              --       18,316,000               --
                                                   ------------    ------------    ------------    -------------    -------------
TOTAL OPERATING EXPENSES .......................     78,569,000      48,959,000      73,790,000      180,023,000      125,780,000
                                                   ------------    ------------    ------------    -------------    -------------

INCOME (LOSS) FROM OPERATIONS ..................      2,905,000      (1,067,000)      3,752,000      (24,812,000)       9,139,000

Non-operating income (expenses):
   Other income ................................      1,548,000       8,059,000         197,000          256,000        2,050,000
   Gain on sale of assets ......................             --       2,039,000              --               --               --
   Interest and other financing charges ........     (1,268,000)     (1,655,000)     (2,791,000)      (7,230,000)      (5,962,000)
   Losses related to asset sales and closed
     businesses ................................             --        (947,000)             --      (12,483,000)              --
                                                   ------------    ------------    ------------    -------------    -------------
     Total non-operating income (expenses),
       net .....................................        280,000       7,496,000      (2,594,000)     (19,457,000)      (3,912,000)

INCOME (LOSS) BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM ..........................      3,185,000       6,429,000       1,158,000      (44,269,000)       5,227,000

Provision for income taxes .....................         68,000       1,591,000              --        9,985,000        1,815,000
                                                   ------------    ------------    ------------    -------------    -------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ........      3,117,000       4,838,000       1,158,000      (54,254,000)       3,412,000
Extraordinary item:
   Loss from early extinguishment of debt ......             --      (2,811,000)     (3,574,000)      (4,322,000)              --
                                                   ------------    ------------    ------------    -------------    -------------

NET INCOME (LOSS) ..............................   $  3,117,000    $  2,027,000    $ (2,416,000)   $ (58,576,000)   $   3,412,000
                                                   ============    ============    ============    =============    =============

Income (loss) attributable to common
   stockholders before extraordinary item ......   $  3,117,000    $  4,182,000    $    754,000    $ (55,219,000)   $   3,050,000

Extraordinary item .............................             --      (2,811,000)     (3,574,000)      (4,322,000)              --
                                                   ------------    ------------    ------------    -------------    -------------

Income (loss) attributable to common
   stockholders ................................   $  3,117,000    $  1,371,000    $ (2,820,000)   $ (59,541,000)   $   3,050,000
                                                   ============    ============    ============    =============    =============

Income (loss) per common share:
   Basic:
     Before extraordinary item .................   $        .35    $        .93    $        .21    $      (15.36)   $        1.09
     Extraordinary item:
       Loss from early extinguishment of debt ..             --            (.63)          (1.00)           (1.20)              --
                                                   ------------    ------------    ------------    -------------    -------------

                                                   $        .35    $        .30    $       (.79)   $      (16.56)   $        1.09
                                                   ============    ============    ============    =============    =============

   Diluted:
     Before extraordinary item .................   $        .33    $        .70    $        .18    $      (15.36)   $        1.00
     Extraordinary item:
       Loss from early extinguishment of debt ..             --            (.47)           (.86)           (1.20)              --
                                                   ------------    ------------    ------------    -------------    -------------

                                                   $        .33    $        .23    $       (.68)   $      (16.56)   $        1.00
                                                   ============    ============    ============    =============    =============
Weighted average number of common
   shares outstanding:
   Basic .......................................      8,890,000       4,487,000       3,574,000        3,595,000        2,801,000
                                                   ============    ============    ============    =============    =============
   Diluted .....................................      9,538,000       5,971,000       4,139,000        3,595,000        3,409,000
                                                   ============    ============    ============    =============    =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                            AND STOCKHOLDERS' EQUITY

                                      Convertible                                                 Class B
                                       Redeemable         Redeemable           Class B          Convertible
                                       Preferred           Preferred         Convertible         Preferred
                                         Stock              Stock             Preferred            Stock
                                         Series             Series              Stock              Series               Common
                                          1997              1997-A             Series C             1996                Stock
                                      -------------      -------------      -------------       -------------       -------------

BALANCE AT JULY 1, 1996 ........      $          --      $          --      $     233,000       $          --       $      29,000

Shares issued in connection
  with employee stock purchase
  plan (5,286 shares) ..........                 --                 --                 --                  --                  --
Shares issued in connection
  with management and
  directors' fees (131,282
  shares) ......................                 --                 --                 --                  --               1,000
Issuance of common stock
  (711,942 shares) and Series
  1996 preferred stock (100,000
  shares and accrued dividends
  of $121,000) in connection
  with merger, net of costs ....                 --                 --                 --           3,121,000               7,000
Issuance of warrants (83,333
  shares) ......................                 --                 --                 --                  --                  --
Dividends on Class B
  convertible preferred stock,
  Series C .....................                 --                 --            271,000                  --                  --
Net income .....................                 --                 --                 --                  --                  --
                                      -------------      -------------      -------------       -------------       -------------
BALANCE AT JUNE 30, 1997 .......                 --                 --            504,000           3,121,000              37,000

Issuance of preferred stock ....          2,400,000          4,000,000                 --                  --                  --
Dividends on Series 1997
  preferred stock ..............             69,000                 --                 --                  --                  --
Dividends on Series 1997-A
  preferred stock ..............                 --            271,000                 --                  --                  --
Dividends on Class B
  convertible preferred stock,
  Series C .....................                 --                 --            362,000                  --                  --
Dividends on Class B
  convertible preferred stock,
  Series 1996 ..................                 --                 --                 --             150,000                  --
Accrued dividends exchanged for
  preferred stock, Series 1997-A                 --                 --           (452,000)           (158,000)                 --
Issuance of common stock
  (83,333 shares) in connection
  with merger ..................                 --                 --                 --                  --               1,000
Issuance of warrants (166,667
  shares) in connection with
  merger .......................                 --                 --                 --                  --                  --
Issuance of common stock in
  connection with employee
  stock purchase plan (6,486
  shares) ......................                 --                 --                 --                  --                  --
Exercise of stock options
  (11,100 shares) ..............                 --                 --                 --                  --                  --
Issuance of options to purchase
  common stock .................                 --                 --                 --                  --                  --
Net loss .......................                 --                 --                 --                  --                  --
                                      -------------      -------------      -------------       -------------       -------------
BALANCE AT JUNE 30, 1998 .......          2,469,000          4,271,000            414,000           3,113,000              38,000

Issuance of common stock in
  connection with employment
  agreement (33,333 shares) ....                 --                 --                 --                  --                  --
Issuance of common stock in
  connection with employee
  stock purchase plan (2,044
  shares) ......................                 --                 --                 --                  --                  --
Issuance of common stock
  (1,037,037 shares) in
  connection with private
  placement, net of costs ......                 --                 --                 --                  --              10,000
Dividends on Class B
  convertible redeemable
  preferred stock, Series 1997..            (69,000)                --                 --                  --                  --
Dividends on Class B redeemable
  preferred stock, Series 1997-A                 --            151,000                 --                  --                  --
Dividends on Class B
  convertible preferred stock,
  Series C .....................                 --                 --            166,000                  --                  --
Dividends on Class B
  convertible preferred stock,
  Series 1996 ..................                 --                 --                 --              68,000                  --
Redemption of preferred stock,
  Series 1997 ..................         (2,625,000)                --                 --                  --                  --
Redemption premium on preferred
  stock, Series 1997 ...........            125,000                 --                 --                  --                  --
Accretion of offering costs on
  preferred stock ..............            100,000                 --                 --                  --                  --
Issuance of common stock
  (1,310,222 shares) in
  connection with conversion of
  Class B redeemable preferred
  stock, Series 1997-A .........                 --         (4,422,000)                --                  --              13,000
Issuance of common stock
  (753,285 shares) in
  connection with conversion of
  Class B convertible preferred
  stock, Series C ..............                 --                 --           (580,000)                 --               8,000
Issuance of common stock
  (445,469 shares) in
  connection with conversion of
  Class B convertible preferred
  stock, Series 1996 ...........                 --                 --                 --          (3,181,000)              4,000
Issuance of common stock
  (609,123 shares) in
  connection with conversion of
  Senior Subordinated Bridge
  Note, including accrued
  interest .....................                 --                 --                 --                  --               6,000
Issuance of common stock
  (1,071,227 shares) in
  connection with conversion of
  Junior Subordinated Note,
  including accrued interest ...                 --                 --                 --                  --              11,000
Forgiveness of amounts due from
  affiliates ...................                 --                 --                 --                  --                  --
Dividends ......................                 --                 --                 --                  --                  --
Net income .....................                 --                 --                 --                  --                  --
                                      -------------      -------------      -------------       -------------       -------------
BALANCE AT DECEMBER 31, 1998 ...                 --                 --                 --                  --              90,000

Issuance of common stock in
  connection with employee
  stock purchase plan (13,040
  shares) ......................                 --                 --                 --                  --                  --
Costs in connection with
  issuance of common stock .....                 --                 --                 --                  --                  --
Refunded registration costs ....                 --                 --                 --                  --                  --
Issuance of options to purchase
  common stock .................                 --                 --                 --                  --                  --
Net income .....................                 --                 --                 --                  --                  --
                                      -------------      -------------      -------------       -------------       -------------
Balance at December 31, 1999 ...      $          --      $          --      $          --       $          --       $      90,000
                                      =============      =============      =============       =============       =============







                                      Additional
                                        Paid-in           Accumulated          Treasury
                                        Capital             Deficit              Stock
                                     -------------       -------------       -------------

BALANCE AT JULY 1, 1996 ........     $ 100,474,000       $ (49,864,000)      $  (3,899,000)

Shares issued in connection
  with employee stock purchase
  plan (5,286 shares) ..........            40,000                  --                  --
Shares issued in connection
  with management and
  directors' fees (131,282
  shares) ......................           921,000                  --                  --
Issuance of common stock
  (711,942 shares) and Series
  1996 preferred stock (100,000
  shares and accrued dividends
  of $121,000) in connection
  with merger, net of costs ....         5,640,000                  --                  --
Issuance of warrants (83,333
  shares) ......................           212,000                  --                  --
Dividends on Class B
  convertible preferred stock,
  Series C .....................          (362,000)                 --                  --
Net income .....................                --           3,412,000                  --
                                     -------------       -------------       -------------
BALANCE AT JUNE 30, 1997 .......       106,925,000         (46,452,000)         (3,899,000)

Issuance of preferred stock ....                --                  --                  --
Dividends on Series 1997
  preferred stock ..............          (181,000)                 --                  --
Dividends on Series 1997-A
  preferred stock ..............          (271,000)                 --                  --
Dividends on Class B
  convertible preferred stock,
  Series C .....................          (362,000)                 --                  --
Dividends on Class B
  convertible preferred stock,
  Series 1996 ..................          (150,000)                 --                  --
Accrued dividends exchanged for
  preferred stock, Series 1997-A                --                  --                  --
Issuance of common stock
  (83,333 shares) in connection
  with merger ..................           812,000                  --                  --
Issuance of warrants (166,667
  shares) in connection with
  merger .......................           657,000                  --                  --
Issuance of common stock in
  connection with employee
  stock purchase plan (6,486
  shares) ......................            46,000                  --                  --
Exercise of stock options
  (11,100 shares) ..............           112,000                  --                  --
Issuance of options to purchase
  common stock .................            23,000                  --                  --
Net loss .......................                --         (58,576,000)                 --
                                     -------------       -------------       -------------
BALANCE AT JUNE 30, 1998 .......       107,611,000        (105,028,000)         (3,899,000)

Issuance of common stock in
  connection with employment
  agreement (33,333 shares) ....           175,000                  --                  --
Issuance of common stock in
  connection with employee
  stock purchase plan (2,044
  shares) ......................            10,000                  --                  --
Issuance of common stock
  (1,037,037 shares) in
  connection with private
  placement, net of costs ......         3,304,000                  --                  --
Dividends on Class B
  convertible redeemable
  preferred stock, Series 1997..           (45,000)                 --                  --
Dividends on Class B redeemable
  preferred stock, Series 1997-A          (150,000)                 --                  --
Dividends on Class B
  convertible preferred stock,
  Series C .....................          (166,000)                 --                  --
Dividends on Class B
  convertible preferred stock,
  Series 1996 ..................           (68,000)                 --                  --
Redemption of preferred stock,
  Series 1997 ..................                --                  --                  --
Redemption premium on preferred
  stock, Series 1997 ...........          (125,000)                 --                  --
Accretion of offering costs on
  preferred stock ..............          (100,000)                 --                  --
Issuance of common stock
  (1,310,222 shares) in
  connection with conversion of
  Class B redeemable preferred
  stock, Series 1997-A .........         4,409,000                  --                  --
Issuance of common stock
  (753,285 shares) in
  connection with conversion of
  Class B convertible preferred
  stock, Series C ..............           572,000                  --                  --
Issuance of common stock
  (445,469 shares) in
  connection with conversion of
  Class B convertible preferred
  stock, Series 1996 ...........         3,177,000                  --                  --
Issuance of common stock
  (609,123 shares) in
  connection with conversion of
  Senior Subordinated Bridge
  Note, including accrued
  interest .....................         2,577,000                  --                  --
Issuance of common stock
  (1,071,227 shares) in
  connection with conversion of
  Junior Subordinated Note,
  including accrued interest ...         5,412,000                  --                  --
Forgiveness of amounts due from
  affiliates ...................          (518,000)         (5,051,000)                 --
Dividends ......................                --            (300,000)                 --
Net income .....................                --           2,027,000                  --
                                     -------------       -------------       -------------
BALANCE AT DECEMBER 31, 1998 ...       126,075,000        (108,352,000)         (3,899,000)

Issuance of common stock in
  connection with employee
  stock purchase plan (13,040
  shares) ......................            30,000                  --                  --
Costs in connection with
  issuance of common stock .....           (36,000)                 --                  --
Refunded registration costs ....            60,000                  --                  --
Issuance of options to purchase
  common stock .................             9,000                  --                  --
Net income .....................                --           3,117,000                  --
                                     -------------       -------------       -------------
Balance at December 31, 1999 ...     $ 126,138,000       $(105,235,000)      $  (3,899,000)
                                     =============       =============       =============





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                       Year Ended     Six Months Ended December 31,        Year Ended June 30,
                                                       December 31,   ----------------------------    ----------------------------
                                                          1999            1998            1997            1998           1997
                                                      ------------    ------------    ------------    ------------    ------------
                                                                                      (unaudited)
Operating activities
    Net income (loss) ............................... $  3,117,000    $  2,027,000    $ (2,416,000)   $(58,576,000)   $  3,412,000
    Adjustments to reconcile net income (loss) to
      net cash (used in) provided by operating
      activities:
       Depreciation .................................    1,845,000       1,316,000       2,299,000       4,123,000       4,681,000
       Amortization, including loan costs ...........      761,000         349,000       1,125,000       2,229,000       1,152,000
       Asset impairment charges .....................           --              --              --      18,316,000              --
       Loss from early extinguishment of debt .......           --       2,811,000       3,574,000       4,322,000              --
       Write-off of development and other costs .....           --              --              --              --         571,000
       Loss related to asset sales and closed
        businesses ..................................           --         947,000              --      12,483,000              --
       Gain on sale of assets .......................           --      (2,039,000)             --              --              --
       Provision for deferred income taxes ..........           --              --              --       9,411,000       1,222,000
       Provision for doubtful accounts ..............    1,896,000       1,549,000       2,193,000       6,649,000       5,688,000
       Management and director fees paid in common
        stock .......................................           --              --              --              --         922,000
       Expenses paid with equity instruments ........        9,000              --              --          23,000         212,000
Change in operating assets and liabilities net of
  effects of business acquired
       Increase in accounts receivable ..............   (3,483,000)     (1,588,000)     (3,426,000)     (5,031,000)     (6,992,000)
       Decrease (increase) in other current assets ..    6,427,000      (2,442,000)       (559,000)       (863,000)      1,284,000
       Increase (decrease) in accounts payable ......    1,433,000        (960,000)     (2,075,000)      1,009,000       1,503,000
       (Decrease) increase in accrued salaries,
        wages and other liabilities .................  (11,476,000)     (3,862,000)       (819,000)      5,713,000      (2,536,000)
       (Decrease) increase in amounts due to
        third-party contractual agencies ............   (2,372,000)     (5,478,000)         63,000       1,778,000      (1,360,000)
                                                      ------------    ------------    ------------    ------------    ------------
            Total adjustments .......................   (4,960,000)     (9,397,000)      2,375,000      60,162,000       6,347,000
                                                      ------------    ------------    ------------    ------------    ------------
Net cash (used in) provided by operating
  activities ........................................   (1,843,000)     (7,370,000)        (41,000)      1,586,000       9,759,000
                                                      ------------    ------------    ------------    ------------    ------------
Investing activities
   Increase in net assets held for sale .............      (46,000)       (969,000)             --              --              --
   Proceeds from sale of subsidiary and property
     and equipment ..................................           --      29,600,000              --      21,505,000              --
   Expenditures for property and equipment ..........   (1,864,000)       (895,000)     (2,760,000)     (7,777,000)     (3,490,000)
   Acquisitions .....................................   (1,195,000)       (357,000)             --              --              --
   Preopening costs .................................           --              --         (35,000)             --        (386,000)
   Acquisition of business, net of cash acquired ....           --        (969,000)       (300,000)       (300,000)             --
   Cash held in trust ...............................      (37,000)        108,000          (3,000)     (1,137,000)        268,000
   Other noncurrent assets ..........................           --              --              --        (892,000)        237,000
                                                      ------------    ------------    ------------    ------------    ------------
Net cash (used in) provided by investing
  activities ........................................   (3,142,000)     26,518,000      (3,098,000)     11,399,000      (3,371,000)
                                                      ------------    ------------    ------------    ------------    ------------
Financing activities
   Loan costs .......................................     (216,000)     (1,629,000)     (3,079,000)     (3,231,000)     (1,755,000)
   Payment of costs related to acquisition ..........           --              --              --              --        (365,000)
   Amounts (paid to) received from affiliate ........     (600,000)      1,592,000              --       6,429,000       1,124,000
   Distributions to minority interests ..............           --              --              --              --        (900,000)
   Proceeds from acquisition of subsidiary ..........           --              --              --              --       1,474,000
   Dividends ........................................           --        (300,000)             --              --              --
   Net proceeds from exercise of options and stock
     purchases ......................................       30,000          10,000         130,000         158,000          40,000
   Proceeds from issuance of debt ...................    5,598,000      10,000,000      54,900,000      50,786,000              --
   Payments on debt .................................     (707,000)    (31,181,000)    (50,851,000)    (68,768,000)    (10,906,000)
   Payments of costs related to early
     extinguishment of debt .........................           --              --      (2,229,000)     (2,229,000)             --
   Payment of preferred stock dividends .............           --        (114,000)        (57,000)       (112,000)        (91,000)
   Proceeds from issuance of preferred stock ........           --              --       5,284,000       5,284,000              --
   Redemption of preferred stock ....................           --      (2,625,000)             --              --              --
   Proceeds from issuance of common stock, net ......           --       3,314,000              --              --              --
   Refunded registration costs ......................       60,000              --              --              --              --
   Registration costs ...............................      (36,000)             --              --              --              --
   Payment of costs related to issuance of stock ....           --              --        (100,000)       (100,000)       (762,000)
                                                      ------------    ------------    ------------    ------------    ------------
Net cash provided by (used in) financing activities..    4,129,000     (20,933,000)      3,998,000     (11,783,000)    (12,141,000)
                                                      ------------    ------------    ------------    ------------    ------------
Net (decrease) increase in cash and cash
  equivalents .......................................     (856,000)     (1,785,000)        859,000       1,202,000      (5,753,000)
Cash and cash equivalents at beginning of period ....    1,478,000       3,263,000       2,061,000       2,061,000       7,814,000
                                                      ------------    ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period .......... $    622,000    $  1,478,000    $  2,920,000    $  3,263,000    $  2,061,000
                                                      ============    ============    ============    ============    ============

Cash paid during the period for:
    Interest  (net of amount capitalized) ........... $    982,000    $  1,343,000    $    969,000    $  6,276,000    $  4,663,000
                                                      ============    ============    ============    ============    ============
    Income taxes .................................... $    460,000    $    356,000    $    458,000    $    773,000    $    129,000
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


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INDUSTRY

         Ramsay Youth Services, Inc. and its subsidiaries (the "Company") is a leading quality provider and manager of diversified education, treatment and community based programs and services for at-risk and troubled youth in residential and non-residential settings nationwide. The Company offers its full spectrum of education and treatment programs and services in Alabama, Florida, Missouri, Michigan, Nevada, North Carolina, South Carolina, Texas, Utah and the Commonwealth of Puerto Rico. The Company also provides a limited range of adult behavioral services at certain of its locations in response to community demand.

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

         The mix of receivables from residents and third-party payors at December 31, 1999 was as follows:


         State Agencies             32.3%
         Medicaid                   26.4
         Medicare                    9.9
         Commercial                 11.3
         Managed Care                5.6
         Self-Pay                    4.9
         Other                       9.6
                                  ------
                                   100.0%
                                  ======

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

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash on hand and short-term, highly liquid, interest-bearing investments consisting primarily of money market mutual funds. Deposits in banks may exceed the amount

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


of insurance provided on such deposits. The Company performs reviews of the credit worthiness of its depository banks. The Company has not experienced any losses on its deposits of cash in banks.

CASH HELD IN TRUST

         Cash held in trust includes cash held in escrow from the sale of certain assets (see Note 2) and cash and short term investments set-aside for the payment of losses in connection with the Company's self-insured retention for professional and general liability claims.

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

         Accumulated amortization of the Company's cost in excess of net asset value of purchased businesses, other intangible assets and loan costs as of December 31, 1999, December 31, 1998 and June 30, 1998 was $2,407,000,
$2,621,000 and $4,560,000, respectively.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost less accumulated depreciation, except for assets considered to be impaired pursuant to Statement of Financial Accounting Standards (SFAS) No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which are stated at fair value of the assets as of the date the assets are determined to be impaired. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations.

         Depreciation is computed substantially on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes. Depreciation is not recorded on assets determined to be impaired or during the period they are held for sale. The general range of estimated useful lives for financial reporting purposes is twenty to forty years for buildings and five to twenty years for equipment. For the year ended December 31, 1999, the six months ended December 31, 1998 and 1997 and the years ended June 30, 1998 and 1997, depreciation expense recorded on the Company's property and equipment totaled $1,845,000, $1,316,000, $2,299,000, $4,123,000 and $4,681,000, respectively.

REVENUE RECOGNITION

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

EARNINGS PER SHARE

         For all periods presented, the Company has calculated earnings per share in accordance with SFAS No. 128, EARNINGS PER SHARE, which became effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 simplifies and replaces the standards for computing earnings per share previously required in APB Opinion No. 15, EARNINGS PER SHARE, and makes them comparable to international earnings per share standards.

STOCK-BASED COMPENSATION

         The Company adopted SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, during fiscal 1997 and continues to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of financial instruments including cash and cash equivalents, accounts receivable from services, and accounts payable approximate fair value as of December 31, 1999 due to the

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


short maturity of the instruments and reserves for potential losses, as applicable. The carrying amounts of long-term debt obligations issued pursuant to the Company's bank credit agreements and revolving credit facility approximate fair value because the interest rates on these instruments is subject to change with market interest rates.

SEGMENT INFORMATION

         Effective July 1, 1998, the Company adopted SFAS No. 131, "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" which requires public companies to report segment information in annual financial statements and also requires these companies to report selected segment information in interim financial reports to shareholders. The Company has determined that it has only one reportable segment.

FUTURE ACCOUNTING REQUIREMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", which establishes standards for the accounting and reporting of derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. This statement is effective for years beginning after June 15, 2000. The adoption of this new accounting standard is not expected to have a material impact on the Company's consolidated financial position or results of operations.

RECLASSIFICATIONS

         Certain reclassifications have been made to the financial statements of prior periods to conform with the 1999 presentation.

2.       ASSET SALES AND CLOSED BUSINESSES

         During the year ended June 30, 1998, the Company changed its strategic direction from an organization which provides and manages a full range of behavioral healthcare services to an organization engaged in providing services for at-risk youth. In connection with its revised strategic initiative, the Company identified for divestiture and sold certain of its psychiatric inpatient facilities, its managed care operations and other non-youth service businesses during the year ended June 30, 1998 and the six months ended December 31, 1998.

         On May 4, 1998, the Company sold its Three Rivers facility, which had been closed since June 30, 1995, for $2,000,000. Proceeds from the sale included a $500,000 cash payment at closing and a $1,500,000, 12% promissory note. The note receivable is reflected in other receivables in the accompanying balance sheets.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



         On June 2, 1998, the Company sold FPM Behavioral Health, Inc. ("FPM"), its wholly owned managed behavioral health care business, for a cash purchase price of $20,000,000, subject to certain future potential purchase price adjustments. During the year ended December 31, 1999, the Company paid $2,423,000 in purchase price adjustments relating to the FPM sale effectively reducing the FPM purchase price to $17,577,000. Management had fully reserved for this contingency as of December 31, 1998 and does not expect any future purchase price adjustments relating to the FPM sale. For the eleven-month period ended May 31, 1998, net income before taxes of the managed care business was $2,468,000 on revenues of $24,313,000.

         On June 2, 1998, the Company also sold its Greenbrier facility to an unrelated third-party for a cash purchase price of $1,600,000. The Greenbrier facility had a pre-tax net loss of $1,205,000 on revenues of $5,571,000 for the eleven-month period ended May 31, 1998.

         On September 28, 1998, the Company consummated a sale/leaseback transaction whereby the Company sold the land, building and fixed equipment of its Havenwyck facility in Auburn Hills, Michigan for the land, building and fixed equipment of its leased Desert Vista facility in Mesa, Arizona and $1,350,000 in cash. In connection with the sale/leaseback, the Company agreed to leaseback the Havenwyck facility over a term of approximately 12 years. The lease, which will be treated as an operating lease under generally accepted accounting principles, currently requires annual minimum lease payments of approximately $1,277,000, payable monthly.

         On September 28, 1998, the Company completed the sale of its management contract services division and behavioral health care facilities in Conway, South Carolina, Houma, Louisiana, Mesa, Arizona and DeSoto, Texas for a cash purchase price of $13,500,000, subject to certain future potential purchase price adjustments. During the year ended December 31, 1999, the Company paid $652,000 in purchase price adjustments relating to the sale, effectively reducing the purchase price to $12,848,000. The Company had fully reserved for this contingency as of December 31, 1998 and does not expect any future purchase price adjustments relating to this sale.

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

         On September 30, 1998, the Company completed the sale of its behavioral health care facility in Morgantown, West Virginia for a cash purchase price of $14,800,000, subject to certain future potential purchase price adjustments. During the year ended December 31, 1999, the Company paid $185,000 in purchase price adjustments relating to the sale, effectively reducing the purchase price to $14,615,000. The Company had fully reserved for this contingency as of December 31, 1998 and does not expect any future purchase price adjustments relating to this sale. The Company realized a gain on this transaction of approximately $2,039,000.

         The assets and liabilities relating to the aforementioned sales, which were consummated on September 28 and 30, 1998, and the Company's medical subacute and behavioral healthcare facility in San Antonio, Texas are reflected in the accompanying balance sheet as net assets held for sale at June 30, 1998. The assets and liabilities relating to the Company's facilities in San Antonio, Texas and Palm Bay, Florida are reflected in the accompanying balance sheet as net assets held for sale at December 31, 1998. During the year ended December 31, 1999, the Company decided to retain its medical sub-acute and behavioral healthcare facility in San Antonio, Texas. Accordingly, as of December 31, 1999, only the assets and

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



liabilities relating to the Company's Palm Bay facility are reflected in the accompanying balance sheet as net assets held for sale. The following is a summary of these assets and liabilities:

                                                           December 31,        December 31,        June 30,
                                                               1999                1998               1998
                                                           ------------       ------------       ------------
Accounts receivable, less allowance for
   doubtful accounts of $191,000 at December 31, 1998
   and $1,742,000 at June 30, 1998                         $         --       $    832,000       $ 11,005,000
Other receivables                                                25,000            124,000          1,264,000
Other current assets                                              9,000            169,000            732,000
Other noncurrent assets                                              --                 --          2,016,000
Property and equipment                                        2,067,000          3,717,000         49,895,000
Accumulated depreciation                                             --           (723,000)       (17,124,000)
Valuation allowance on property and equipment                        --         (1,159,000)       (17,576,000)
Accounts payable                                                     --           (730,000)        (1,889,000)
Accrued salaries and wages                                           --           (149,000)        (1,796,000)
Other accrued liabilities                                       (11,000)           (17,000)          (703,000)
Notes payable                                                        --            (20,000)           (56,000)
                                                           ------------       ------------       ------------
   Net assets held for sale                                $  2,090,000       $  2,044,000       $ 25,768,000
                                                           ============       ============       ============



         For the year ended December 31, 1999, revenues and net loss before taxes for the aforementioned assets totalled $108,000 and $64,000, respectively. For the six months ended December 31, 1998, revenues and net loss before taxes for the net assets held for sale totalled $4,573,000 and $341,000, respectively. For the year ended June 30, 1998, revenues and net income before taxes for the net assets held for sale totalled $67,130,000 and $2,863,000, respectively.

3.       IMPAIRMENT OF ASSETS

         The Company periodically reviews its long-lived assets (land, buildings, fixed equipment, cost in excess of net asset value of purchased businesses and other intangible assets) to determine if the carrying value of these assets is recoverable, based on the future cash flows expected from the assets.

         As previously mentioned in Note 2, during the year ended June 30, 1998, the Company changed its strategic direction and identified for divestiture certain of its businesses and facilities. In connection with this decision, the Company recorded asset impairment charges of $17,576,000 in connection with the assets held for sale at June 30, 1998. The asset impairment charge was determined based on the difference between the carrying value of the assets and the expected net proceeds from the sales. In addition, as a result of the change in strategic direction, during the year ended June 30, 1998, the Company abandoned certain projects acquired in the Summa Healthcare Group, Inc. ("Summa") purchase. As a result, the Company recorded an asset impairment charge of approximately $740,000 which represents the unamortized value assigned to these projects at the date of acquisition. The asset impairment charge was determined based on the difference between the carrying value of the assets and the expected discounted future cash flows (see Note 6).

4.       RESTRUCTURING CHARGES

         In connection with its change in strategic direction, the Company initiated a restructuring at its corporate headquarters, including the identification and communication of termination and severance arrangements to approximately 15 employees. Amounts relating to these agreements, which in the aggregate totalled $2,349,000, are reflected as restructuring charges in the accompanying statement of operations for the fiscal year ended June 30, 1998. Payments totalling approximately $1,500,000 were made against this liability during the six months ended December 31, 1998. As of December 31, 1999, this liability has been fully utilized.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



5.       ACQUISITIONS

         On December 8, 1998, the Company acquired all of the issued and outstanding shares of common stock of The Rader Group, Incorporated (the "Rader Group"), an education services organization located in Fort Walton Beach, Florida, for an aggregate purchase price of $1,000,000 plus an earn-out in future years payable to the previous shareholder if certain EBITDA targets are met. These targets have not been met for the year ended December 31, 1999. Pursuant to the Stock Purchase Agreement between the Rader Group and the Company, maximum future payments on the earn-out may not exceed $2,950,000 and will be accounted for as purchase price adjustments. The acquisition was accounted for under the purchase method of accounting. In connection with the acquisition, the Company recorded cost in excess of net asset value of purchased businesses of $651,000 and other intangible assets of $403,000. These amounts are being amortized on a straight-line basis over a term ranging from 5 to 15 years. The operations of the Rader Group have been included in the accompanying consolidated statements of operations since December 1998.

6.       TRANSACTIONS WITH AFFILIATES

         On October 1, 1996, the Company and Ramsay Managed Care, Inc. ("RMCI") entered into a merger agreement providing for the acquisition of RMCI by a wholly owned subsidiary of the Company. The transaction was approved by the shareholders of both companies on April 18, 1997 and became effective on June 10, 1997. The merger was structured as a tax-free exchange recorded using the purchase method of accounting and, accordingly, the purchase price has been primarily allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The total consideration (including acquisition costs of approximately $400,000) was approximately $24,000,000. During the year ended June 30, 1998, the Company recorded additional cost in excess of net asset value of purchased businesses of $3,200,000, related to certain contingencies, in accordance with SFAS No. 38, PREACQUISITION CONTINGENCIES OF PURCHASED ENTERPRISES.

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

         The Company recorded interest income of $440,000 during the year ended June 30, 1997 (prior to the merger), on interest-bearing amounts owed by RMCI.

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


                                                   Year Ended
                                                  June 30, 1997
                                                  -------------
                                                   (unaudited)
         Net revenues ......................      $ 158,984,000
         Net loss ..........................      $  (1,237,000)
         Basic and diluted loss per share ..      $       (0.15)


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

         On October 9, 1997, pursuant to an Agreement and Plan of Merger dated as of July 1, 1997, the Company acquired Summa for $300,000 in cash, 83,333 shares of the Company's Common Stock and fully exercisable warrants to purchase 166,667 shares of the Company's Common Stock, with an exercise price of $9.75 per share and an expiration date of July 2007. The transaction was recorded under the purchase method of accounting. The Company recorded cost in excess of net asset value of the business of approximately $1,800,000. The principal assets of Summa, whose principal stockholder was Luis E. Lamela, the Vice Chairman, a director and, President and Chief Executive Officer of the Company, consist of projects in the specialty managed care and health services industry. These projects were undertaken by the Company on July 1, 1997. As previously mentioned, due to the Company's change in strategic direction, several projects were abandoned by the Company and the Company recorded an asset impairment charge of approximately $740,000 which represents the unamortized value assigned to these projects at the date of acquisition (see Note 3). The remaining cost in excess of net asset value of the business is being amortized over approximately three years. During the year ended June 30, 1997, Summa rendered consulting services to the Company, for which it was paid $237,500.

         On June 30, 1999, the Company acquired all of the issued and outstanding shares of common stock of Ramsay Hospital Corporation of Louisiana, Inc. ("RHCL"), a holding company in liquidation whose principal asset consists of a receivable from the State of Louisiana, in a purchase transaction between companies under common control. The transaction was accounted for in a manner similar to the pooling-of-interest method. The purchase price of $700,000 is equal to the net book value of RHCL on the date of the acquisition. Accordingly, the Company's financial statements reflect the consolidated balance sheets and consolidated results of operations of both entities as if the merger had been in effect for all periods presented. As of December 31, 1999, the Company has paid $100,000 of the purchase price. Payment of the remaining $600,000 is subject to the occurrence of certain events as defined in the Company's senior credit facility (see Note 7).

         Condensed results of operations for RHCL are as follows:


                                         Six Months Ended                   Year Ended
                  Year Ended                December 31,                      June 30,
                  December 31,      ---------------------------      --------------------------
                     1999              1998             1997             1998           1997
                  -----------       -----------      ----------      ----------      ----------
                                                    (unaudited)
Revenues          $        --       $        --      $    7,000      $   14,000      $  250,000
Other income               --         7,881,000              --              --              --
Net income                 --         4,808,000           4,000           7,000         134,000



         On a combined basis, the Company reversed $1,482,000 of RHCL deferred tax liabilities. The Company does not expect these deferred tax liabilities to be utilized as a result of the Company's significant net operating loss carryovers.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



         In August 1996, Paul Ramsay Holdings Pty. Limited ("Ramsay Holdings") acquired through a private placement 91,848 shares of Common Stock of the Company at a price of $8.25 per share. The acquired shares were issued for management fees due under the Company's management agreement with another corporate affiliate (the "Management Fee Affiliate") of Mr. Ramsay during the year ended June 30, 1997.

         In October 1996, the Company issued 39,433 shares of Common Stock valued at $164,000 to its board of directors in lieu of cash payment for the year ended June 30, 1997 director fees. The Common Stock was awarded at fair market value on the date of issuance ($4.17 per share) and the amount was included in other operating expenses for the year ended June 30, 1997.

         On September 10, 1996, the Company entered into a letter agreement with the Management Fee Affiliate and Ramsay Holdings which terminated the management agreement effective July 1, 1997. In consideration for this termination, the Company issued warrants to Ramsay Holdings to purchase 83,333 shares of Common Stock at an exercise price of $7.89 per share. These warrants are fully exercisable as of September 10, 1996, expire on September 10, 2006 and had a weighted average fair value on the date of issuance of $2.55 per warrant. As a result, during the year ended June 30, 1997, the Company recorded other operating expenses of $212,000 related to these warrants.

         During the year ended June 30, 1997, pursuant to the management agreement, the Company incurred management fee expenses of $758,000 which are included in other operating expenses.

         At December 31, 1999, three corporate affiliates of Mr. Ramsay owned an aggregate voting interest in the Company of approximately 59.4%, as follows: (a) Ramsay Holdings HSA Limited owned 10.0% of the outstanding Common Stock of the Company, (b) Ramsay Holdings owned approximately 41.1% of the outstanding Common Stock of the Company and (c) Paul Ramsay Hospitals Pty. Limited ("Ramsay Hospitals") owned approximately 8.3% of the outstanding Common Stock of the Company.

7.       BORROWINGS

         The Company's long-term debt is as follows:

                                                                                        December 31,
                                                                               ----------------------------       June 30,
                                                                                   1999             1998            1998
                                                                               -----------      -----------      -----------
Variable rate Term Loan, due October 30, 2003 ...........................      $ 7,332,000      $ 8,000,000      $        --
Revolver, due October 30, 2003 ..........................................        3,108,000               --               --
Acquisition Loan, due October 30, 2003 ..................................        2,475,000               --               --
Variable rate Term Loan A ...............................................               --                         4,567,000
Variable rate Term Loan B ...............................................               --                         3,608,000
Revolver, due September 30, 1999 ........................................               --               --        6,000,000
Series A bridge note to financial institution ...........................               --               --       15,000,000
Bridge facility to affiliate, due September 30, 2005 ....................               --               --        2,500,000
Junior Subordinated Note Agreement to affiliate, due
   September 30, 2006 ...................................................               --               --        3,929,000
Other ...................................................................           40,000            7,000           13,000
                                                                               -----------      -----------      -----------
                                                                                12,955,000        8,007,000       35,617,000
Less current portion ....................................................        1,394,000          675,000       21,219,000
                                                                               -----------      -----------      -----------
                                                                               $11,561,000      $ 7,332,000      $14,398,000
                                                                               ===========      ===========      ===========



         On September 30, 1997, the Company entered into a credit facility with a financial institution consisting of (i) a term loan of $12,500,000 and a term loan of $10,000,000 (the "Term Loans"), (ii) a revolving credit facility of up to the lesser of $16,500,000 or the borrowing base of the Company's receivables (the "Revolving Credit Loan") and (iii) subordinated bridge notes, of which $15,000,000 was

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




purchased by the financial institution ("Series A Bridge Notes") and $2,500,000 was purchased by Ramsay Holdings (the "Series B Bridge Notes") (collectively referred to as the "Bridge Facility"). In connection with the refinancing, the Company recorded a loss from early extinguishment of debt of approximately $3.6 million during the six months ended December 31, 1997.

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

         During the six months ended December 31, 1998, the Company and the corporate affiliate of Mr. Ramsay agreed to (i) convert the outstanding balance of the Series B Bridge Note, including accrued interest, into 609,123 shares of the Company's Common Stock and (ii) convert the Series 1997-A Preferred Stock, including accrued dividends, into 1,310,222 shares of the Company's Common Stock.

         During the year ended June 30, 1997, the Company contemplated a separate refinancing of its credit facilities and in connection therewith, the Company entered into a derivative transaction in March 1997 to fix the interest rate on the underlying debt instrument. As a result of the Company's decision to refinance its credit facilities as described above, during the year ended June 30, 1997, the Company recorded income on the derivative transaction of approximately $1,285,000 and wrote-off approximately $600,000 of costs directly related to this previous refinancing effort.

         In June 1998, the Company prepaid a portion of the credit facility with proceeds from the sale of assets (see Note 2) and recorded a loss from early extinguishment of debt of approximately $748,000.

         In September 1998, the Company used the net proceeds from the sales of assets to (i) repay in full the Term Loans, (ii) repay in full the Series A Bridge Notes, (iii) redeem all of the outstanding shares of the Series 1997 Preferred Stock, including accrued dividends, (iv) pay $1,500,000 in previously incurred fees to the financial institution and (v) repay a portion of the Revolving Credit Loan. In connection with the repayments, the Company recorded a loss from early extinguishment of debt of approximately $2,811,000.

         On October 30, 1998, the Company refinanced the existing credit facility with proceeds from a credit facility consisting of term and revolving credit debt of $22,000,000 (the "Senior Credit Facility").

         Under the terms of the Senior Credit Facility, the Company was provided with (i) a term loan of $8,000,000 (the "Term Loan"), payable in 54 monthly installments ranging from $83,000 to $208,000, beginning May 1, 1999, with a final installment of $1,000,000 due on October 30, 2003, (ii) a revolving credit facility (the "Revolver") for an amount up to the lesser of $8,000,000 or the borrowing base of the Company's receivables (as defined in the agreement) and
(iii) an acquisition loan (the "Acquisition Loan") commitment of up to $6,000,000, beginning March 1, 1999. As of March 13, 2000, no amounts had been drawn under the Revolver and $2,429,000 had been drawn under the Acquisition Loan.

         The aggregate scheduled maturities of the Senior Credit Facility during the next five years are as follows: 2000 -- $1,394,000; 2001 -- $1,644,000; 2002
-- $2,181,000; 2003 -- $3,352,000 and 2004 -- $0.

         Interest on the Term Loan and the Revolver varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.5% to 2.0% (9.0% at December 31, 1999), based on the Company's ratio of total indebtedness to EBITDA (as defined in the Senior Credit Facility) or (ii) a

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


function of the Eurodollar rate plus a margin ranging from 2.0% to 3.5%, based on the Company's ratio of total indebtedness to EBITDA.

         Interest on the Acquisition Loan varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.75% to 2.25% (9.25% at December 31, 1999), based on the Company's ratio of total indebtedness to EBITDA or (ii) a function of the Eurodollar rate plus a margin ranging from 2.25% to 3.75%, based on the Company's ratio of total indebtedness to EBITDA.

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

         The Company failed to maintain the required fixed charge coverage, interest coverage and leverage ratio as of December 31, 1998. The Company's lender agreed to waive the requirements as of December 31, 1998 and amend the definition of EBITDA for calculating the covenants in the future. As of December 31, 1999, the Company is in compliance with these ratios.

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

         On November 28, 1999, the Company's Senior Credit Facility was amended and restated (the "Third Amendment"). The Third Amendment provides for, among other things, (i) up to $3.0 million in bridge loan advances under the Acquisition Loan for certain purposes (the "Bridge Loan Advances"), (ii) a release of the $3.0 million reserve on the Revolver borrowing base in an amount equal to the Bridge Loan Advances actually made and (iii) a change to the definitions for purposes of calculating the Pro Forma Availability covenant.

         Proceeds from any borrowings under the Bridge Loan Advances are restricted, and may be used by the Company solely to satisfy certain contingent liabilities (as defined in the agreement). The Bridge Loan Advances will be mandatorily payable on the occurrence of certain events (as defined in the Third Amendment). The interest rate on the Bridge Loan Advances is equal to the interest rate on the Acquisition Loan.

         In connection with the Third Amendment, a corporate affiliate of Paul
J. Ramsay, Chairman of the Board of the Company, entered into a Junior Subordinated Note Purchase Agreement (the "Junior Note") with the Senior Credit Facility lender to participate in the Senior Credit Facility in an amount equal to the Bridge Loan Advances.

         The Company has pledged substantially all of its real property, receivables and other assets as collateral for the Senior Credit Facility.

         On January 25, 2000, the Company entered into a subordinated note and warrant purchase agreement with an unrelated financial institution for an aggregate principal amount of $5.0 million (the "Subordinated Note"). The Subordinated Note permits the financial institution to purchase, under certain conditions, up to 475,000 warrants which are convertible into the Company's common stock. Borrowings

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


under the Subordinated Note bear interest at a rate of 12.5% per annum. The interest is payable quarterly, and the principal balance and any unpaid interest is due January 25, 2007. The Company's Senior Credit Facility was amended on January 25, 2000 to provide for the approval of the Subordinated Note.

8.       OPERATING LEASES

         In April 1995, the Company sold and leased back the land, buildings and fixed equipment of its Mission Vista facility in San Antonio, Texas. The lease has a primary term of 15 years (with three successive renewal options of 5 years each) and at December 31, 1999 had aggregate annual minimum rentals of approximately $558,000, payable monthly.

         In April 1995, the Company agreed to lease an 80-bed facility near Salt Lake City, Utah for four years, with an option to renew for an additional three years. The lease required annual base rental payments of $456,000, payable monthly, and percentage rental payments equal to 2% of the net revenues of the facility, payable quarterly. On November 3, 1998, the Company was released from its obligations under this lease and the Company ceased operations at this facility on December 3, 1998.

         In August 1997, the Company leased its Meadowlake facility in Oklahoma to an independent healthcare provider for an initial term of three years, with four three-year renewal options. Lease payments during the initial term total $360,000 per year and at each renewal option are subject to adjustment based on the change in the consumer price index during the preceding lease period. In accordance with the terms of the lease agreement, the tenant is responsible for all costs of ownership, including taxes, insurance, maintenance and repairs. In addition, the tenant has the option to purchase the facility at any time during the initial term for $3,000,000, less $15,417 for each month of occupancy. Subsequent to the initial term, the tenant has the option to purchase the facility at any time for $2,500,000. The book value of the facility was $2,035,000 on December 31, 1999.

         On September 28, 1998, the Company sold and leased back the land, buildings and fixed equipment of its Havenwyck facility in Auburn Hills, Michigan (see Note 2). The lease has a term of 12 years and currently requires annual minimum lease payments of approximately $1,277,000, payable monthly. Effective April 1 of each year, the lease payments are subject to upward adjustments based on the change in consumer price index over the preceding twelve months (not to exceed 3% annually).

         Rent expenses related to noncancellable operating leases amounted to $2,967,000, $1,375,000, $1,603,000, $2,431,000 and $2,837,000 for the year ended
December 31, 1999, the six months ended December 31, 1998, the six months ended December 31, 1997 and the years ended June 30, 1998 and 1997, respectively.

         Future minimum lease payments required under noncancellable operating leases as of December 31, 1999 are as follows: 2000 -- $2,676,000; 2001 --
$2,315,000; 2002 -- $2,160,000; 2003 -- $1,932,000; 2004 -- $1,864,000; and
thereafter -- $9,491,000.

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

10.      EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                   Year Ended      Six Months Ended December 31,            Year Ended June 30,
                                                   December 31,    -----------------------------     -----------------------------
                                                       1999            1998             1997             1998             1997
                                                   ------------    ------------     ------------     ------------     ------------
                                                                                    (unaudited)
Numerator:
   Net income (loss) before extraordinary
    item, as reported ..........................   $  3,117,000    $  4,838,000     $  1,158,000     $(54,254,000)    $  3,412,000
   Dividends, Class B convertible preferred
    stock, Series C ............................             --         166,000          181,000          362,000          362,000
   Dividends, Class B convertible preferred
    stock, Series 1996 .........................             --          69,000           75,000          150,000               --
   Dividends, Class B convertible redeemable
    preferred stock, Series 1997 ...............             --          45,000           57,000          182,000               --
   Redemption premium on preferred stock and
    other expenses .............................             --         225,000               --               --               --
   Dividends, Class B redeemable preferred
    stock, Series 1997-A .......................             --         151,000           91,000          271,000               --
                                                   ------------    ------------     ------------     ------------     ------------
      Numerator for basic earnings (loss) per
        share - income (loss) attributable to
        common stockholders, before
        extraordinary item .....................      3,117,000       4,182,000          754,000      (55,219,000)       3,050,000


   Effect of dilutive securities:
      Class B convertible preferred stock,
         Series C ..............................             --              --               --               --          362,000
                                                   ------------    ------------     ------------     ------------     ------------
                                                             --              --               --               --          362,000
                                                   ------------    ------------     ------------     ------------     ------------
      Numerator for diluted earnings (loss)
         per share - income (loss) attributable
         to common stockholders after
         assumed conversions ...................   $  3,117,000    $  4,182,000     $    754,000     $(55,219,000)    $  3,412,000
                                                   ============    ============     ============     ============     ============

Denominator:
   Denominator for basic earnings (loss) per
      share - weighted-average shares ..........      8,890,000       4,487,000        3,574,000        3,595,000        2,801,000

   Effect of dilutive securities:
      Employee stock options and warrants ......        648,000           8,000          565,000               --          115,000
      Convertible preferred stock ..............             --       1,476,000               --               --          493,000
                                                   ------------    ------------     ------------     ------------     ------------
   Dilutive potential common shares ............        648,000       1,484,000          565,000               --          608,000
                                                   ------------    ------------     ------------     ------------     ------------
      Denominator for diluted earnings (loss)
         per share - adjusted weighted-average
         shares and assumed conversions ........      9,538,000       5,971,000        4,139,000        3,595,000        3,409,000
                                                   ============    ============     ============     ============     ============

Basic earnings (loss) per share, before
   extraordinary item ..........................   $        .35    $        .93     $        .21     $     (15.36)    $       1.09
Extraordinary item .............................             --            (.63)           (1.00)           (1.20)              --
                                                   ------------    ------------     ------------     ------------     ------------
Basic earnings (loss) per share ................   $        .35    $        .30     $       (.79)    $     (16.56)    $       1.09
                                                   ============    ============     ============     ============     ============

Diluted earnings (loss) per share before
   extraordinary item ..........................   $        .33    $        .70     $        .18     $     (15.36)    $       1.00
Extraordinary item .............................             --            (.47)            (.86)           (1.20)              --
                                                   ------------    ------------     ------------     ------------     ------------
Diluted earnings (loss) per share ..............   $        .33    $        .23     $       (.68)    $     (16.56)    $       1.00
                                                   ============    ============     ============     ============     ============



                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



         For the year ended December 31, 1999, 2,337,175 options and warrants were excluded from the above computation because their effect would have been antidilutive.

11.      OPTIONS AND WARRANTS

         The Company's Stock Option Plans provide for options to various key employees, non-employee directors and consultants and other individuals providing services to the Company to purchase shares of Common Stock at no less than the fair market value of the stock on the date of grant. Options granted become exercisable in varying increments including (a) 100% one year after the date of grant, (b) 50% each year beginning one year after the date of grant (c) 33% each year beginning on the date of grant, (d) 33% each year beginning one year from the date of grant and (e) 25% each year beginning one year from the date of grant. Options issued to employees and directors are subject to anti-dilution adjustments and generally expire the earlier of 10 years after the date of grant or 60 days after the employee's termination date or the director's resignation. The weighted average remaining contractual life of all outstanding options at December 31, 1999 is approximately nine years.

         On October 14, 1997, the Board of Directors adopted the Ramsay Health Care, Inc. 1997 Long Term Incentive Plan (the "1997 Long Term Incentive Plan"). Under the 1997 Long Term Incentive Plan, 166,667 shares of Common Stock will be available for issuance of awards. Shares distributed under the 1997 Long Term Incentive Plan may be either newly issued shares or treasury shares. Awards granted under the plan may be in the form of stock appreciation rights, restricted stock, performance awards and other stock-based awards. During the six months ended December 31, 1998, the Company granted 79,500 options under the 1997 Long Term Incentive Plan. During the year ended December 31, 1999, the Company granted 91,500 options under the 1997 Long Term Incentive Plan.

         On August 16, 1999, the Board of Directors adopted the Ramsay Youth Services, Inc. 1999 Stock Option Plan (the "1999 Long Term Incentive Plan"). Under the 1999 Long Term Incentive Plan, 1,250,000 shares of Common Stock will be available for issuance of awards. Shares distributed under the 1999 Long Term Incentive Plan may be either newly issued shares or treasury shares. During the year ended December 31, 1999, the Company granted 1,250,000 options under the 1999 Long Term Incentive Plan.

         In connection with a repricing opportunity authorized by the Company's Board of Directors on November 10, 1995, approximately 500,000 options (of which approximately 100,866 are still outstanding at December 31, 1999) were voluntarily repriced by the option holders. Under this repricing opportunity, the exercise prices of the holders' outstanding options were reduced to $7.50 per share, the closing price for the Common Stock on the NASDAQ National Market System on November 10, 1995. The Company granted 304,087 options during fiscal year ended June 30, 1997 (including former RMCI options which became options to purchase an aggregate of 104,804 shares of the Company's Common Stock on the date of the merger). These options, along with the options repriced on November 10, 1995, are not exercisable until the closing price of the Common Stock, as quoted on the NASDAQ National Market System, equals or exceeds $21.00 per share for at least 15 trading days, which need not be consecutive. As of December 31, 1999, none of these options are exercisable.

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

         As part of the Company's senior and subordinated notes (which were refinanced on September 30, 1997), the Company issued warrants to Aetna Life Insurance Company and Monumental Life Insurance Company. As of December 31, 1999, these warrants entitle their holders to purchase an aggregate of 67,338 shares of the Company's Common Stock at $13.32 per share. These warrants are exercisable on or before March 31, 2000 and contain anti-dilution provisions.

         In connection with the January 25, 2000 subordinated note and warrant purchase agreement, the Company issued warrants to a financial institution to purchase up to 475,000 shares of the Company's Common Stock at $1.50 per share. The warrants are exercisable on or before January 25, 2010 and contain anti-dilution provisions.

         The Company has frozen its 1990 Stock Option Plan, and authorized 505,641, 132,319, 166,667, 166,667, 166,667 and 1,250,000 shares under its 1991,
1993, 1995, 1996, 1997 and 1999 Stock Option Plans, respectively. At December 31, 1999, 173,282 shares were available for issuance under these Plans.

         Additionally, as previously mentioned, effective on the date of the RMCI merger, the former RMCI options became options to purchase an aggregate of 104,804 shares of the Company's Common Stock. As of December 31, 1999, 23,136 shares were available for issuance under this plan.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



         Summarized information regarding the Company's Stock Option Plans is as follows:


         Options exercisable based solely on employees rendering additional service:

                                                                                        Weighted
                                                 Number                                  Average
                                                   of              Option               Exercise
                                                 Shares            Price                  Price
                                                 ------            ------               ---------
Options outstanding at June 30, 1996             207,348       $ 7.50 - $18.93          $ 11.16
  Granted                                        403,500       $ 7.32 - $ 8.25          $  8.16
  Exercised                                           --
  Canceled                                       (14,563)      $ 7.50 - $12.75          $  9.54
                                               ---------

Options outstanding at June 30, 1997             596,285       $ 7.32 - $18.93          $  9.06
  Granted                                         35,000           $13.14               $ 13.14
  Exercised                                       (6,939)      $10.14 - $12.75          $ 11.49
  Canceled                                       (19,128)      $ 8.25 - $18.93          $ 11.79
                                               ---------

Options outstanding at June 30, 1998             605,218       $ 7.32 - $18.93          $  9.12
  Granted                                         79,500            $4.69               $  4.69
  Exercised                                           --
  Canceled                                      (120,292)      $ 7.32 - $18.93          $  9.51
                                               ---------

Options outstanding at December 31, 1998         564,426       $ 4.69 - $18.93          $  8.43
  Granted                                      1,680,500            $2.69               $  2.69
  Exercised                                           --
  Canceled                                       (90,607)      $ 4.69 - $18.93          $  9.78
                                               ---------

Options outstanding at December 31, 1999       2,154,319       $ 2.69 - $18.93          $  3.87
                                               =========

Exercisable at December 31, 1999                 326,631                                $  8.16
                                               =========

Exercisable at December 31, 1998                 267,150                                $  9.12
                                               =========

Exercisable at June 30, 1998                     247,916                                $  9.89
                                               =========

Exercisable at June 30, 1997                     161,336                                $ 11.39
                                               =========



                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



         Options not exercisable until the closing price for the Common Stock as quoted on the NASDAQ National Market System equals or exceeds $21.00 per share for at least 15 trading days:

                                                                                      Weighted
                                                   Number                              Average
                                                     of              Option           Exercise
                                                   Shares            Price              Price
                                                   ------            -----            --------
Options outstanding at June 30, 1996                476,860          $7.50              $7.50
  Granted                                           199,283          $8.25              $8.25
  Exchanged in connection with merger               104,804          $9.00              $9.00
  Exercised                                              --            --
  Canceled                                         (330,313)         $7.50              $7.50
                                              -------------

Options outstanding at June 30, 1997                450,634      $7.50 - $9.00          $8.16
   Granted                                               --            --
   Exercised                                         (4,161)         $7.50              $7.50
   Canceled                                         (15,105)      $7.50- $9.00          $8.58
                                              -------------

Options outstanding at June 30, 1998                431,368      $7.50 - $9.00          $8.37
  Granted                                                --
  Exercised                                              --
  Canceled                                         (125,128)     $7.50 - $9.00          $8.13
                                              -------------

Options outstanding at December 31, 1998            306,240      $7.50 - $9.00          $8.46
  Granted                                                --
  Exercised                                              --
  Canceled                                          (30,552)     $7.50 - $9.38          $8.40
                                              -------------

Options outstanding at December 31, 1999            275,688      $7.50 - $9.38          $8.33
                                              =============


         Shares of common stock reserved for future issuance at December 31, 1999 are as follows:

         Options .................      2,430,007
         Warrants ................        555,168
                                        ---------
                                        2,985,175
                                        =========

         Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for grants in the year ended December 31, 1999, the six months ended December 31, 1998 and 1997 and the years ended June 30, 1998 and 1997:

o expected volatility rates of 90% for the year ended December 31, 1999 and 50.6% for both the six months ended December 31, 1998 and 1997 and the years ended June 30, 1998 and 1997

o risk-free interest rates of 5.2% for the year ended December 31, 1999 and 6% for both the six months ended December 31, 1998 and 1997 and the years ended June 30, 1998 and 1997

o        expected lives of ten years for all periods

o        a dividend yield of zero for all periods

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of compensation expense from stock option awards on pro forma net income reflects only the vesting of fiscal year ended 1996 awards in 1996 and the vesting of fiscal year ended 1997 and 1996 awards in 1997, in accordance with SFAS No. 123. Because compensation expense associated with a stock option award is recognized over the vesting period, the initial impact of applying SFAS No. 123 may not be indicative of compensation expense in future years, when the effect of the amortization of multiple awards will be reflected in pro forma net income. The Company's actual and pro forma information follows:


                                                Year Ended     Six Months Ended December 31,        Year Ended June 30,
                                                December 31,   -----------------------------    -----------------------------
                                                   1999            1998            1997             1998             1997
                                               ------------    ------------    -------------    ------------     ------------
                                                                               (unaudited)
Net income (loss) attributable to common
    stockholders as reported                   $  3,117,000    $  1,371,000    $ (2,820,000)    $(59,541,000)    $  3,050,000
Basic net income (loss) per share as
    reported                                   $        .35    $        .30    $       (.79)    $     (16.56)    $       1.09
Diluted net income (loss) per share as
    reported                                   $        .33    $        .23    $       (.68)    $     (16.56)    $       1.00

Pro forma net income (loss) attributable to
    common stockholders                        $  1,847,000    $  1,011,000    $ (3,394,000)    $(60,690,000)    $  2,847,000
Basic pro forma net income (loss) per share    $        .21    $        .23    $       (.95)    $     (16.88)    $        .88
Diluted pro forma net income (loss) per
    share                                      $        .19    $        .17    $       (.82)    $     (16.88)    $        .85





                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




12.      INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                          December 31,
                                                                ------------------------------          June 30,
                                                                    1999                1998              1998
                                                                ------------       ------------       ------------
         Deferred tax liabilities:
            Book basis of fixed assets over tax basis ....      $    195,000       $    103,000       $  2,938,000
            Economic performance .........................           216,000            216,000            513,000
            Other ........................................           318,000            156,000             55,000
                                                                ------------       ------------       ------------
                  Total deferred tax liabilities .........           729,000            475,000          3,506,000
         Deferred tax assets:
            Allowance for doubtful accounts ..............         1,297,000          1,053,000            740,000
            General and professional liability insurance .         1,474,000          1,604,000          1,074,000
            Accrued employee benefits ....................           288,000            478,000          1,817,000
            Investment in nonconsolidated subsidiaries ...                --                 --            294,000
            Capital loss carryovers ......................         1,020,000            597,000            605,000
            Impairment of assets .........................                --            440,000          6,712,000
            Other accrued liabilities ....................         3,204,000          4,858,000          4,507,000
            Other ........................................            68,000             89,000                 --
            Net operating loss carryovers ................        17,483,000         15,945,000          6,996,000
            Alternative minimum tax credit carryovers ....         1,109,000          1,139,000          1,139,000
                                                                ------------       ------------       ------------
                  Total deferred tax assets ..............        25,943,000         26,203,000         23,884,000
         Valuation allowance for deferred tax assets .....       (25,214,000)       (25,728,000)       (20,378,000)
                                                                ------------       ------------       ------------
                  Deferred tax assets, net of valuation
                    allowance ............................           729,000            475,000          3,506,000
                                                                ------------       ------------       ------------

                  Net deferred tax assets ................      $         --       $         --                 --
                                                                ============       ============       ============



         The provision for income taxes consists of the following:


                                                             Six Months Ended                    Year Ended
                                         Year Ended             December 31,                       June 30,
                                        December 31,     --------------------------      --------------------------
                                            1999           1998             1997            1998            1997
                                         ----------      ----------      ----------      ----------      ----------
                                                                         (unaudited)
Income taxes currently payable:
   Federal ........................      $       --      $1,358,000      $       --      $   60,000      $  280,000
   State ..........................          68,000         233,000              --         240,000         313,000

Deferred income taxes:
   Federal ........................              --              --              --       8,680,000       1,039,000
   State ..........................              --              --              --       1,005,000         183,000
                                         ----------      ----------      ----------      ----------      ----------
                                         $   68,000      $1,591,000      $       --      $9,985,000      $1,815,000
                                         ==========      ==========      ==========      ==========      ==========




                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)





         A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate follows:

                                                                    Six Months Ended            Year Ended
                                                   Year Ended          December 31,               June 30,
                                                   December 31,    ------------------        ------------------
                                                       1999         1998         1997         1998         1997
                                                      -----        -----        -----        -----        -----
                                                                             (unaudited)
U.S. Federal statutory rate ....................       34.0%        34.0%        34.0%       (34.0%)       34.0%
(Decrease) increase in valuation allowance .....      (16.1)        83.2           --         30.5         19.2
Non-deductible intangible assets ...............         --          8.8          3.5         20.4           --
State income taxes, net of federal benefit .....         --          2.4          4.0         (4.0)        (3.7)
Benefit of net operating loss recognized .......      (17.1)          --        (37.7)          --         (8.5)
Tax effect of loss recognition on sale of
   assets ......................................         --       (104.7)          --           --           --
Other ..........................................        1.3          1.0         (3.8)         9.7         (6.3%)
                                                      -----        -----        -----        -----        -----
Effective income tax rate ......................        2.1%        24.7%           0%        22.6%        34.7%
                                                      =====        =====        =====        =====        =====


         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Previously, the Company evaluated the realizability of its deferred tax assets and the need for a valuation allowance by considering the effects of implementing tax planning strategies that contemplated the sales of certain appreciated property. In connection with the Company's change in strategic direction, announced on February 19, 1998, the Company re-evaluated its tax planning strategies and determined that such strategies will not be realized. Consequently, the Company's net operating loss carryforwards were not considered more likely than not to be realized.

         The Company has no net deferred tax assets at December 31, 1999, December 31, 1998 and June 30, 1998. The Company's valuation allowance related to deferred tax assets was decreased by $514,000 in 1999. The Company's valuation allowance related to deferred tax assets was increased by $5,350,000 during the six month period ended December 31, 1998 and $15,004,000 during the year ended June 30, 1998.

         At December 31, 1999, the Company had net operating loss carryovers of approximately $46,008,000, and alternative minimum tax credit carryovers of approximately $1,109,000 available to reduce future federal income taxes, subject to certain annual limitations. The net operating loss carryovers expire as follows:

                Year of
                 Amount           Expiration
              -----------         -----------
               $6,627,000            2000
                7,002,000            2001
               32,379,000          2010-18
              -----------
              $46,008,000
              ===========

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

         During the fourth quarter of fiscal year ended June 30, 1998, the Company increased its estimated reimbursement for fiscal 1998 by $1,700,000, primarily as a result of increased Corporate expenses by the Company during the year ended June 30, 1998.

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

         The Company derived approximately 81%, 81%, 70%, 71% and 65% of its revenues from services provided to individuals covered by various federal and state governmental programs in the year ended December 31, 1999, the six months ended December 31, 1998 and 1997, and the years ended June 30, 1998 and 1997, respectively.

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

         The Company did not contribute to the plan during the year ended December 31, 1999, the six months ended December 31, 1998 and 1997, or the years ended June 30, 1998 and 1997.

15.      COMMITMENTS AND CONTINGENCIES

         The Company is party to certain claims, suits and complaints, including those matters described below, whether arising from the acts or omissions of its employees, providers or others, which arise in the ordinary course of business. The Company has established reserves at December 31, 1999 for the estimated amounts, which might be recovered from the Company as a result of all outstanding legal proceedings. In the opinion of management, the ultimate resolution of these pending legal proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

         In March 1997, a former executive vice president of the Company commenced arbitration and court proceedings against the Company in which he claims his employment was wrongfully terminated by the Company and seeks damages of approximately $2.3 million. On June 28, 1999, the arbitrator awarded the former executive vice president $0.7 million in damages and interest. Additionally, the Company is responsible for all fees and expenses incurred by the former executive vice president in connection with the claim. The Company had fully reserved for this contingency as of December 31, 1998.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



         Prior to the merger with the Company, Ramsay Managed Care, Inc. sold its subsidiary which, as a licensed HMO in Louisiana, Alabama and Mississippi, managed and provided prepaid healthcare services to its members. On September 29, 1997, RMCI received a demand for indemnification by the purchaser of this subsidiary in an amount totaling approximately $5.8 million. The Company intends to vigorously defend any proceedings which may result from this matter. In addition, on September 30, 1997, the Company demanded indemnification from the purchaser for various matters in an amount exceeding $2.0 million.

         During the fiscal year ended June 30, 1996, the State of Louisiana requested repayment of disproportionate share payments received by two of the Company's Louisiana facilities in fiscal years ended June 30, 1995 and 1994 totaling approximately $5.5 million. The repayment requested related primarily to alleged overpayments received by a former facility of the Company. In connection with the alleged overpayment, during fiscal year ended June 30, 1998, the State of Louisiana used $0.5 million in payments owed to one of the Company's Louisiana facilities and $5.0 million owed to RHCL to pay off the alleged overpayment. The Company has filed an administrative appeal with the State of Louisiana Department of Health and Hospitals Bureau of Appeals claiming that the State of Louisiana improperly used the monies. The Company believes that this matter may be settled for an amount less than Louisiana's initial request. The Company intends to vigorously contest any position by Louisiana which it considers adverse.

16.      VALUATION AND QUALIFYING ACCOUNTS

         Activity in the Company's Valuation and Qualifying Accounts consists of the following:

                                                                          December 31,
                                                                -------------------------------         June 30,
                                                                    1999               1998               1998
                                                                ------------       ------------       ------------
Allowance for Doubtful Accounts:

Balance at beginning of  period ..........................      $  3,159,000       $  2,395,000       $  4,386,000
Provision for doubtful accounts ..........................         1,896,000          1,549,000          6,649,000
Write-offs of uncollectible accounts receivable ..........        (2,631,000)          (594,000)        (6,368,000)
Allowance eliminated in connection with the sale of
   FPMBH .................................................                --                 --           (530,000)
Decrease (increase) in allowance related to assets
   held for sale .........................................           191,000           (191,000)        (1,742,000)
                                                                ------------       ------------       ------------
Balance at end of period .................................      $  2,615,000       $  3,159,000       $  2,395,000
                                                                ============       ============       ============

Valuation Allowance on Property and Equipment:

Balance at beginning of period ...........................      $  1,159,000       $ 17,576,000       $         --
Additions, charged to cost and expenses ..................                --                 --         17,576,000
Deductions ...............................................          (205,000)       (16,417,000)                --
                                                                ------------       ------------       ------------
Balance at end of period .................................      $    954,000       $  1,159,000       $ 17,576,000
                                                                ============       ============       ============

Tax Valuation Allowance for Deferred Tax Assets:

Balance at beginning of period ...........................      $ 25,728,000       $ 20,378,000       $  5,374,000
Additions, charged to cost and expenses ..................                --          5,350,000         15,004,000
Deductions ...............................................          (514,000)                --                 --
                                                                ------------       ------------       ------------
Balance at end of period .................................      $ 25,214,000       $ 25,728,000       $ 20,378,000
                                                                ============       ============       ============


                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



17.  SUPPLEMENTAL CASH FLOW INFORMATION

         The Company's non-cash investing and financing activities were as follows:


                                                                     Six Months Ended                    Year Ended
                                                  Year Ended            December 31,                       June 30,
                                                  December 31,   ------------------------      ---------------------------
                                                      1999           1998          1997            1998            1997
                                                  ------------   ----------      --------      ----------      -----------
                                                                               (unaudited)
Financed acquisition of property and
   equipment .................................      $37,000      $       --      $     --      $       --      $        --

Forgiveness of amounts due from affiliates ...           --       5,569,000            --              --               --

Issuance of stock in connection with
   conversion of Senior Subordinated Bridge
   Note (including accrued interest) .........           --      $2,584,000            --              --               --

Issuance of common stock in connection with
   conversion of Junior Subordinated Note
   (including accrued interest) ..............           --       5,423,000

Issuance of stock upon conversion of
   Preferred Stock, Series 1997-A ............           --       4,422,000            --              --               --

Issuance of common stock upon conversion of
   Preferred Stock, Series C .................           --         580,000            --              --               --

Issuance of common stock upon conversion of
   Preferred Stock, Series 1996 ..............           --       3,181,000            --              --               --

Issuance of Common Stock in connection with
   employment agreement ......................           --         175,000            --              --               --

Note received in connection with sale of
   property and equipment ....................           --              --            --       1,500,000               --

Issuance of stock in lieu of cash payment
   for accrued liabilities ...................           --              --            --         355,000               --

Issuance of warrants in connection with
   Summa merger ..............................           --              --            --         657,000               --

Issuance of stock in connection with Summa
   merger ....................................           --              --            --         813,000               --
Issuance of stock in lieu of debt payment ....           --              --            --         250,000               --
Issuance of stock in lieu of dividend
   payments ..................................           --              --            --         610,000               --

Merger with RMCI:
   Cost in excess of net asset value of
     purchased businesses ....................           --              --            --              --       18,048,000
   Other intangible assets ...................           --              --            --              --        4,740,000
   Issuance of Common Stock ..................           --              --            --              --        6,408,000
   Issuance of Series 1996 Preferred Stock ...           --              --            --              --        3,000,000
   Noncurrent liabilities ....................           --              --            --              --          750,000
Issuance of stock in lieu of cash payment
   for management and directors' fees ........           --              --            --              --          922,000


                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




         As mentioned previously, on December 8, 1998, the Company acquired all of the issued and outstanding shares of common stock of The Rader Group, Incorporated for $1,000,000 plus an earn-out in future years if certain financial targets are met. In conjunction with the acquisition, liabilities were assumed as follows:

         Fair value of assets acquired .....      $ 1,096,000
         Cash paid for capital stock .......       (1,000,000)
         Transaction costs .................          (48,000)
                                                  -----------
              Liabilities assumed ..........      $    48,000
                                                  ===========

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



18.      QUARTERLY RESULTS OF OPERATIONS AND OTHER SUPPLEMENTAL INFORMATION
         (UNAUDITED)

         Following is a summary of the Company's quarterly results of operations for the years ended December 31, 1999 and 1998.

                                                                                  Quarter Ended
                                                  ---------------------------------------------------------------------------
                                                     March 31             June 30            September 30         December 31
                                                  --------------       --------------       --------------       ------------
                 1999 (b)
--------------------------------------------

Net revenues ...............................      $   18,894,000       $   19,923,000       $   20,413,000       $ 22,244,000
Income from operations .....................             484,000              719,000              702,000            996,000
Income before income taxes and
   extraordinary item ......................           1,752,000              412,000              396,000            625,000
Net income .................................           1,705,000              357,000              396,000            659,000

INCOME PER COMMON SHARE (a)
Basic:
   Before extraordinary item ...............      $         0.19       $         0.04       $         0.04       $       0.07
   Extraordinary item:
     Loss from early extinguishment of
       debt ................................                  --                   --                   --                 --
                                                  --------------       --------------       --------------       ------------
                                                  $         0.19       $         0.04       $         0.04       $       0.07
                                                  ==============       ==============       ==============       ============

Diluted:
   Before extraordinary item ...............      $         0.19       $         0.04       $         0.04       $       0.07
   Extraordinary item:
     Loss from early extinguishment of
       debt ................................                  --                   --                   --                 --
                                                  --------------       --------------       --------------       ------------
                                                  $         0.19       $         0.04       $         0.04       $       0.07
                                                  ==============       ==============       ==============       ============


                 1998 (c)
--------------------------------------------

Net revenues ...............................      $   37,051,000       $   40,678,000       $   29,081,000       $ 18,989,000
Income (loss) from operations ..............         (29,058,000)             552,000             (117,000)          (772,000)
Income (loss) before income taxes and
   extraordinary item ......................         (31,807,000)         (13,621,000)           8,588,000         (2,159,000)
Net income (loss) ..........................         (41,218,000)         (14,943,000)           4,627,000         (2,600,000)

INCOME (LOSS) PER COMMON SHARE (a)
Basic:
   Before extraordinary item ...............      $       (11.46)      $        (3.99)      $         1.44       $       (.20)
   Extraordinary item:
     Loss from early extinguishment of
       debt ................................                  --                (0.21)               (0.24)              (.36)
                                                  --------------       --------------       --------------       ------------
                                                  $       (11.46)      $        (4.20)      $         1.20       $       (.56)
                                                  ==============       ==============       ==============       ============

Diluted:
   Before extraordinary item ...............      $       (11.46)      $        (3.99)      $         1.18       $       (.20)
   Extraordinary item:
     Loss from early extinguishment of
       debt ................................                  --                (0.21)               (0.19)              (.36)
                                                  --------------       --------------       --------------       ------------
                                                  $       (11.46)      $        (4.20)      $          .99       $       (.56)
                                                  ==============       ==============       ==============       ============



(a) The quarterly earnings per share amounts may not equal the annual amounts due to changes in the average common and dilutive common equivalent shares outstanding during the year.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



(b) During the three months ended March 31, 1999, the Company recorded $1.5 million in other income primarily as a result of two non-recurring settlements in favor of the Company.

(c) In connection with the Company's change in strategic direction, during the quarter ended March 31, 1998, the Company (i) initiated a restructuring of personnel at its corporate headquarters and (ii) decided to close or sell certain operations that were identified as not compatible with the Company's future operating plans. As a result of the foregoing, the Company recorded restructuring and asset impairment charges of $2.3 million and $18.3 million, respectively. During the three months ended March 31, 1998, the Company also recorded a provision for income taxes of $10.0 million primarily as a result of a full valuation allowance on its previously recorded deferred tax assets.

     During the three months ended June 30, 1998, the Company sold certain assets and used the proceeds from the sale to prepay a portion of the Senior Credit Facility. In connection with the sales and prepayment of debt, the Company recorded a loss on sale of assets of $12.5 million and an extraordinary loss from early extinguishment of debt of $.7 million.

     During the three months ended September 30, 1998, the Company (i) sold its behavioral health care facility in Morgantown, West Virginia and recorded a gain of $2.0 million and (ii) recorded approximately $7.9 million in other income primarily related to the settlement of amounts due form third party contractual agencies.

     During the three months ended December 31, 1998, the Company recorded a loss from asset sales and closed business of $.9 million and a loss from early extinguishment of debt of $2.1 million.

                               INDEX OF EXHIBITS

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                             ------
2.1      Recapitalization Agreement dated as of June 30, 1993 by and among the Company, Ramsay Holdings
         HSA Limited and Paul Ramsay Holdings Pty. Limited (incorporated by reference to Exhibit 2.2 to
         the Company's Annual Report on Form 10-K for the year ended June 30, 1994)........................    --

2.2      Agreement of sale and purchase dated April 12, 1995 by and between Mesa Psychiatric Hospital,
         Inc. and Capstone Capital Corporation (incorporated by reference to Exhibit 2.7 to the
         Company's Annual Report on Form 10-K for the year ended June 30, 1995). Pursuant to Reg. S-K,
         Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such
         Agreement to the Commission upon request..........................................................    --

2.3      Agreement of sale and purchase dated April 12, 1995 by and between RHCI San Antonio, Inc. and
         Capstone Capital Corporation (incorporated by reference to Exhibit 2.8 to the Company's Annual
         Report on Form 10-K for the year ended  June 30, 1995).  Pursuant to Reg. S-K, Item 601(b)(2),
         the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the
         Commission upon request...........................................................................    --

2.4      Agreement and Plan of Merger dated as of October 1, 1996 among Ramsay Managed Care, Inc., the
         Company and RHCI Acquisition Corp. (incorporated by reference to Exhibit 2 to the Company's
         Current Report on Form 8-K dated October 2, 1996).  Pursuant to Reg. S-K, Item 601(b)(2), the
         Company agrees to furnish a copy of the Disclosure Schedules to such Agreement to the
         Commission upon request...........................................................................    --

2.5      Agreement and Plan of Merger dated as of July 1, 1997 among Summa Healthcare Group, Inc., the
         Company and Ramsay Acquisition Corporation (incorporated by reference to Exhibit 2.5 to the
         Company's Annual Report on Form 10-K for the year ended June 30, 1997)............................    --

2.6      Agreement of Purchase and Sale dated as of March 18, 1998 by and between Ramsay Louisiana, Inc.
         and Health-One Properties, LLC (incorporated by reference to Exhibit 2.6 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1998). Pursuant to Reg. S-K, Item
         601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedules and attachments to
         such Agreement to the Commission upon request.....................................................    --

2.7      Stock Purchase Agreement dated as of May 1, 1998 by and among the Company, Ramsay Managed Care,
         Inc. and Horizon Health Corporation (incorporated by reference to Exhibit 2.7 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).  Pursuant to Reg. S-K,
         Item 601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedules and
         attachments to such Agreement to the Commission upon request......................................    --

2.8      Asset Purchase Agreement dated as of May 15, 1998 by and among Greenbrier Hospital, Inc., the
         Company and Provider Options Holdings, L.L.C (incorporated by reference to Exhibit 2.8 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).   Pursuant to
         Reg. S- K, Item 601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedules and
         attachments to such Agreement to the Commission upon request......................................    --



2.9      Purchase Agreement dated as of June 24, 1998 among Charter Behavioral Health  Systems, LLC, the
         Company, Carolina Treatment Center, Inc., Houma Psychiatric Hospital, Inc., Mesa Psychiatric
         Hospital, Inc., RHCI San Antonio, Inc., The Haven Hospital, Inc., Transitional Care Ventures
         (Arizona), Inc., Transitional Care Ventures (North Texas), Inc. and Transitional Care Ventures
         (Texas), Inc. (incorporated by reference to Exhibit 2.9 to the Company's Current Report on Form
         8-K dated October 9, 1998). Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedules and attachments to such Agreement to the Commission upon
         request...........................................................................................    --

2.10     Purchase and Sale Contract dated as of June 25, 1998 among Charter Behavioral Health Systems,
         LLC, Carolina Treatment Center, Inc. and Mesa Psychiatric Hospital, Inc. (incorporated by reference to Exhibit 2.10 to the Company's Current Report on Form 8-K dated October 9, 1998).
         Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Disclosure
         Schedules and attachments to such Agreement to the Commission upon request........................    --

2.11     Purchase and Sale Contract dated as of June 26, 1998 among Crescent Real Estate Equities
         Limited Partnership and The Haven Hospital, Inc. (incorporated by reference to Exhibit 2.11 to the Company's Current Report on Form 8-K dated October 9, 1998). Pursuant to Reg. S-K, Item
         601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedules and attachments to
         such Agreement to the Commission upon request.....................................................    --

2.12     Asset Purchase Agreement dated as of July 2, 1998 among West Virginia University Hospitals,
         Inc., Psychiatric Institute of West Virginia, Inc. and the Company (incorporated by reference to Exhibit 2.12 to the Company's Current Report on Form 8-K dated October 9, 1998). Pursuant to
         Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedules and
         attachments to such Agreement to the Commission upon request......................................    --

2.13     Amendment No. 1 dated as of September 28, 1998 Purchase Agreement dated as of June 24, 1998 among Charter Behavioral Health Systems, LLC, the Company, Carolina Treatment Center, Inc.,
         Houma Psychiatric Hospital, Inc., Mesa Psychiatric Hospital, Inc., RHCI San Antonio, Inc., The
         Haven Hospital, Inc., Transitional Care Ventures (Arizona), Inc., Transitional Care Ventures
         (North Texas), Inc. and Transitional Care Ventures (Texas), Inc. (incorporated by reference to
         Exhibit 2.13 to the Company's Current Report on Form 8-K dated October 9, 1998)...................    --

2.14     Agreement of Sale and Purchase dated as of September 28, 1998 by and among Havenwyck Hospital,
         Inc., Michigan Psychiatric Services, Inc. and Capstone Capital Corporation (incorporated by reference to Exhibit 2.14 to the Company's Current Report  on Form 8-K dated October 9, 1998).
         Pursuant to Reg. S-K, Item 601(b)(2), the Company  agrees to furnish a copy of the Disclosure
         Schedules and attachments to such Agreement to the Commission upon request........................    --

2.15     Stock Purchase Agreement dated as of November 19, 1998 The Rader Group, Incorporated, a Florida
         corporation, The Rader Group, Incorporated, a Colorado corporation, Bill T. Rader, Ph.D. and
         Ramsay Educational Services, Inc. (incorporated by reference to Exhibit 2.15 to the Company's
         Transition Report on Form 10-K for the six months ended December 31, 1998)........................    --

2.16     Stock Purchase Agreement dated May 14, 1999 between the Company, Ramsay Hospital Corporation of
         Louisiana, Inc. and Paul Ramsay Holdings Pty. Limited (incorporated by reference to Exhibit
         2.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)..........    --





3.1      Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to
         Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended June 30, 1990).........    --

3.2      Certificate of Amendment of Restated Certificate of Incorporation of the Company filed on April
         17, 1991 (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on
         Form S-2, Registration No. 33-40762)..............................................................    --

3.3      Certificate of Correction to Certificate of Amendment of Restated Certificate of Incorporation
         of the Company filed on April 18, 1991 (incorporated by reference to Exhibit 3.3 to the
         Company's Registration Statement on Form S-2, Registration No. 33-40762)..........................    --

3.4      By-Laws of the Company, as amended to date (incorporated by reference to Exhibit 3.4 to the
         Company's Annual Report on Form 10-K for the year ended June 30, 1994)............................    --

3.5      Certificate of Designation of Preferred Stock of the Company filed on June 27, 1991
         (incorporated by reference to Exhibit 3.5 to the Company's Registration Statement on Form S-2,
         Registration No. 33-40762)........................................................................    --

3.6      Certificate of Designation of Preferred Stock of the Company filed on July 9, 1991
         (incorporated by reference to Exhibit 3.6 to the Company's Registration Statement on Form S-2,
         Registration No. 33-40762)........................................................................    --

3.7      Certificate of Designation of Preferred Stock of the Company filed on June 29, 1993
         (incorporated by reference to Exhibit 3.7 to the Company's Annual Report on Form 10-K for the
         year ended June 30, 1994).........................................................................    --

3.8      Certificate of Designation of Preferred Stock of the Company with respect to its Class B
         Preferred Stock, Series 1996 filed on June 10, 1997 (incorporated by reference to Exhibit 3.8
         to the Company's Annual Report on Form 10-K for the year ended June 30, 1997).....................    --

3.9      Certificate of Designation of Preferred Stock of the Company with respect to its Class B
         Preferred Stock, Series 1997 filed on September 30, 1997 (incorporated by reference to Exhibit
         3.9 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997).................    --

3.10     Certificate of Designation of Preferred Stock of the Company with respect to its Class B
         Preferred Stock, Series 1997-A filed on September 30, 1997 (incorporated by reference to Exhibit
         3.10 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997)................    --

3.11     Preferred Stock Purchase Agreement dated as of September 30, 1997 between the Company and
         General Electric Capital Corporation (incorporated by reference to Exhibit 3.11 to the
         Company's Annual Report on Form 10-K for the year ended June 30, 1997)............................    --

3.12     Preferred Stock Purchase Agreement dated as of September 30, 1997 between the Company and Paul
         Ramsay Holdings Pty. Limited (incorporated by reference to Exhibit 3.12 to the Company's Annual
         Report on Form 10-K for the year ended June 30, 1997).............................................    --

3.13     Common Stock Purchase Agreement dated as of September 30, 1997 between the Company and Paul
         Ramsay Holdings Pty. Limited (incorporated by reference to Exhibit 3.13 to the Company's Annual
         Report on Form 10-K for the year ended June 30, 1997).............................................    --



3.14     Schedules to Preferred Stock Purchase Agreement described in exhibit 3.11 above (incorporated by reference to Exhibit 3.14 to the Company's Quarterly Report on Form 10-Q for the quarter
         ended September 30, 1997).........................................................................    --

3.15     Preferred Stock and Junior Subordinated Promissory Note Exchange Agreement dated December 16,
         1998 between the Company and Paul Ramsay Holdings Pty. Limited....................................    --

4.1      Trust Indenture dated as of March 31, 1990, between the Company, Bountiful Psychiatric
         Hospital, Inc., Cumberland Mental Health, Inc., East Carolina Psychiatric Services Corporation,
         Havenwyck Hospital, Inc., Mesa Psychiatric Hospital, Inc., Psychiatric Institute of West
         Virginia, Inc., and The Citizens and Southern National Bank and Susan L. Adams (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended June
         30, 1990).........................................................................................    --

4.2      First Supplemental Trust Indenture dated as of June 15, 1991 between the Company, Bountiful
         Psychiatric Hospital, Inc., Cumberland Mental Health, Inc., East Carolina Psychiatric Services
         Corporation, Havenwyck  Hospital, Inc., Mesa Psychiatric Hospital, Inc. and Psychiatric
         Hospital of West Virginia, Inc. and The Citizens and Southern National Bank, a national banking association, and an individual trustee, as Trustees (incorporated by reference to Exhibit 4.4
         to the Company's Registration Statement on Form S-2, Registration No. 33-40762)...................    --

4.3      Second Supplemental Trust Indenture dated as of May 15, 1993 between the Company, Bountiful
         Psychiatric Hospital, Inc., Cumberland Mental Health, Inc., East Carolina Psychiatric Services
         Corporation, Havenwyck Hospital, Inc., Mesa Psychiatric Hospital, Inc. and Psychiatric Hospital
         of West Virginia, Inc., and NationsBank of Georgia, National Association, and Susan L. Adams
         (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the
         year ended June 30, 1994).........................................................................    --

4.4      Third Supplemental Trust Indenture dated as of April 12, 1995 between the Company, Bountiful
         Psychiatric Hospital, Inc., Cumberland Mental Health, Inc., East Carolina Psychiatric Services
         Corporation, Havenwyck Hospital, Inc., Mesa Psychiatric Hospital, Inc. and Psychiatric Hospital
         of West Virginia, Inc., and NationsBank of Georgia, National Association, and Elizabeth Talley,
         as Trustee (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form
         10-K for the year ended June 30, 1996)............................................................    --

4.5      Fourth Supplemental Trust Indenture dated as of September 15, 1995 between the Company,
         Bountiful Psychiatric Hospital, Inc., Cumberland Mental Health, Inc., East Carolina Psychiatric
         Services Corporation, Havenwyck Hospital, Inc., Mesa Psychiatric Hospital, Inc. and Psychiatric
         Institute of West Virginia, Inc. and NationsBank of Georgia, National Association, and
         Elizabeth Talley, as Trustee (incorporated by reference to Exhibit 10.100 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)...........................    --

4.6      Fifth Supplemental Trust Indenture dated as of June 1, 1997 between the Company, Bountiful
         Psychiatric Hospital, Inc., Cumberland Mental Health, Inc., East Carolina Psychiatric Services
         Corporation, Havenwyck Hospital, Inc. and Psychiatric Institute of West Virginia, Inc. and The
         Bank of New York  and Thomas Zakrzewski, as Trustees (incorporated by reference to Exhibit 4.6
         to the Company's Annual Report on Form 10-K for the year ended June 30, 1997).....................    --

4.7      Subsidiary Borrower Note of Atlantic Treatment Center, Inc. dated May 21, 1993 in the principal amount of $4,607,945 payable to the order of Societe Generale, New York Branch (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended June
         30, 1994..........................................................................................    --



4.8      Subsidiary Borrower Note of Carolina Treatment Center, Inc. dated May 21, 1993 in the principal amount of $5,030,000 payable to the order of Societe Generale, New York Branch (substantially
         identical to Exhibit 4.7).........................................................................    --

4.9      Subsidiary Borrower Note of Greenbrier Hospital, Inc. dated May 21, 1993 in the principal amount of $5,973,125 payable to the order of Societe Generale, New York Branch (substantially
         identical to Exhibit 4.7).........................................................................    --

4.10     Subsidiary Borrower Note of Gulf Coast Treatment Center, Inc. dated May 21, 1993 in the principal amount of $4,392,500 payable to the order of Societe Generale, New York Branch
         (substantially identical to Exhibit 4.7)..........................................................    --

4.11     Subsidiary Borrower Note of Houma Psychiatric Hospital, Inc. dated May 21, 1993 in the principal amount of $3,979,589 payable to the order of Societe Generale, New York Branch
         (substantially identical to Exhibit 4.7)..........................................................    --

4.12     Subsidiary Borrower Note of HSA of Oklahoma, Inc. dated May 21, 1993 in the principal amount of
         $3,445,562 payable to the order of  Societe Generale, New York Branch (substantially identical
         to Exhibit 4.7)...................................................................................    --

4.13     Amended and Restated Subscription Agreement dated October 26, 1998 between the Company and Paul
         Ramsay Holdings Pty. Limited ("Holdings Pty.").  Pursuant to Reg. S-K, Item 601(b)(2), the
         Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the
         Commission upon request (incorporated by reference to Exhibit 4.13 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 1998).....................................    --

4.14     Amended and Restated Subscription Agreement dated October 26, 1998 between the Company and Luis
         E. Lamela.  Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the
         Schedules and Exhibits to such Agreement to the Commission upon request (incorporated by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1998)...............................................................................    --

4.15     Subscription Agreement dated October 26, 1998 between the Company and Haythe & Curley. Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request (incorporated by reference to Exhibit 4.15
         to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)..........    --

4.16     Subscription Agreement dated as of October 26, 1998 between the Company and  Dauphin Capital
         Partners I, LP.  Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request (incorporated by reference to Exhibit 4.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1998)...............................................................................    --

4.17     Subscription Agreement dated as of October 26, 1998 between the Company and Moises Hernandez,
         M.D.  Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the
         Schedules and Exhibits to such Agreement to the Commission upon request (incorporated by reference to Exhibit 4.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1998)...............................................................................    --



4.18     Subscription Agreement dated as of October 26, 1998 between the Company and Tom Hodapp. Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request (incorporated by reference to Exhibit 4.18
         to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)..........    --

4.19     Subscription Agreement dated as of October 26, 1998 between the Company and Aaron Beam. Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request (incorporated by reference to Exhibit 4.19
         to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)..........    --

4.20     Subscription Agreement dated as of October 26, 1998 between the Company and Sanford R.
         Robertson.  Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the
         Schedules and Exhibits to such Agreement to the Commission upon request (incorporated by reference to Exhibit 4.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1998)...............................................................................    --

4.21     Revolving Credit Note dated October 30, 1998 by the Company in the aggregate principal amount of $8,000,000 payable to the order of Fleet Capital Corporation (incorporated by reference to
         Exhibit 4.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
         1998).............................................................................................    --

4.22     Secured Promissory Note (Term Note) by the Company in the aggregate principal amount of
         $8,000,000 payable to the order of Fleet Capital Corporation (incorporated by reference to
         Exhibit 4.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
         1998).............................................................................................    --

4.23     Secured Promissory Note (Acquisition Note) by the Company in the aggregate principal amount of
         $6,000,000 payable to the order of Fleet Capital Corporation (incorporated by reference to
         Exhibit 4.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
         1998).............................................................................................    --

10.1     Note Purchase Agreement dated as of March 31, 1990, among the Company, Bountiful Psychiatric
         Hospital, Inc., Cumberland Mental Health, Inc., East Carolina Psychiatric Services Corporation,
         Havenwyck Hospital, Inc., Mesa Psychiatric Hospital, Inc., Psychiatric Institute of West
         Virginia, Inc., and Aetna Life Insurance Company regarding the purchase by Aetna Life Insurance
         Company of $26,000,000 principal amount of 11.6% Senior Secured Notes, $1,000,000 principal amount of 15.6% Subordinated Secured Notes and Warrants to Purchase Common Stock of the Company
         (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the
         year ended June 30, 1990).........................................................................    --

10.2     Note Purchase Agreement pursuant to which Monumental Life Insurance Company purchased
         $15,500,000 principal amount of 11.6% Senior Secured Notes, $2,000,000 principal amount of
         15.6% Subordinated Secured Notes and Warrants to Purchase Common Stock of the Company
         (substantially identical to Exhibit 10.1).........................................................    --

10.3     Note Purchase Agreement pursuant to which Connecticut Mutual Life Insurance Company purchased
         $15,000,000 principal amount of 11.6% Senior Secured Notes (substantially identical to Exhibit
         10.1).............................................................................................    --

10.4     Pledge and Security Agreement between Bountiful Psychiatric Hospital, Inc. and The Citizens and
         Southern National Bank (incorporated by reference to Exhibit 10.4 to the Company's Annual
         Report on Form 10-K for the year ended June 30, 1996).............................................    --



10.5     Pledge and Security Agreement dated as of March 31, 1990 between the Company and The Citizens
         and Southern National Bank (substantially identical to Exhibit 10.4)..............................    --

10.6     Pledge and Security Agreement between Michigan Psychiatric Services, Inc. and The Citizens and
         Southern National Bank (substantially identical to Exhibit 10.4)..................................    --

10.7     Pledge and Security Agreement between Americare of Galax, Inc. and The Citizens and Southern
         National Bank (substantially identical to Exhibit 10.4)...........................................    --

10.8     Deed of Trust, Security Agreement, and Financing Statement dated as of March 31, 1990 from
         Bountiful Psychiatric Hospital, Inc. to Merrill Title Company for the benefit of The Citizens and Southern National Bank and Susan L. Adams covering certain property in Woods Cross, Utah
         (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the
         year ended June 30, 1990).........................................................................    --

10.9     Deed of Trust and Security Agreement from Cumberland Mental Health, Inc. to First American
         Title Insurance Company for the benefit of The Citizens and Southern National Bank and Susan L.
         Adams covering certain property in Fayetteville, North Carolina (substantially identical to
         Exhibit 10.8).....................................................................................    --

10.10    Deed of Trust and Security Agreement from East Carolina Psychiatric Services Corporation to
         First American Title Insurance Company for the benefit of The Citizens and Southern National
         Bank and Susan L. Adams covering certain property in Jacksonville, North Carolina
         (substantially identical to Exhibit 10.8).........................................................    --

10.11    Mortgage and Security Agreement dated as of March 31, 1990 from Havenwyck Hospital, Inc. to The
         Citizens and Southern National Bank and Susan L. Adams covering certain property in Auburn
         Hills, Michigan (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on
         Form 10-K for the year ended June 30, 1990).......................................................    --

10.12    Leasehold Deed of Trust, Assignment of Rents and Security Agreement with Financing Statement dated as of March 31, 1990 from Mesa Psychiatric Hospital, Inc. to Transamerica Title Insurance
         Company for the benefit of The Citizens and Southern National Bank and Susan L. Adams covering certain property in Mesa, Arizona (incorporated by reference to Exhibit 10.13 to the Company's
         Annual Report on Form 10-K for the year ended June 30, 1990)......................................    --

10.13    Leasehold Deed of Trust and Security Agreement from Psychiatric Institute of West Virginia,
         Inc. to J. Nicholas Barth, Esq., for the benefit of The Citizens and Southern National Bank and
         Susan L. Adams covering certain property in Morgantown, West Virginia (substantially identical
         to Exhibit 10.12).................................................................................    --

10.14    Obligor Subrogation and Contribution Agreement dated as of April 30, 1990 among The Citizens and Southern National Bank, Susan L. Adams, the Company, Bountiful Psychiatric Hospital, Inc.,
         Cumberland Mental Health, Inc., East Carolina Psychiatric Services Corporation, Havenwyck
         Hospital, Inc., Mesa Psychiatric Hospital, Inc., and Psychiatric Institute of West Virginia,
         Inc. (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K
         for the year ended June 30, 1990).................................................................    --

10.15    Credit Agreement dated as of May 15, 1993 among the Company and certain of its subsidiaries named therein, Societe Generale, New York Branch, First Union National Bank of North Carolina
         and Hibernia National Bank, as lenders, and Societe Generale, as issuing bank and agent
         (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the
         year ended June 30, 1994).........................................................................    --



10.16    Second Amendment to Credit Agreement dated as of September 15, 1995 among the Company and certain of its subsidiaries named therein, Societe Generale, New York Branch, First Union
         National Bank of North Carolina and Hibernia National Bank, as lenders, and Societe Generale, as issuing bank and agent (incorporated by reference to Exhibit 10.99 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1995............................    --

10.17    Third Amendment to Credit Agreement dated as of August 15, 1996 among the Company and certain subsidiaries named therein, Societe Generale, New York Branch, First Union National Bank of
         North Carolina and Hibernia National Bank, as lenders, and Societe Generale, as issuing bank and agent (incorporated by reference to Exhibit 10.93 to the Company's Annual Report on Form
         10-K for the year ended June 30, 1996.............................................................    --

10.18    Fourth Amendment to Credit Agreement, First Amendment to Waiver, Consent to Merger and
         Extension Agreement dated as of May 15, 1997 among the Company and certain subsidiaries named therein, Societe Generale, New York Branch, First Union National Bank of North Carolina and
         Hibernia National Bank, as lenders, and Societe Generale, as issuing bank and agent
         (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the
         year ended June 30, 1997).........................................................................    --

10.19    Fifth Amendment to Credit Agreement, Amendment to Fourth Amendment and Amendment to Waiver
         dated as of June 4, 1997 among the Company and certain subsidiaries named therein, Societe
         Generale, New York Branch, First Union National Bank of North Carolina, as lenders, and Societe
         Generale, as issuing bank and agent (incorporated by reference to Exhibit 10.19 to the
         Company's Annual Report on Form 10-K for the year ended June 30, 1997)............................    --

10.20    Security Agreement dated as of May 15, 1993 by Atlantic Treatment Center, Inc. in favor of
         Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above, and covering certain property in Daytona Beach, Florida
         (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the
         year ended June 30, 1994).........................................................................    --

10.21    Security Agreement dated as of May 15, 1993 by Carolina Treatment Center, Inc. in favor of
         Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement
         described in Exhibit 10.15 above (substantially identical to Exhibit 10.20).......................    --

10.22    Security Agreement dated as of  May 15, 1993 by Great Plains Hospital, Inc., in favor of
         Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement
         described in Exhibit 10.15 above (substantially identical to Exhibit 10.20).......................    --

10.23    Security Agreement dated as of May 15, 1993 by Greenbrier Hospital, Inc. in favor of Societe
         Generale, as agent for the lenders which are parties to that certain Credit Agreement described
         in Exhibit 10.15 above (substantially identical to Exhibit 10.20).................................    --

10.24    Security Agreement dated as of May 15, 1993 by Gulf Coast Treatment Center, Inc. in favor of
         Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement
         described in Exhibit 10.15 above (substantially identical to Exhibit 10.20).......................    --

10.25    Security Agreement dated as of May 15, 1993 by Houma Psychiatric Hospital, Inc. in favor of
         Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement
         described in Exhibit 10.15 above (substantially identical to Exhibit 10.20).......................    --

10.26    Security Agreement dated as of May 15, 1993 by HSA of Oklahoma, Inc. in favor of Societe
         Generale, as agent for the lenders which are parties to that certain Credit Agreement described
         in Exhibit 10.15 above (substantially identical to Exhibit 10.20).................................    --



10.27    Security Agreement dated as of May 15, 1993 by The Haven Hospital, Inc. in favor of Societe
         Generale, as agent for the lenders which are parties to that certain Credit Agreement described
         in Exhibit 10.15 above (substantially identical to Exhibit 10.20).................................    --

10.28    Security Agreement dated as of May 15, 1993 by the Company in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit
         10.15 above (substantially identical to Exhibit 10.20)............................................    --

10.29    Accounts Receivable Security Agreement dated as of May 15, 1993 by Americare of Galax, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit
         Agreement described in Exhibit 10.15 above (incorporated by reference to Exhibit 10.26 to the
         Company's Annual Report on Form 10-K for the year ended June 30, 1994)............................    --

10.30    Accounts Receivable Security Agreement dated as of May 15, 1993 by Bountiful Psychiatric
         Hospital, Inc. in favor of Societe Generale, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (substantially identical to Exhibit
         10.29)............................................................................................    --

10.31    Accounts Receivable Security Agreement dated as of May 15, 1993 by Cumberland Mental Health,
         Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (substantially identical to
         Exhibit 10.29)....................................................................................    --

10.32    Accounts Receivable Security Agreement dated as of May 15, 1993 by East Carolina Psychiatric
         Services Corporation in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above
         (substantially identical to Exhibit 10.29)........................................................    --

10.33    Accounts Receivable Security Agreement dated as of May 15, 1993 by Havenwyck Hospital, Inc. in favor of  Societe Generale, New York Branch as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (substantially identical to Exhibit
         10.29)............................................................................................    --

10.34    Accounts Receivable Security Agreement dated as of May 15, 1993 by Mesa Psychiatric Hospital,
         Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (substantially identical to
         Exhibit 10.29)....................................................................................    --

10.35    Accounts Receivable Security Agreement dated as of May 15, 1993 by Michigan Psychiatric
         Services, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (substantially
         identical to Exhibit 10.29).......................................................................    --

10.36    Accounts Receivable Security Agreement dated as of May 15, 1993 by Psychiatric Institute of
         West Virginia, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above
         (substantially identical to Exhibit 10.29)........................................................    --

10.37    Stock Pledge Agreement dated as of May 15, 1993, among the Company in favor of Societe
         Generale, New York Branch, as agent for the lenders which are parties to that certain Credit
         Agreement described in Exhibit 10.15 above (incorporated by reference to Exhibit 10.34 to the
         Company's Annual Report on Form 10-K for the year ended June 30, 1994)............................    --


10.38    Revolving Credit Guarantee dated as of May 15, 1993 by Americare of Galax, Inc. in favor of
         Societe Generale, New York Branch, as agent for the lenders which are parties to that certain
         Credit Agreement described in Exhibit 10.15 above (incorporated by reference to Exhibit 10.35
         to the Company's Annual Report on Form 10-K for the year ended June 30, 1994).....................    --

10.39    Revolving Credit Guarantee dated as of May 15, 1993 by Bethany Psychiatric Hospital, Inc. in
         favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (substantially identical to Exhibit
         10.38)............................................................................................    --

10.40    Revolving Credit Guarantee dated as of May 15, 1993 by Bountiful Psychiatric Hospital, Inc. in
         favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (substantially identical to Exhibit
         10.38)............................................................................................    --

10.41    Revolving Credit Guarantee dated as of May 15, 1993 by Cumberland Mental Health, Inc. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (substantially identical to Exhibit
         10.38)............................................................................................    --

10.42    Revolving Credit Guarantee dated as of May 15, 1993 by East Carolina Psychiatric Services
         Corporation in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (substantially
         identical to Exhibit 10.38).......................................................................    --

10.43    Revolving Credit Guarantee dated as of May 15, 1993 by Havenwyck Hospital, Inc. in favor of
         Societe Generale, New York Branch, as agent for the lenders which are parties to that certain
         Credit Agreement described in Exhibit 10.15 above (substantially identical to Exhibit 10.38)......    --

10.44    Revolving Credit Guarantee dated as of May 15, 1993 by Mesa Psychiatric Hospital, Inc. in favor of  Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (substantially identical to Exhibit
         10.38)............................................................................................    --

10.45    Revolving Credit Guarantee dated as of May 15, 1993 by Michigan Psychiatric Services, Inc. in
         favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (substantially identical to Exhibit
         10.38)............................................................................................    --

10.46    Revolving Credit Guarantee dated as of May 15, 1993 by Psychiatric Institute of West Virginia,
         Inc. in favor  of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above (substantially identical to
         Exhibit 10.38)....................................................................................    --

10.47    Management  Fee Subordination Agreement dated May 15, 1993, among Paul J. Ramsay and Ramsay
         Health Care Pty. Ltd. in favor of Societe Generale, New York Branch, as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above
         (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the
         year ended June 30, 1994).........................................................................    --


10.48    Mortgage and Fixture Filing and Assignment of Leases and Rents dated as of May 15, 1993 granted by Atlantic Treatment Center, Inc. to Societe Generale, individually and as agent for the lenders which are parties to that certain  Credit Agreement described in Exhibit 10.15 above, with respect to certain real property located in Volusia County, Florida (incorporated be reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended June
         30, 1994).........................................................................................    --

10.49    Mortgage and Fixture Filing and Assignment of Leases and Rents dated as of May 15, 1993 granted by Carolina Treatment Center, Inc. to Societe Generale, individually and as agent for the lenders which are parties to that certain  Credit Agreement described in Exhibit 10.15 above, with respect to certain real property located in Horry County, South Carolina (substantially
         identical to Exhibit 10.48).......................................................................    --

10.50    Deed of Trust and Fixture Filing and Assignment of Leases and Rents dated as of May 15, 1993 granted by Great Plains Hospital, Inc. to Jacob W. Bayer, Jr. as Trustee for the benefit of
         Societe Generale, individually and as agent for the lenders which are parties to that certain
         Credit Agreement described in Exhibit 10.15 above, with respect to certain real property
         located in Vernon County, Missouri (substantially identical to Exhibit 10.48).....................    --

10.51    Mortgage, Security and Assignment of Leases and Rents dated as of May 15, 1993 by Greenbrier
         Hospital, Inc. to Societe Generale individually as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above, with respect to certain real
         property located in St. Tammany Parish, Louisiana (substantially identical to Exhibit 10.48)......    --

10.52    Mortgage and Fixture Filing and Assignment of Leases and Rents dated as of May 15, 1993 granted by Gulf Coast Treatment Center, Inc. to Societe Generale, individually and as an agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above, with respect to certain real property located in Okaloosa County, Florida (substantially
         identical to Exhibit 10.48).......................................................................    --

10.53    Mortgage, Security Agreement  and Assignment  of Leases and Rents dated as of May 15, 1993 granted by Houma Psychiatric Hospital, Inc. to Societe Generale, individually and as an agent for the lenders which are parties to that Certain Credit Agreement described in Exhibit 10.15 above, with respect to certain real property located in the City of Houma, Parish of
         Terrebonne, Louisiana (substantially identical to Exhibit 10.48)..................................    --

10.54    Mortgage with Power of Sale and Fixture Filing and Assignment of Leases and Rents dated as of
         May 15, 1993 granted by HSA of Oklahoma, Inc. to Societe Generale, individually and as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above, with respect to certain real property located in Garfield County, Oklahoma
         (substantially identical to Exhibit 10.48)........................................................    --

10.55    Deed of Trust and Fixture Filing and Assignment of Leases and Rents dated as of May 15, 1993 granted by the Haven Hospital, Inc. to Societe Generate, individually and as agent for the lenders which are parties to that certain Credit Agreement described in Exhibit 10.15 above, with respect to certain real property located in the City of DeSoto, Dallas County, Texas
         (substantially identical to Exhibit 10.48)........................................................    --

10.56    Loan Agreement between Okaloosa County, Florida and  Gulf Coast Treatment Center, Inc. dated
         October 1, 1984, relating to the issuance of bonds for Gulf Coast Treatment Center, Inc.
         (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form
         S-1, Registration No. 2-98921)....................................................................    --


10.57    Loan Agreement between Louisiana Public Facilities Authority and  Greenbrier Hospital, Inc.
         dated  November 1, 1984, relating to the issuance of bonds for Greenbrier Hospital, Inc.
         (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form
         S-1, Registration No. 2-98921)....................................................................    --

10.58    Loan Agreement between Horry County, South Carolina and Carolina Treatment Center, Inc. dated
         December 1, 1984, relating to the issuance of bonds for Carolina Treatment Center, Inc.
         (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form
         S-1, Registration No. 2-98921)....................................................................    --

10.59    Loan Agreement between Louisiana Public Facilities Authority and Houma Psychiatric Hospital,
         Inc. dated September 1, 1985, relating to the issuance of bonds for Houma Psychiatric Hospital,
         Inc.  (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K
         for the year ended June 30, 1994).................................................................    --

10.60    Ground Lease between Facilities Management Corporation, as landlord, and Psychiatric Institute of
         West Virginia, Inc., as tenant, dated as of September 30, 1985 (incorporated by reference to
         Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994).......    --

10.61    Lease Agreement between Houma Psychiatric Hospital, Inc. and Hospital Service District No. 1 of
         the Parish of Terrebonne, State of Louisiana, effective February 1, 1985 (incorporated by reference to Exhibit 10.38 to the Company's Registration Statement on Form S-1, Registration
         No. 2-98921)......................................................................................    --

10.62    Lease among Bethany Psychiatric Hospital, Inc., Bethany General Hospital, the City of Bethany,
         Oklahoma and the Bethany General Hospital Trust dated December 9, 1985 (ground lease)
         (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K for the
         year ended June 30, 1996).........................................................................    --

10.63    Loan Agreement between The Enid Development Authority and HSA of Oklahoma, Inc. dated as of
         October 1, 1985, relating to The Enid Development Authority Variable Rate Demand Revenue Bonds
         (Meadowlake Hospital Project) (incorporated by reference to Exhibit 10.60 to the Company's
         Annual Report on Form 10-K for the year ended June 30, 1994)......................................    --

10.64    Ramsay Health Care, Inc. 1990 Stock Option Plan, as amended to date (incorporated by reference
         Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed on March 6, 1991)...........    --

10.65    Lease Agreement dated August 30, 1988 between the Company and Ayshire Land Dome Joint Venture relating to office space at One Poydras Plaza, New Orleans, Louisiana (incorporated by reference to Exhibit 10.78 to the Company's Registration Statement on Form S-2, Registration
         No. 33-40762).....................................................................................    --

10.66    Ramsay Health Care, Inc. Deferred Compensation and Retirement Plan (incorporated by reference to Exhibit 10.79 to the Company's Registration Statement on Form S-2, Registration
         No. 33-40762).....................................................................................    --

10.67    Personnel and Facility Sharing Agreement dated as of June 27, 1991 between the Company and
         Ramsay Holdings HSA Limited (incorporated by reference to Exhibit 10.83 to the Company's
         Registration Statement on Form S-2, Registration No. 33-40762)....................................    --

10.68    Indemnity Agreement dated as of June 1991 between the Company and Ramsay Holdings HSA Limited
         (incorporated by reference to Exhibit 10.84 to the Company's Registration Statement on Form
         S-2, Registration No. 33-40762)...................................................................    --


10.69    Management Agreement dated as of June 25, 1992 between the Company and Ramsay Health Care Pty.
         Limited (incorporated by reference to Exhibit 10.90 to the Company's Annual Report on Form 10-K
         for the year ended June 30, 1992).................................................................    --

10.70    Ramsay Health Care, Inc. 1991 Stock Option Plan (incorporated by reference to Exhibit 10.91 to
         the Company's Annual Report on Form 10-K for the year ended June 30, 1992)........................    --

10.71    Employment Agreement dated January 23, 1992 between the Company and Wallace E. Smith
         (incorporated by reference to Exhibit 10.94 to the Company's Annual Report on Form 10-K for the
         year ended June 30, 1992).........................................................................    --

10.72    Employment Agreement dated January 23, 1992 between the Company and John A. Quinn (incorporated by reference to Exhibit 10.95 to the Company's Annual Report on Form 10-K for the year ended
         June 30, 1992)....................................................................................    --

10.73    Lease dated April 4, 1992 between the Union Labor Life Insurance Company and the Company
         (incorporated by reference to Exhibit 10.98 to the Company's Annual Report on Form 10-K for the
         year ended June 30, 1992).........................................................................    --

10.74    Lease dated May 27, 1992 between Gail Buy and Bountiful Psychiatric Hospital (incorporated by reference to Exhibit 10.99 to the Company's Annual Report on Form 10-K for the year ended June
         30, 1992).........................................................................................    --

10.75    Lease Agreement dated as of February 12, 1993 by and between Gulf Coast Treatment Center, Inc.
         and Vendell of Florida, Inc. (incorporated by reference to Exhibit 10.82 to  the Company's
         Annual Report on Form 10-K for the year ended June 30, 1994)......................................    --

10.76    Ramsay Health Care, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 10.83 to
         the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)..............    --

10.77    Ramsay Health Care, Inc. 1993 Employee Stock Purchase Plan (incorporated by reference to
         Exhibit 10.84 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31,
         1993).............................................................................................    --

10.78    Fourth Modification, Extension and Amendment of Lease Agreement dated November 15, 1993 between the Company and One Poydras Plaza Venture relating to the Company's office space at One Poydras
         Plaza, New Orleans, Louisiana (incorporated by reference to Exhibit 10.84 to the Company's
         Annual Report on Form 10-K for the year ended June 30, 1994)......................................    --

10.79    Employment Agreement dated July 19, 1994 between the Company and Brent J. Bryson (incorporated by reference to Exhibit 10.85 to the Company's Annual Report on Form 10-K for the year ended
         June 30, 1995)....................................................................................    --

10.80    Rights Agreement dated as of August 1, 1995 between the Company and First Union National Bank of North Carolina, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary Rights to Purchase Common Shares as Exhibit B (incorporated by reference to
         Exhibit 4.1 to the Company's  Current Report on Form 8-K dated August 1, 1995)....................    --

10.81    Amendment to Rights Agreement, dated October 3, 1995 between the Company and First Union National
         Bank of North Carolina, as Rights Agent (incorporated by reference to Exhibit 10.102 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).................    --


10.82    Amendment No. 2 to Rights Agreement, dated as of November 1, 1996 between the Company and First
         Union National Bank of North Carolina, as Rights Agent (incorporated by reference to
         Exhibit 10.101 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1996)...............................................................................    --

10.83    Letter Agreement dated June 30, 1995 among the Company, Ramsay Holdings HSA Limited and Paul
         Ramsay Holdings Pty. Limited (incorporated by reference to Exhibit 4.2 to the Company's Current
         Report on Form 8-K dated August 1, 1995...........................................................    --

10.84    Lease Agreement dated April 12, 1995 between Capstone Capital Corporation and Mesa Psychiatric
         Hospital, Inc. (incorporated by reference to Exhibit 10.88 to the Company's Annual Report on
         Form 10-K for the year ended June 30, 1995).......................................................    --

10.85    Lease Agreement dated April 12, 1995 between Capstone Capital of  San Antonio, LTD, d/b/a
         Cahaba of San Antonio, LTD. and RHCI San Antonio, Inc. (incorporated by reference  to Exhibit
         10.89  to the Company's Annual Report on Form 10-K  for the year ended June 30, 1995).............    --

10.86    Facility Lease Agreement dated June 26, 1995 by and between Charter Canyon Behavioral Health
         Systems, Inc. and Bountiful Psychiatric Hospital, Inc. (incorporated by reference to Exhibit
         10.90 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995................    --

10.87    Employment termination letter dated September 15, 1995 between the Company and Gregory H.
         Browne (incorporated by reference to Exhibit 10.91 to the Company's Annual Report on Form 10-K
         for the year ended June 30, 1995).................................................................    --

10.88    Second Amended and Restated Distribution Agreement between the Company and Ramsay Managed Care,
         Inc. ("RMCI") (incorporated by reference to Exhibit 10.1 to RMCI's Registration Statement on
         Form S-1 (Registration No. 33-78034) filed with the Commission on April 24, 1995).................    --

10.89    Employee Benefit Agreement dated as of February 1, 1995 between the Company and RMCI
         (incorporated by reference to Exhibit 10.4 to RMCI's Registration Statement on Form S-1
         (Registration No. 33-78034) filed with the Commission on April 24, 1995)..........................    --

10.90    Tax Sharing Agreement dated as of October 25, 1994 between the Company and RMCI (incorporated by reference to Exhibit 10.5 to RMCI's Registration Statement on Form S-1 (Registration No.
         33-78034) filed with the Commission on April 24, 1995)............................................    --

10.91    Corporate Services Agreement dated as of January 2, 1995 between the Company and RMCI
         (incorporated by reference to Exhibit 10.6 to RMCI's Registration Statement on Form S-1
         (Registration No. 33-78034) filed with the Commission on April 24, 1995)..........................    --

10.92    Form of Withholding Tax Agreement between the Company, Ramsay Holdings HSA Limited, Paul Ramsay
         Holdings Pty. Limited and Ramsay Health Care Pty. Limited (incorporated by reference to Exhibit
         10.7 to RMCI's Registration Statement on Form S-1 (Registration No. 33-78034) filed with the
         Commission on April 24, 1995......................................................................    --

10.93    $6,000,000 Subordinated Promissory Note of RMCI, as amended (incorporated by reference to
         Exhibit 10.13 to RMCI's Registration Statement on Form S-1 (Registration No.33-78034) filed
         with the Commission on April 24, 1995)............................................................    --



10.94    Consent and Amendment dated April 12, 1996 among the Company and certain of its subsidiaries named therein, Societe Generale, New York Branch, First Union National Bank of North Carolina
         and Hibernia National Bank, as lenders, and Societe Generale, as issuing bank and agent
         (incorporated by reference to Exhibit 10.88 to the Company's Annual Report on Form 10-K for the
         year ended June 30, 1996).........................................................................    --

10.95    Amended and Restated Stock Purchase Agreement dated October 12, 1995 by and among Paul Ramsay
         Holdings Pty. Limited, Ramsay Health Care, Inc. and, solely for the purpose of Section I, III and
         VI of the agreement, Ramsay Health Care Pty. Limited (incorporated by reference to Exhibit 10.101
         to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995...........    --

10.96    Amendment to Rights Agreement, date October 3, 1995 between Ramsay Health Care, Inc. and First
         Union National Bank of North Carolina, as Rights Agent incorporated by reference to Exhibit 10.102
         to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)..........    --

10.97    Ramsay Health Care, Inc. 1995 Long Term Incentive Plan (incorporated by reference to
         Exhibit 10.103 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         December 31, 1995)................................................................................    --

10.98    Stock Purchase Agreement dated as of August 13, 1996 by and among Paul Ramsay Holdings Pty.
         Limited, the Company and, solely for purposes of Sections I, III and IV thereof, Ramsay Health
         Care Pty. Limited (incorporated by reference to Exhibit 10.94 to the Company's Annual Report on
         Form 10-K for the year ended June 30, 1996).......................................................    --

10.99    Amended and Restated Employment Agreement dated as of August 15, 1996 by and between Reynold
         Jennings and the Company  (incorporated by reference to Exhibit 10.95 to the Company's Annual
         Report on Form 10-K for the year ended June 30, 1996).............................................    --

10.100   Exchange Agreement dated September 10, 1996, by and among the Company, Paul Ramsay Hospitals
         Pty. Limited and Paul J. Ramsay, including a related Warrant Certificate dated September 10,
         1996 issued to Ramsay Hospitals Pty. Limited (incorporated by reference to Exhibit 10.96 to the
         Company's Annual Report on Form 10-K for the year ended June 30, 1996)............................    --

10.101   Consulting Agreement dated as of January 1, 1996 between the Company and Summa Healthcare
         Group, Inc. (incorporated by reference to Exhibit 10.97 to the Company's Annual Report on Form
         10-K for the year ended June 30, 1996)............................................................    --

10.102   Consulting Agreement dated as of February 1, 1997 between the Company and Summa Healthcare
         Group, Inc........................................................................................    --

10.103   Letter Agreement dated as of September 10, 1996 by and among the Company, Ramsay Health Care
         Pty. Limited Paul Ramsay Holdings Pty. Limited, including a related Warrant Certificate dated
         September 10, 1996 issued to Paul Ramsay Holdings Pty. Limited (incorporated by reference to
         Exhibit 10.98 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996).......    --

10.104   Employment Agreement dated August 12, 1996 by and between the Company and Remberto Cibran
         (incorporated by reference to Exhibit 10.99 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended September 30, 1996).............................................................    --

10.105   Services Agreement dated August 12, 1996 by and between the Company and HealthLink Enterprises,
         Inc. (incorporated by reference to Exhibit 10.100 to the Company's Quarterly Report on Form
         10-Q for the quarter ended September 30, 1996)....................................................    --


10.106   Credit Agreement, including all Annexes thereto, dated September 30, 1997 among the Company,
         The Lenders from Time to Time Party Thereto, General Electric Capital Corporation, as
         Administrative Agent, and GECC Capital Markets Group, as Syndication Agent........................    --

10.107   Subordinated Note Purchase Agreement dated as of September 30, 1997 among the Company, as
         Issuer, and General Electric Capital Corporation and Paul Ramsay Holdings Pty. Limited, as
         Purchasers........................................................................................    --

10.108   Registration Rights Agreement dated as of September 30, 1997 between the Company and General
         Electric Capital Corporation......................................................................    --

10.109   Release of Collateral, Termination and Cash Collateral Agreement dated as of September 30, 1997 among the Company and certain subsidiaries named therein, Societe Generale, New York Branch,
         First Union National Bank of North Carolina and Hibernia National Bank, as lenders, and Societe
         Generale, as issuing bank and agent...............................................................    --

10.110   Employment Agreement dated as of October 1, 1997 by and between the Company and Luis E. Lamela
         (incorporated by reference to Exhibit 10.110 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended September 30, 1997).............................................................    --

10.111   Schedules to Credit Agreement described in Exhibit 10.106 above (incorporated by reference to
         Exhibit 10.111 to the Company's Quarterly Report on Form 10-Q for the quarter ended September
         30, 1997).........................................................................................    --

10.112   Schedules to Subordinated Note Purchase Agreement described in Exhibit 10.107 above
         (incorporated by reference to Exhibit 10.112 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended September 30, 1997).............................................................    --

10.113   First Amendment to Credit Agreement dated as of March 27, 1998 by and among the Company, certain subsidiaries of the Company on the signature pages thereto, General Electric Capital
         Corporation, as Administrative Agent and Lender, and The ING Capital Senior Secured High Income
         Fund, L.P., as Lender (incorporated by reference to Exhibit 10.113 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 1998).........................................    --

10.114   First Amendment to Subordinated Note Purchase Agreement dated as of March 27, 1998 by and among the Company, General Electric Capital Corporation and Paul Ramsay Holdings Pty. Limited
         (incorporated by reference to Exhibit 10.114 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended March 31, 1998).................................................................    --

10.115   Junior Subordinated Note Purchase Agreement dated as of March 25, 1998 by and between the
         Company and Paul Ramsay Holdings Pty. Limited (incorporated by reference to Exhibit 10.115 to
         the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).................    --

10.116   Lease Agreement dated as of September 28, 1998 between Capstone Capital Corporation and
         Havenwyck Hospital, Inc. (incorporated by reference to Exhibit 10.116 to the Company's Current
         Report on Form 8-K dated October 9, 1998).........................................................    --

10.117   Guaranty of Obligations Pursuant to Lease Agreement described in Exhibit 10.116 above dated as of
         September 28, 1998 by the Company in favor of Capstone Capital Corporation (incorporated by
         reference to Exhibit 10.117 to the Company's Current Report on Form 8-K dated October 9, 1998)....    --



10.118   Second Amendment to Credit Agreement dated as of May 20, 1998 by and among the Company, certain subsidiaries of the Company on the signature pages thereto, General Electric Capital
         Corporation, as Administrative Agent and Lender, and The ING Capital Senior Secured High Income
         Fund, L.P., as Lender (incorporated by reference to Exhibit 10.118 to the Company's Annual
         Report on Form 10-K for the year ended June 30, 1998).............................................    --

10.119   Second Amendment to Subordinated Note purchase Agreement dated as of May 20, 1998 by and among the Company, General Electric Capital Corporation and Paul Ramsay Holdings Pty. Limited
         (incorporated by reference to Exhibit 10.119 to the Company's Annual Report on Form 10-K/A for
         the year ended June 30, 1998).....................................................................    --

10.120   Third Amendment to Credit Agreement dated as of June 29, 1998 by and among the Company, certain subsidiaries of the Company on the signature pages thereto, General Electric Capital
         Corporation, as Administrative Agent and Lender, and The ING Capital Senior Secured High Income
         Fund, L.P., as Lender (incorporated by reference to Exhibit 10.120 to the Company's Annual
         Report on Form 10-K/A for the year ended June 30, 1998)...........................................    --

10.121   Third Amendment to Subordinated Note Purchase Agreement dated as of June 29, 1998 by and among the Company, General Electric Capital Corporation and Paul Ramsay Holdings Pty. Limited
         (incorporated by reference to Exhibit 10.121 to the Company's Annual Report on Form 10-K/A for
         the year ended June 30, 1998).....................................................................    --

10.122   Fourth Amendment to Credit Agreement dated as of July 29, 1998 by and among the Company, certain subsidiaries of the Company on the signature pages thereto, General Electric Capital
         Corporation, as Administrative Agent and Lender, and The ING Capital Senior Secured High Income
         Fund, L.P., as Lender (incorporated by reference to Exhibit 10.122 to the Company's Annual
         Report on Form 10-K/A for the year ended June 30, 1998)...........................................    --

10.123   Fourth Amendment to Subordinated Note Purchase Agreement dated as of July 29, 1998 by and among the Company, General Electric Capital Corporation and Paul Ramsay Holdings Pty. Limited
         (incorporated by reference to Exhibit 10.123 to the Company's Annual Report on Form 10-K/A for
         the year ended June 30, 1998).....................................................................    --

10.124   Amended and Restated Credit Agreement dated as of September 30, 1998 by and among the Company, the Lenders from time to time party thereto and General Electric Capital Corporation, as
         Administrative Agent (incorporated by reference to Exhibit 10.124 to the Company's Annual
         Report on Form 10-K/A for the year ended June 30, 1998)...........................................    --

10.125   Amended and Restated Subordinated Note Purchase Agreement dated as of September 30, 1998 by and between the Company and Paul Ramsay Holdings Pty. Limited (incorporated by reference to Exhibit
         10.125 to the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998)............    --

10.126   Amendment No. 3 to Rights Agreement dated as of October 15, 1998 between the Company and First
         Union National Bank of North Carolina, as Rights Agent (incorporated by reference to
         Exhibit 10.126 to the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998)....    --


10.127   Loan and Security Agreement dated as of October 30, 1998 by and among the Company, certain subsidiaries of the Company on the signature pages thereto,  Fleet Capital Corporation, as a
         Lender and as Agent, and the Lenders from time to time party thereto.  Pursuant to Reg. S-K,
         Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such
         Agreement to the Commission upon request (incorporated by reference to Exhibit 10.127 to the
         Company's Annual Report on Form 10-K/A for the year ended June 30, 1998)..........................    --

10.128   Subordination Agreement dated October 30, 1998 by and among Holdings Pty., Paul Ramsay
         Hospitals Pty. Limited, Ramsay Holdings HSA Limited and Fleet Capital Corporation, as Agent,
         and consented to by the Company and certain of its subsidiaries on the signature pages thereto
         (incorporated by reference to Exhibit 10.128 to the Company's Annual Report on Form 10-K/A for
         the year ended June 30, 1998).....................................................................    --

10.129   Junior Subordinated Loan and Exchange Agreement dated as of October 30, 1998 by and between
         Holdings Pty. and the Company (incorporated by reference to Exhibit 10.129 to the Company's
         Annual Report on Form 10-K/A for the year ended June 30, 1998)....................................    --

10.130   Amended and Restated Exchange Agreement dated as of October 26, 1998 by and between Holdings
         Pty. and the Company.  Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request
         (incorporated by reference to Exhibit 10.130 to the Company's Annual Report on Form 10-K/A for
         the year ended June 30, 1998).....................................................................    --

10.131   First Amendment to Loan and Security Agreement dated as of March 19, 1999 by and among the
         Company, certain subsidiaries of the Company on the signature pages thereto, Fleet Capital
         Corporation, as a Lender and as Agent for the  Lenders, and the Lenders from time to time party thereto.  Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the
         Schedules and Exhibits to such Agreement to the Commission upon request...........................    --

10.132   Guaranty dated as of March 19, 1999 by and among The Rader Group, Incorporated, Ramsay Youth
         Services Puerto Rico, Inc. in favor of Fleet Capital Corporation, as Lender and Agent for the
         Lenders, and the Lenders from time to time party thereto (incorporated by reference to the
         Company's Transition Report on Form 10-K for the six months ended December 31, 1998)..............    --

10.133   Security Agreement dated as of March 19, 1999 by and among The Rader Group, Incorporated,
         Ramsay Youth Services Puerto Rico, Inc. in favor of Fleet Capital Corporation, as Lender and
         Agent for the Lenders, and the Lenders from time to time party thereto (incorporated by reference to the Company's Transition Report on Form 10-K for the six months ended December 31,
         1998).  Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the
         Schedules and Exhibits to such Agreement to the Commission upon request...........................    --

10.134   Pledge Amendment dated as of March 19, 1999 by the Company in favor of Fleet Capital
         Corporation, as Secured Party (incorporated by reference to the Company's Transition Report on
         Form 10-K for the six months ended December 31, 1998).............................................    --

10.135   Pledge Agreement dated as of March 19, 1999 by and between Ramsay Educational Services, Inc. in favor of Fleet Capital Corporation, as Agent for the Lenders (incorporated by reference to the
         Company's Transition Report on Form 10-K for the six months ended December 31, 1998).
         Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and
         Exhibits to such Agreement to the Commission upon request.........................................    --


10.136   First Amendment to Employment Agreement dated December 1, 1998 between the Company and Luis E.
         Lamela (incorporated by reference to the Company's Transition Report on Form 10-K for the six
         months ended December 31, 1998)...................................................................    --

10.137   First Amendment to Employment Agreement dated December 1, 1998 between the Company and Remberto
         Cibran (incorporated by reference to the Company's Transition Report on Form 10-K for the six
         months ended December 31, 1998)...................................................................    --

10.138   Second Amendment to Loan Agreement, Consent and Borrowing Base Change Notice dated as of June
         30, 1999 by and among the Company, certain subsidiaries of the Company and Fleet Capital
         Corporation, as agent and lender (incorporated by reference to Exhibit 10.138 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)................................    --

10.139   Third Amendment to Loan and Security Agreement dated as of November 28, 1999 by and among the
         Company, the subsidiaries of the Company and Fleet Capital Corporation as agent and lender.
         Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and
         Exhibits to such Agreement to the Commission upon request.........................................    --

10.140   Fourth Amendment to Loan and Security Agreement dated as of January 25, 2000 by and among the
         Company, the subsidiaries of the Company and Fleet Capital Corporation, as agent and lender.
         Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and
         Exhibits to such Agreement to the Commission upon request.........................................    --

10.141   Subordinated Note and Warrant Purchase Agreement dated as of January 25, 2000 by and among the
         Company, the subsidiaries of the Company as Guarantors and SunTrust Banks, Inc. as the
         Purchaser. Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the
         Schedules and Exhibits to such Agreement to the Commission upon request...........................    --

10.142   Registration Rights Agreement dated as of January 25, 2000 by and between the Company and
         SunTrust Banks, Inc...............................................................................    --

10.143   Ramsay Youth Services, Inc. 1999 Stock Option Plan................................................    --

11       Computation of Net Income (Loss) Per Share........................................................    --

21       Subsidiaries of the Company.......................................................................    --

23       Consent of Ernst & Young LLP......................................................................    --

23.1     Consent of Deloitte & Touche LLP..................................................................    --

27       Financial Data Schedule...........................................................................    --



Copies of exhibits filed with this Annual Report on Form 10-K or incorporated herein by reference do not accompany copies hereof for distribution to stockholders of the Company. The Company will furnish a copy of such exhibits to any stockholder requesting it.