Form 10-Q
period 2000-03-31
RAMSAY YOUTH SERVICES INC
filed 2000-05-12
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the Transition period from ______ to ______

                         Commission file number 0-13849


                           RAMSAY YOUTH SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                      63-0857352
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Columbus Center
One Alhambra Plaza, Suite 750
Coral Gables, Florida                                     33134
----------------------------------------               ----------
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

         The number of shares of the Registrant's Common Stock outstanding as of May 2, 2000, follows:


         Common Stock, par value $0.01 per share - 9,105,809 shares

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



                                                                                                   Page
                                                                                                   ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................................      1

Condensed consolidated balance sheets - March 31, 2000 (unaudited) and
         December 31, 1999.....................................................................      1

Condensed consolidated statements of operations - quarters ended
         March 31, 2000 and 1999 (unaudited)...................................................      3

Condensed consolidated statements of cash flows - quarters ended March 31,
         2000 and 1999 (unaudited).............................................................      4

Notes to condensed consolidated financial statements - March 31, 2000 (unaudited)..............      5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................................      9


PART II. OTHER INFORMATION

Item 5.  Other Information.....................................................................     13

Item 6.  Exhibits and Current Reports on Form 8-K..............................................     15

SIGNATURES.....................................................................................     16



                          PART I. FINANCIAL INFORMATION

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             March 31,       December 31,
                                                                               2000              1999
                                                                            -----------      -----------
                                                                            (unaudited)          (Note 1)
ASSETS

Current assets
    Cash and cash equivalents ........................................      $ 1,602,000      $   622,000
     Accounts receivable, less allowances for doubtful
        accounts of $2,515,000 and $2,615,000 at March 31,
        2000 and December 31, 1999, respectively .....................       16,406,000       15,189,000
    Amounts due from third-party contractual agencies ................        2,396,000        2,549,000
    Other receivables ................................................          986,000        2,409,000
    Other current assets .............................................        1,621,000        1,430,000
                                                                            -----------      -----------
        Total current assets .........................................       23,011,000       22,199,000


Other assets
   Cash held in trust ................................................        1,893,000        1,893,000
   Cost in excess of net asset value of purchased businesses, net ....        1,313,000        1,426,000
   Other intangible assets, net ......................................          444,000          453,000
   Unamortized loan costs, net .......................................        1,239,000          987,000
   Net assets held for sale ..........................................        2,123,000        2,090,000
                                                                            -----------      -----------
        Total other assets ...........................................        7,012,000        6,849,000


Property and equipment
  Land ...............................................................        3,545,000        3,448,000
  Buildings and improvements .........................................       30,376,000       30,126,000
  Equipment, furniture and fixtures ..................................       10,771,000       13,225,000
                                                                            -----------      -----------
                                                                             44,692,000       46,799,000

  Less accumulated depreciation ......................................       17,039,000       19,221,000
                                                                            -----------      -----------
                                                                             27,653,000       27,578,000
                                                                            -----------      -----------

                                                                            $57,676,000      $56,626,000
                                                                            ===========      ===========


            See notes to condensed consolidated financial statements.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           March 31,          December 31,
                                                                             2000                 1999
                                                                         -------------       -------------
                                                                          (unaudited)           (Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable ...............................................      $   4,909,000       $   7,274,000
   Accrued salaries and wages .....................................          4,278,000           2,975,000
   Other accrued liabilities ......................................          2,441,000           3,601,000
   Amounts due to third-party contractual agencies ................          5,476,000           5,193,000
   Due to affiliate ...............................................            600,000             600,000
   Current portion of long-term debt ..............................          1,457,000           1,394,000
                                                                         -------------       -------------
         Total current liabilities ................................         19,161,000          21,037,000

Noncurrent liabilities
   Other accrued liabilities ......................................          6,983,000           6,934,000
   Long-term debt, less current portion ...........................         13,818,000          11,561,000

Commitments and contingencies

Stockholders' equity
   Common stock $.01 par value--authorized
       30,000,000 shares; issued 9,105,809 shares at March 31,
       2000 and 9,086,191 shares at December 31, 1999 .............             91,000              90,000
   Additional paid-in capital .....................................        126,598,000         126,138,000
   Accumulated deficit ............................................       (105,076,000)       (105,235,000)
   Treasury stock--193,850 common shares at March 31, 2000
       and December 31, 1999, at cost .............................         (3,899,000)         (3,899,000)
                                                                         -------------       -------------
           Total stockholders' equity .............................         17,714,000          17,094,000
                                                                         -------------       -------------

                                                                         $  57,676,000       $  56,626,000
                                                                         =============       =============


            See notes to condensed consolidated financial statements.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                    Quarter Ended March 31,
                                                                -------------------------------
                                                                    2000               1999
                                                                ------------       ------------
REVENUES .................................................      $ 23,457,000       $ 18,894,000

Operating Expenses:
   Salaries, wages and benefits ..........................        14,687,000         11,189,000
   Other operating expenses ..............................         6,931,000          6,164,000
   Provision for doubtful accounts .......................           581,000            485,000
   Depreciation and amortization .........................           590,000            572,000
                                                                ------------       ------------
TOTAL OPERATING EXPENSES .................................        22,789,000         18,410,000
                                                                ------------       ------------

Income from operations ...................................           668,000            484,000

Non-operating income (expenses):
   Investment and other income ...........................            28,000          1,552,000
   Interest and other financing charges ..................          (494,000)          (284,000)
                                                                ------------       ------------
     Total non-operating income (expenses), net ..........          (466,000)         1,268,000

INCOME BEFORE INCOME TAXES ...............................           202,000          1,752,000

Provision for income taxes ...............................            42,000             47,000
                                                                ------------       ------------

NET INCOME ...............................................      $    160,000       $  1,705,000
                                                                ============       ============

Income attributable to common stockholders ...............      $    160,000       $  1,705,000
                                                                ============       ============
Income per common share:
   Basic .................................................      $        .02       $        .19
                                                                ============       ============
   Diluted ...............................................      $        .02       $        .19
                                                                ============       ============

Weighted average number of common shares outstanding:
   Basic .................................................         8,895,000          8,887,000
                                                                ============       ============
   Diluted ...............................................         9,003,000          8,887,000
                                                                ============       ============



            See notes to condensed consolidated financial statements.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                              Quarter Ended March 31,
                                                                           -----------------------------
                                                                               2000              1999
                                                                           -----------       -----------
Cash flows from operating activities:
    Net income ......................................................      $   160,000       $ 1,705,000
    Adjustments to reconcile net income to net cash
        used in operating activities:
       Depreciation .................................................          468,000           442,000
       Amortization, including loan costs ...........................          196,000           201,000
       Provision for doubtful accounts ..............................          581,000           485,000
       Change in operating assets and liabilities:
           Accounts receivable ......................................       (1,798,000)          (60,000)
           Other current assets .....................................        1,385,000          (295,000)
           Accounts payable .........................................       (2,365,000)         (249,000)
           Accrued salaries, wages and other accrued liabilities ....          192,000        (1,108,000)
           Amounts due to third-party contractual agencies ..........          283,000        (1,326,000)
                                                                           -----------       -----------
               Total adjustments ....................................       (1,058,000)       (1,910,000)
                                                                           -----------       -----------
                   Net cash used in operating activities ............         (898,000)         (205,000)
                                                                           -----------       -----------
Cash flows from investing activities:
   Increase in net assets held for sale .............................          (33,000)         (774,000)
   Expenditures for property and equipment ..........................         (394,000)         (238,000)
   Acquisitions .....................................................         (149,000)               --
   Preopening costs .................................................               --           (16,000)
   Cash held in trust ...............................................               --            (4,000)
                                                                           -----------       -----------
                  Net cash used in investing activities .............         (576,000)       (1,032,000)
                                                                           -----------       -----------
Cash flows from financing activities:
   Loan costs .......................................................         (326,000)          (32,000)
   Amounts paid to affiliate ........................................               --          (700,000)
   Proceeds from issuance of debt and warrants ......................        5,149,000         1,277,000
   Payments on debt .................................................       (2,375,000)               --
   Net proceeds from exercise of options and stock purchases ........           24,000            12,000
   Registration costs ...............................................          (18,000)           60,000
                                                                           -----------       -----------
                Net cash provided by financing activities ...........        2,454,000           617,000
                                                                           -----------       -----------
Net increase (decrease) in cash and cash equivalents ................          980,000          (620,000)
Cash and cash equivalents at beginning of period ....................          622,000         1,478,000
                                                                           -----------       -----------
Cash and cash equivalents at end of period ..........................      $ 1,602,000       $   858,000
                                                                           ===========       ===========


Cash paid during the period for:
   Interest .........................................................      $   422,000       $   196,000
                                                                           ===========       ===========
   Income taxes .....................................................      $   889,000       $   490,000
                                                                           ===========       ===========


            See notes to condensed consolidated financial statements.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2000


NOTE 1.  BASIS OF PRESENTATION

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are, unless otherwise discussed in this report, of a normal recurring nature and have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

FUTURE ACCOUNTING REQUIREMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", which establishes standards for the accounting and reporting of derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES




instruments at fair value. This statement is effective for years beginning after June 15, 2000. The adoption of this new accounting standard is not expected to have a material impact on the Company's consolidated financial position or results of operations.

         Certain reclassifications have been made to the prior year financial statements to conform to the fiscal 2000 presentation.

NOTE 2.  ASSETS HELD FOR SALE

         The assets and liabilities relating to the Company's facility in Palm Bay, Florida are reflected in the accompanying consolidated balance sheets as net assets held for sale. The following is a summary of these assets and liabilities at March 31, 2000:

         Other receivables                                            $    32,000
         Other current assets                                               9,000
         Property and equipment                                         2,103,000
         Other accrued liabilities                                        (21,000)
                                                                      -----------
            Total                                                     $ 2,123,000
                                                                      ===========

         For the quarter ended March 31, 2000, this facility had revenues and income before income taxes of approximately $20,000 and $3,000, respectively.

NOTE 3.  TRANSACTIONS WITH AFFILIATES

         As previously mentioned, on June 30, 1999, the Company acquired all of the issued and outstanding shares of common stock of RHCL, a holding company in liquidation whose principal asset consisted of a receivable from the State of Louisiana, in a purchase transaction between companies under common control. The transaction was accounted for in a manner similar to the pooling-of-interest method. The purchase price of $700,000 is equal to the net book value of RHCL on the date of the acquisition. Accordingly, the Company's financial statements reflect the consolidated balance sheets and consolidated results of operations of both entities as if the merger had been in effect for all periods presented. As of March 31, 2000, the Company has paid $100,000 of the purchase price. Payment of the remaining $600,000 is subject to the occurrence of certain events as defined in the Company's senior credit facility (see Note 4). RHCL had no operations during the quarters ended March 31, 2000 or March 31, 1999.

NOTE 4.  BORROWINGS

         The Company's long-term debt at March 31, 2000 is as follows:

         Variable rate Term Loan, due October 30, 2003                           $ 7,081,000
         Revolver, due October 30, 2003                                            1,067,000
         Acquisition Loan, due October 30, 2003                                    2,397,000
         Subordinated Note (net of $454,000 discount), due January 25, 2007        4,546,000
         Other                                                                       184,000
                                                                                 -----------
                                                                                  15,275,000
         Less current portion                                                      1,457,000
                                                                                 -----------
                                                                                 $13,818,000
                                                                                 ===========


         On October 30, 1998, the Company refinanced its existing credit facilities with proceeds from a credit facility consisting of term and revolving credit debt of $22,000,000 (the "Senior Credit Facility").

         Under the terms of the Senior Credit Facility, the Company was provided with (i) a term loan of $8,000,000 (the "Term Loan"), payable in 54 monthly installments ranging from $83,000 to $208,000,

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES





beginning May 1, 1999, with a final installment of $1,000,000 due on October 30, 2003, (ii) a revolving credit facility (the "Revolver") for an amount up to the lesser of $8,000,000 or the borrowing base of the Company's receivables (as defined in the agreement) and (iii) an acquisition loan (the "Acquisition Loan") commitment of up to $6,000,000, beginning March 1, 1999. As of May 2, 2000, approximately $1,985,000 had been drawn under the Revolver and $2,345,000 had been drawn under the Acquisition Loan.

         Interest on the Term Loan and the Revolver varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.5% to 2.0% (9.5% at March 31, 2000), based on the Company's ratio of total indebtedness to EBITDA or (ii) a function of the Eurodollar rate plus a margin ranging from 2.0% to 3.5%, based on the Company's ratio of total indebtedness to EBITDA.

         Interest on the Acquisition Loan varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.75% to 2.25% (9.75% at March 31, 2000), based on the Company's ratio of total indebtedness to EBITDA or (ii) a function of the Eurodollar rate plus a margin ranging from 2.25% to 3.75%, based on the Company's ratio of total indebtedness to EBITDA.

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

         In connection with the Third Amendment, a corporate affiliate of Paul
J. Ramsay, Chairman of the Board of the Company, entered into a Junior Subordinated Note Purchase Agreement with the Senior Credit Facility lender to participate in the Senior Credit Facility in an amount equal to the Bridge Loan Advances.

         The Company and its subsidiaries have pledged substantially all of their real property, receivables and other assets as collateral for the Senior Credit Facility.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES



         On January 25, 2000, the Company entered into a subordinated note and warrant purchase agreement with an unrelated financial institution for an aggregate principal amount of $5.0 million (the "Subordinated Note"). The Subordinated Note permits the financial institution to excercise, under certain conditions, up to 475,000 warrants which are convertible into the Company's common stock. Borrowings under the Subordinated Note bear interest at a rate of 12.5% per annum. The interest is payable quarterly, and the principal balance and any unpaid interest is due January 25, 2007. The Company's Senior Credit Facility was amended on January 25, 2000 to provide for the approval of the Subordinated Note.

NOTE 5.  LEASES

         In April 1995, the Company sold and leased back the land, buildings and fixed equipment of its Desert Vista facility in Mesa, Arizona and its Mission Vista facility in San Antonio, Texas. The lease of the Desert Vista facility was released and the facility was sold on September 28, 1998. The lease at the Mission Vista facility has a primary term of 15 years (with three successive renewal options of 5 years each) and at March 31, 1999 had aggregate annual minimum rentals of approximately $558,000, payable monthly.

         In August 1997, the Company leased its Meadowlake facility in Oklahoma to an independent healthcare provider for an initial term of three years, with four three-year renewal options. Lease payments during the initial term total $360,000 per year and at each renewal option are subject to adjustment based on the change in the consumer price index during the preceding lease period. In accordance with the terms of the lease agreement, the tenant is responsible for all costs of ownership, including taxes, insurance, maintenance and repairs. In addition, the tenant has the option to purchase the facility at any time during the initial term for $3,000,000, less $15,417 for each month of occupancy. Subsequent to the initial term, the tenant has the option to purchase the facility at any time for $2,500,000. The book value of the facility was $2,013,000 on March 31, 2000.

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

NOTE 6.  INCOME TAXES

         Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At March 31, 2000, the Company had net operating loss carryovers of approximately $46,000,000 and alternative minimum tax credit carryovers of approximately $1,100,000 available to reduce future federal income taxes, subject to certain annual limitations. The net operating loss carryovers expire in the years 2000 through 2018.


NOTE 7.  EARNINGS PER SHARE

         For all periods presented, the Company has calculated earnings per share in accordance with SFAS No. 128, EARNINGS PER SHARE, which became effective for financial statements issued for periods ending after December 31, 1997. SFAS No. 128 simplifies and replaces the standards for computing

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


earnings per share previously required in APB Opinion No. 15, EARNINGS PER SHARE, and makes them comparable to international earnings per share standards.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                          Quarter Ended March 31,
                                                                                     -------------------------------
                                                                                          2000                1999
                                                                                     -------------      -------------
                                                                                      (unaudited)        (unaudited)
         Numerator:
              Numerator for basic earnings per share - income attributable to common stockholders, before extraordinary
                item ..........................................................      $     160,000      $   1,705,000
                                                                                     -------------      -------------
            Effect of dilutive securities .....................................                 --                 --
                                                                                     -------------      -------------

              Numerator for diluted earnings per share - income
                attributable to common stockholders after assumed
                conversions ...................................................      $     160,000      $   1,705,000
                                                                                     =============      =============

         Denominator:
            Denominator for basic earnings per share - weighted-average
              shares ..........................................................          8,895,000          8,887,000

            Effect of dilutive securities:
              Employee stock options and warrants .............................            108,000                 --
                                                                                     -------------      -------------
            Dilutive potential common shares ..................................            108,000                 --
                                                                                     -------------      -------------
              Denominator for diluted earnings per share - adjusted
              weighted-average shares and assumed conversions .................          9,003,000          8,887,000
                                                                                     =============      =============

         Basic earnings per share, before extraordinary item ..................      $         .02      $         .19
         Extraordinary item ...................................................                 --                 --
                                                                                     -------------      -------------
         Basic earnings per share .............................................      $         .02      $         .19
                                                                                     =============      =============

         Diluted earnings per share before extraordinary item .................      $         .02      $         .19
         Extraordinary item ...................................................                 --                 --
                                                                                     -------------      -------------
         Diluted earnings per share ...........................................      $         .02      $         .19
                                                                                     =============      =============


         Options and warrants were not included in the computation for the quarter ended March 31, 1999 because their effect would have been antidilutive for this period.

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

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES




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

         During the year ended December 31, 1999 and the quarter ended March 31, 2000, the Company opened the following new programs:

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

         o        June 1999 - A 12-bed group home in Conway, South Carolina

         o        June 1999 - A 10-bed group home in Bessemer, Alabama

         o        September 1999 - A 120-bed juvenile justice facility in
                                   Bayamon, Puerto Rico

         o        October 1999 - A 100-bed juvenile justice facility in
                                 Crestview, Florida

         o        February 2000 - An education services program serving up to
                                  574 youth at seven facilities throughout the Commonwealth of Puerto Rico

         o        March 2000 - A 50-bed juvenile justice facility in West Palm
                               Beach, Florida

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

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES




RESULTS OF OPERATIONS

         Total revenues increased from $18.9 million in the quarter ended March 31, 1999 to $23.5 million in the quarter ended March 31, 2000. The increase of $4.6 million in revenues from 1999 to 2000 is primarily a result of (i) an increase in revenues of $2.9 million from new programs and (ii) an increase of $1.7 million in the Company's other youth services facilities primarily due to a total increase in census of 13% between periods (from 58,004 days during the quarter ended March 31, 1999 to 65,516 days during the quarter ended March 31,
2000).

         Total salaries, wages and benefits increased from $11.2 million in the quarter ended March 31, 1999 to $14.7 million in the quarter ended March 31, 2000. The increase of $3.5 million in salaries, wages and benefits from 1999 to 2000 is primarily a result of (i) an increase in salaries, wages and benefits of $2.0 million from new programs and (ii) an increase of $1.5 million in the Company's other youth service facilities due primarily to a total increase in census of 13% between periods (from 58,004 days during the quarter ended March 31, 1999 to 65,516 days during the quarter ended March 31, 2000).

         Other operating expenses increased from $6.2 million in the quarter ended March 31, 1999 to $6.9 million in the quarter ended March 31, 2000. The increase of $0.7 million in other operating expenses from 1999 to 2000 is primarily a result of (i) an increase of $0.6 million in operating expenses from new programs and (ii) an increase in the Company's other youth service facilities due primarily to a total increase in census of 13% between periods (from 58,004 days during the quarter ended March 31, 1999 to 65,516 days during the quarter ended March 31, 2000).

         The provision for doubtful accounts, which consist primarily of commercial and self-pay accounts receivable deemed uncollectible, remained stable between periods. Provision for doubtful accounts as a percentage of total revenues approximated 2.5% for both the quarter ended March 31, 2000 and the quarter ended March 31, 1999.

         Depreciation and amortization expense did not change significantly between periods.

         Investment and other income for the quarter ended March 31, 1999 is primarily a result of two non-recurring settlements in favor of the Company.

         Interest and other financing charges increased from $0.3 million in the quarter ended March 31, 1999 to $0.5 million in the quarter ended March 31, 2000. The increase in interest and other financing charges is primarily attributable to an increase in the Company's average outstanding borrowings between quarters.

         For both periods presented, the provision for income taxes was recorded at an effective tax rate significantly less than the statutory tax rate due to the Company's significant net operating loss carryovers.

                         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000 and December 31, 1999, the Company had $3.9 million and $1.1 million, respectively, in working capital and $1.6 million and $0.6 million, respectively, in cash and cash equivalents. The Company's principal sources of liquidity as of March 31, 2000 and December 31, 1999 consisted primarily of the aforementioned cash and cash equivalents and accounts receivable of $16.4 million and $15.2 million, respectively.

         During the quarter ended March 31, 1999, cash used in operating activities decreased by $1.5 million as a result of two non-recurring settlements in favor of the Company. During the quarter ended

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES





March 31, 2000, cash used in operating activities decreased by $1.5 million as a result of the collection of a note receivable due the Company. The net increase in cash used in operating activities between periods was primarily a result of an increase in accounts receivable due to new programs started by the Company.

         Cash used in investing activities was $0.6 million for the quarter ended March 31, 2000 compared to cash used in investing activities of $1.0 million for the quarter ended March 31, 1999. The fluctuation is primarily a result of the Company's decision in December 1999 to retain its medical sub-acute and behavioral healthcare facility in San Antonio, Texas. These assets and liabilities are no longer reflected as net assets held for sale in the accompanying balance sheets.

         The fluctuations in cash provided by financing activities for the quarters ended March 31, 2000 and 1999 was primarily a result of an increase in net borrowings of $2.2 million between periods.

         On October 30, 1998, the Company refinanced its existing credit facilities with proceeds from a credit facility consisting of term and revolving credit debt of $22.0 million (the "Senior Credit Facility").

         Under the terms of the Senior Credit Facility, the Company was provided with (i) a term loan of $8.0 million (the "Term Loan"), payable in 54 monthly installments ranging from $0.1 million to $0.2 million, beginning May 1, 1999, with a final installment of $1.0 million due on October 30, 2003, (ii) a revolving credit facility (the "Revolver") for an amount up to the lesser of $8.0 million or the borrowing base of the Company's receivables (as defined in the agreement) and (iii) an acquisition loan (the "Acquisition Loan") commitment of up to $6.0 million, beginning March 1, 1999. As of May 2, 2000, approximately $2.0 million had been drawn under the Revolver and $2.3 million had been drawn under the Acquisition Loan.

         Interest on the Term Loan and the Revolver varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.5% to 2.0% (9.5% at March 31, 2000), based on the Company's ratio of total indebtedness to EBITDA or (ii) a function of the Eurodollar rate plus a margin ranging from 2.0% to 3.5%, based on the Company's ratio of total indebtedness to EBITDA.

         Interest on the Acquisition Loan varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.75% to 2.25% (9.75% at March 31, 2000), based on the Company's ratio of total indebtedness to EBITDA or (ii) a function of the Eurodollar rate plus a margin ranging from 2.25% to 3.75%, based on the Company's ratio of total indebtedness to EBITDA.

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

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES




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

         On January 25, 2000, the Company entered into a subordinated note and warrant purchase agreement with an unrelated financial institution for an aggregate principal amount of $5.0 million (the "Subordinated Note"). The Subordinated Note permits the financial institution to excercise, under certain conditions, up to 475,000 warrants which are convertible into the Company's common stock. Borrowings under the Subordinated Note bear interest at a rate of 12.5% per annum. The interest is payable quarterly, and the principal balance and any unpaid interest is due January 25, 2007. The Company's Senior Credit Facility was amended on January 25, 2000 to provide for the approval of the Subordinated Note.

         The Company's current cash requirements relate to its normal operating expenses and routine capital improvements at its youth service facilities and schools, the expansion of its youth service business and the payment of liabilities associated with the sales of non-youth services businesses in fiscal 1998.

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


                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         The Company is party to certain claims, suits and complaints, including those matters described below, whether arising from the acts or omissions of its employees, providers or others, which arise in the ordinary course of business. The Company has established reserves at March 31, 2000 for the estimated amounts which might be recovered from the Company as a result of all outstanding legal proceedings. In the opinion of management, the ultimate resolution of these pending legal proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

         In March 1997, a former executive vice president of the Company commenced arbitration and court proceedings against the Company in which he claims his employment was wrongfully terminated by

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES



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

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The Exhibits required to be filed as part of this Quarterly Report on Form 10-Q are as follows:

                  Exhibit 11        Computation of Net Income (Loss) Per Share............................

                  Exhibit 27        Financial Data Schedule...............................................

                  Exhibit 99.7      Press Release dated January 27, 2000..................................

                  Exhibit 99.8      Press Release dated February 7, 2000..................................

                  Exhibit 99.9      Press Release dated February 17, 2000.................................

                  Exhibit 99.10     Press Release dated March 13, 2000....................................

                  Exhibit 99.11     Press Release dated April 13, 2000....................................

                  Exhibit 99.12     Press Release dated April 27, 2000....................................


(b)      Current Reports on Form 8-K

         The Company did not file any Current Reports on From 8-K during the quarter ended March 31, 2000.

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



Date:  May 7, 2000