Form 10-Q
period 2000-06-30
RAMSAY YOUTH SERVICES INC
filed 2000-08-11
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-13849

                           RAMSAY YOUTH SERVICES, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             63-0857352
---------------------------------                           -------------------
 (STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

               COLUMBUS CENTER
        ONE ALHAMBRA PLAZA, SUITE 750
            CORAL GABLES, FLORIDA                                    33134
----------------------------------------                            ----------
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

         The number of shares of the Registrant's Common Stock outstanding as of July 30, 2000, follows:

         Common Stock, par value $0.01 per share - 9,105,809 shares

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                                                   PAGE
                                                                                                   ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................................      1

Condensed consolidated balance sheets - June 30, 2000 (unaudited) and
         December 31, 1999.....................................................................      1

Condensed consolidated statements of operations - three and six months ended
         June 30, 2000 and 1999 (unaudited)....................................................      3

Condensed consolidated statements of cash flows - six months ended June 30,
         2000 and 1999 (unaudited).............................................................      4

Notes to condensed consolidated financial statements - June 30, 2000 (unaudited)...............      5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................................     11


PART II. OTHER INFORMATION

Item 5.  Other Information.....................................................................     15

Item 6.  Exhibits and Current Reports on Form 8-K..............................................     16

SIGNATURES.....................................................................................     18


PART I. FINANCIAL INFORMATION

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             JUNE 30,          DECEMBER 31,
                                                                               2000                1999
                                                                          ----------------     --------------
                                                                            (UNAUDITED)          (NOTE 1)

ASSETS

Current assets
    Cash and cash equivalents.................................                   $737,000           $622,000
     Accounts receivable, less allowances for doubtful
        accounts of $2,838,000 and $2,615,000 at June 30,
        2000 and December 31, 1999, respectively..............                 19,455,000         15,189,000
    Amounts due from third-party contractual agencies.........                  2,377,000          2,549,000
    Other receivables.........................................                  1,168,000          2,409,000
    Other current assets......................................                  2,152,000          1,430,000
                                                                          ----------------     --------------
        Total current assets..................................                 25,889,000         22,199,000

Other assets
   Cash held in trust.........................................                  1,911,000          1,893,000
   Cost in excess of net asset value of purchased businesses,
        net...................................................                    846,000          1,426,000
   Other intangible assets, net...............................                         --            453,000
   Unamortized loan costs, net................................                  1,459,000            987,000
   Net assets held for sale...................................                  2,183,000          2,090,000
                                                                          ----------------     --------------
        Total other assets....................................                  6,399,000          6,849,000


Property and equipment
  Land........................................................                  3,586,000          3,448,000
  Buildings and improvements..................................                 30,863,000         30,126,000
  Equipment, furniture and fixtures...........................                 10,932,000         13,225,000
                                                                          ----------------     --------------
                                                                               45,381,000         46,799,000

  Less accumulated depreciation...............................                 17,486,000         19,221,000
                                                                          ----------------     --------------
                                                                               27,895,000         27,578,000
                                                                          ----------------     --------------
                                                                              $60,183,000        $56,626,000
                                                                          ================     ==============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           JUNE 30,           DECEMBER 31,
                                                                             2000                 1999
                                                                        ----------------     ---------------
                                                                          (UNAUDITED)           (NOTE 1)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable.........................................                 $5,141,000         $7,274,000
   Accrued salaries and wages...............................                  3,048,000          2,975,000
   Other accrued liabilities................................                  1,441,000          3,601,000
   Amounts due to third-party contractual agencies..........                  5,922,000          5,193,000
   Due to affiliate.........................................                    600,000            600,000
   Current portion of long-term debt........................                  1,513,000          1,394,000
                                                                        ----------------     ---------------
         Total current liabilities..........................                 17,665,000         21,037,000

Noncurrent liabilities
   Other accrued liabilities................................                  7,338,000          6,934,000
   Long-term debt, less current portion.....................                 16,908,000         11,561,000

Commitments and contingencies

Stockholders' equity
   Common stock $.01 par value--authorized
       30,000,000 shares; issued 9,105,809 shares at June 30,
       2000 and 9,086,191 shares at December 31, 1999.......                     91,000             90,000
    Additional paid-in capital..............................                127,048,000        126,138,000
    Accumulated deficit.....................................               (104,968,000)      (105,235,000)
    Treasury stock--193,850 common shares at June 30, 2000
       and December 31, 1999, at cost.......................                 (3,899,000)        (3,899,000)
                                                                        ----------------     ---------------
           Total stockholders' equity.......................                 18,272,000         17,094,000
                                                                        ----------------     ---------------
                                                                            $60,183,000        $56,626,000
                                                                        ================     ===============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       QUARTER ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------------- ----------------------------------
                                                       2000              1999             2000              1999
                                                  ----------------  ---------------- ----------------  ----------------

REVENUES.....................................       $25,257,000       $19,775,000      $48,714,000       $38,667,000

Operating Expenses:
   Salaries, wages and benefits..............        15,646,000        11,823,000       30,333,000        23,012,000
   Other operating expenses..................         7,035,000         6,312,000       13,966,000        12,472,000
   Provision for doubtful accounts...........           884,000           484,000        1,465,000           969,000
   Depreciation and amortization.............           558,000           585,000        1,148,000         1,157,000
                                                  ----------------  ---------------- ----------------  ----------------
TOTAL OPERATING EXPENSES.....................        24,123,000        19,204,000       46,912,000        37,610,000
                                                  ----------------  ---------------- ----------------  ----------------
Income from operations.......................         1,134,000           571,000        1,802,000         1,057,000

Non-operating income (expenses):
   Other income..............................                --                --               --         1,550,000
   Interest and other financing charges, net.          (529,000)         (159,000)        (995,000)         (443,000)
   Loss on sale of assets....................          (456,000)               --         (456,000)               --
                                                  ----------------  ---------------- ----------------  ----------------
     Total non-operating (expenses) income,
        net..................................         (985,000)         (159,000)      (1,451,000)        1,107,000

INCOME BEFORE INCOME TAXES...................           149,000           412,000          351,000         2,164,000

Provision for income taxes...................            42,000            55,000           84,000           102,000
                                                  ----------------  ---------------- ----------------  ----------------
NET INCOME...................................          $107,000          $357,000         $267,000        $2,062,000
                                                  ================  ================ ================  ================
Income attributable to common stockholders...          $107,000          $357,000         $267,000        $2,062,000
                                                  ================  ================ ================  ================
Income per common share:
   Basic.....................................              $.01              $.04             $.03              $.23
                                                  ================  ================ ================  ================
   Diluted...................................              $.01              $.04             $.03              $.23
                                                  ================  ================ ================  ================

Weighted average number of common shares
   outstanding:
   Basic.....................................         8,912,000         8,888,000        8,904,000         8,888,000
                                                  ================  ================ ================  ================
   Diluted...................................         9,012,000         8,905,000        9,082,000         8,908,000
                                                  ================  ================ ================  ================


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                        ------------------------------------
                                                                             2000                1999
                                                                        ----------------    ----------------
Cash flows from operating activities:
    Net income................................................                $267,000          $2,062,000
    Adjustments to reconcile net income to net cash
        (used in) provided by operating activities:
       Depreciation...........................................                 916,000             896,000
       Amortization, including loan costs.....................                 385,000             389,000
       Provision for doubtful accounts........................               1,465,000             969,000
       Loss on sale of assets.................................                 456,000                  --
       Change in operating assets and liabilities:
           Accounts receivable................................              (5,731,000)            969,000
           Other current assets...............................                 943,000           2,139,000
           Accounts payable...................................              (2,133,000)           (754,000)
           Accrued salaries, wages and other accrued
               liabilities....................................              (1,683,000)         (3,647,000)
           Amounts due to third-party contractual agencies....                 729,000          (2,283,000)
                                                                        ----------------    ----------------
               Total adjustments..............................              (4,653,000)         (1,322,000)
                                                                        ----------------    ----------------
                   Net cash (used in) provided by operating
                       activities.............................              (4,386,000)            740,000
                                                                        ----------------    ----------------
Cash flows from investing activities:
   Proceeds from sale of assets...............................                 100,000                  --
   Increase in net assets held for sale.......................                 (93,000)           (527,000)
   Expenditures for property and equipment....................              (1,090,000)           (681,000)
   Acquisitions...............................................                (149,000)           (502,000)
   Other non-current assets...................................                      --             (32,000)
   Cash held in trust.........................................                 (18,000)              3,000
                                                                        ----------------    ----------------
                  Net cash used in investing activities.......              (1,250,000)         (1,739,000)
                                                                        ----------------    ----------------
Cash flows from financing activities:
   Loan costs.................................................                (626,000)            (37,000)
   Amounts paid to affiliate..................................                      --            (500,000)
   Proceeds from issuance of debt and warrants................              10,149,000             202,000
   Payments on debt...........................................              (3,779,000)           (167,000)
   Net proceeds from exercise of options and stock purchases..                  24,000              12,000
   Registration costs.........................................                 (17,000)             60,000
                                                                        ----------------    ----------------
                Net cash provided by (used in) financing
                    activities................................               5,751,000            (430,000)
                                                                        ----------------    ----------------
Net increase (decrease) in cash and cash equivalents..........                 115,000          (1,429,000)
Cash and cash equivalents at beginning of period..............                 622,000           1,478,000
                                                                        ================    ================
Cash and cash equivalents at end of period....................                $737,000             $49,000
                                                                        ================    ================


Cash paid during the period for:
   Interest...................................................                $724,000            $452,000
                                                                        ================    ================
   Income taxes...............................................              $1,050,000            $515,000
                                                                        ================    ================

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are, unless otherwise discussed in this report, of a normal recurring nature and have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

SEGMENT INFORMATION

         Effective July 1, 1998, the Company adopted SFAS No.131, "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" which requires public companies to report segment information in annual financial statements and also requires these companies to report selected segment information in interim financial reports to shareholders. The Company has determined that it has only one reportable segment.

FUTURE ACCOUNTING REQUIREMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", which establishes standards for the

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


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

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"), to provide guidance on revenue recognition issues that are not covered by specific existing accounting literature. This statement was initially effective for years beginning after December 15, 1999. However, in June 2000, the SEC delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The implementation of SAB No. 101 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 2.  ASSETS HELD FOR SALE

         The assets and liabilities relating to the Company's facility in Palm Bay, Florida are reflected in the accompanying consolidated balance sheets as net assets held for sale. The following is a summary of these assets and liabilities:

                                           JUNE 30,        DECEMBER 31,
                                             2000              1999
                                        --------------    --------------

         Other receivables                $        --      $    25,000
         Other current assets                      --            9,000
         Property and equipment             2,183,000        2,067,000
         Other accrued liabilities                 --          (11,000)
                                          -----------      -----------
            Total                         $ 2,183,000      $ 2,090,000
                                          ===========      ===========

         For the quarter ended June 30, 2000, revenues and loss before income taxes for the aforementioned assets totaled approximately $19,000 and $11,000, respectively.

         For the six months ended June 30, 2000, revenues and loss before taxes for the aforementioned assets totaled approximately $39,000 and $8,000, respectively.

NOTE 3.  TRANSACTIONS WITH AFFILIATES

         On June 30, 1999, the Company acquired all of the issued and outstanding shares of common stock of RHCL, a holding company in liquidation whose principal asset consisted of a receivable from the State of Louisiana, in a purchase transaction between companies under common control. The transaction was accounted for in a manner similar to the pooling-of-interest method. The purchase price of $700,000 is equal to the net book value of RHCL on the date of the acquisition. Accordingly, the Company's financial statements reflect the consolidated balance sheets and consolidated results of operations of both entities as if the merger had been in effect for all periods presented. As of June 30, 2000, the Company paid $100,000 of the purchase price. Payment of the remaining $600,000 was made on August 2, 2000. RHCL had no operations during either the quarters ended or the six months ended June 30, 2000 or June 30, 1999.

         Ramsay Educational Services, Inc. ("RES") is a wholly owned subsidiary of Ramsay Youth Services, Inc. ("RYS"). RES is in the business of managing and operating educational programs and services and currently operates and manages educational programs in Florida and the Commonwealth of Puerto Rico. In December 1998, RES purchased all of the outstanding stock of the Rader Group, Inc. In connection with this purchase, RES obtained, among other assets, the rights to manage various charter schools in Florida through certain contracts with non-for-profit entities (the "Contracts"). On June 7, 2000, the Company sold five of its Contracts to manage charter schools and personal property with a

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


book value of approximately $800,000 (including the net book value of goodwill and other intangible assets) for $352,000, resulting in a loss of $456,000.

NOTE 4.  BORROWINGS

         The Company's long-term debt is as follows:

                                                                    JUNE 30,         DECEMBER 31,
                                                                      2000               1999
                                                                 ---------------     ------------
         Variable rate Term Loan, due October 30, 2003              $ 6,829,000      $ 7,332,000
         Revolver, due October 30, 2003                                      --        3,108,000
         Acquisition Loan, due October 30, 2003                       2,319,000        2,475,000
         Subordinated Note (net of discount of $443,000), due
            January 24, 2007                                          4,557,000               --
         Subordinated  Note (net of discount of $461,000) due
            January 24, 2007                                          4,539,000               --
         Other                                                          177,000           40,000
                                                                    -----------      -----------
                                                                     18,421,000       12,955,000
         Less current portion                                         1,513,000        1,394,000
                                                                    -----------      -----------
                                                                    $16,908,000      $11,561,000
                                                                    ===========      ===========

         On October 30, 1998, the Company refinanced its existing credit facilities with proceeds from a credit facility consisting of term and revolving credit debt of $22,000,000 (the "Senior Credit Facility").

         Under the terms of the Senior Credit Facility, the Company was provided with (i) a term loan of $8,000,000 (the "Term Loan"), payable in 54 monthly installments ranging from $83,000 to $208,000, beginning May 1, 1999, with a final installment of $1,000,000 due on October 30, 2003, (ii) a revolving credit facility (the "Revolver") for an amount up to the lesser of $8,000,000 or the borrowing base of the Company's receivables (as defined in the agreement) and
(iii) an acquisition loan (the "Acquisition Loan") commitment of up to $6,000,000, beginning March 1, 1999. As of August 1, 2000, no amount had been drawn under the Revolver and $2,267,000 had been drawn under the Acquisition Loan.

         Interest on the Term Loan and the Revolver varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.5% to 2.0% (10.0% at June 30, 2000), based on the Company's ratio of total indebtedness to EBITDA or (ii) a function of the Eurodollar rate plus a margin ranging from 2.0% to 3.5%, based on the Company's ratio of total indebtedness to EBITDA.

         Interest on the Acquisition Loan varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.75% to 2.25% (10.25% at June 30, 2000), based on the Company's ratio of total indebtedness to EBITDA or (ii) a function of the Eurodollar rate plus a margin ranging from 2.25% to 3.75%, based on the Company's ratio of total indebtedness to EBITDA.

         Additionally, the Company is obligated to pay to the financial institution an amount equal to one half of 1% of the unused portion of the Revolver and the Acquisition Loan.

         The Senior Credit Facility requires that the Company meet certain covenants, including (i) the maintenance of certain fixed charge coverage, interest coverage and leverage ratios, (ii) the maintenance of certain proforma availability levels (as defined in the credit agreement) and (iii) a limitation on capital expenditures. The Senior Credit Facility also prohibits the payment of cash dividends to common stockholders of the Company until the Company's EBITDA (as defined in the credit agreement) exceeds $7,800,000. As of June 30, 2000, the Company is in compliance with these ratios.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


         On November 28, 1999, the Company's Senior Credit Facility was amended and restated to provide for, among other things, (i) up to $3.0 million in bridge loan advances under the Acquisition Loan for certain purposes (the "Bridge Loan Advances"), (ii) a release of the $3.0 million reserve on the Revolver borrowing base in an amount equal to the Bridge Loan Advances actually made and (iii) a change to the definitions for purposes of calculating the Pro Forma Availability covenant.

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

         In connection with the aforementioned amendment, a corporate affiliate of Paul J. Ramsay, Chairman of the Board of the Company, entered into a Junior Subordinated Note Purchase Agreement with the Senior Credit Facility lender to participate in the Senior Credit Facility in an amount equal to the Bridge Loan Advances.

         On January 25, 2000 and June 19, 2000, the Company entered into subordinated note and warrant purchase agreements with two unrelated financial institutions for an aggregate principal amount of $5 million each (the "Subordinated Notes"). The Subordinated Notes permit each of the financial institutions to exercise, under certain conditions, up to 475,000 warrants which are convertible into the Company's common stock. Borrowings under the Subordinated Notes bear interest at a rate of 12.5% per annum. The interest is payable quarterly, and the principal balance and any unpaid interest is due January 24, 2007. The Company's Senior Credit Facility was amended on January 25, 2000 and again on June 19, 2000 to provide for the approval of the Subordinated Notes.

         In connection with the Subordinated Notes, the Company incurred loan costs of approximately $592,000. The loan costs are deferred and amortized ratably over the life of the loans. The amortization is included in interest and other financing charges in the accompanying consolidated statement of operations and the unamortized balance is included as unamortized loan costs in the accompanying consolidated balance sheet.

         The Company and its subsidiaries have pledged substantially all of their real property, receivables and other assets as collateral for the Senior Credit Facility.

NOTE 5.  LEASES

         In April 1995, the Company sold and leased back the land, buildings and fixed equipment of its Desert Vista facility in Mesa, Arizona and its Mission Vista facility in San Antonio, Texas. The lease of the Desert Vista facility was released and the facility was sold on September 28, 1998. The lease at the Mission Vista facility has a primary term of 15 years (with three successive renewal options of 5 years each) and at June 30, 2000 had aggregate annual minimum rentals of approximately $574,000, payable monthly.

         In August 1997, the Company leased its Meadowlake facility in Oklahoma to an independent healthcare provider for an initial term of three years, with four three-year renewal options. Lease payments during the initial term total $360,000 per year and at each renewal option are subject to adjustment based on the change in the consumer price index during the preceding lease period. In

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


accordance with the terms of the lease agreement, the tenant is responsible for all costs of ownership, including taxes, insurance, maintenance and repairs. In addition, the tenant has the option to purchase the facility at any time for $2,500,000. The book value of the facility was $1,991,000 on June 30, 2000.

         On September 28, 1998, the Company sold and leased back the land, buildings and fixed equipment of its Havenwyck facility in Auburn Hills, Michigan. The lease has a term of 12 years and currently requires annual minimum lease payments of approximately $1,331,000, payable monthly. Effective April 1 of each year, the lease payments are subject to upward adjustments (not to exceed 3% annually) in the consumer price index over the preceding twelve months.

         The Company leases office space for various other purposes over terms ranging from one to five years. Annual rent expense related to noncancellable operating leases totals approximately $3,000,000.

NOTE 6.  INCOME TAXES

         Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 30, 2000, the Company had net operating loss carryovers of approximately $46,000,000 and alternative minimum tax credit carryovers of approximately $1,100,000 available to reduce future federal income taxes, subject to certain annual limitations. The net operating loss carryovers expire in the years 2000 through 2018.

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

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES




         The following table sets forth the computation of basic and diluted earnings per share:

                                                          QUARTER ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                      --------------------------------   --------------------------------
                                                          2000              1999             2000              1999
                                                      --------------    --------------   --------------    --------------
                                                       (unaudited)       (unaudited)      (unaudited)       (unaudited)
Numerator:
     Numerator for basic earnings per share -
       income attributable to common
       stockholders...........................             $107,000         $357,000         $267,000        $2,062,000

   Effect of dilutive securities..............                   --               --               --                --
                                                      --------------    --------------   --------------    --------------
                                                                 --               --               --                --
                                                      --------------    --------------   --------------    --------------
     Numerator for diluted earnings per share -
       income attributable to common
       stockholders after assumed conversions.             $107,000         $357,000         $267,000        $2,062,000
                                                      ==============    ==============   ==============    ==============

Denominator:
   Denominator for basic earnings per share -
     weighted-average shares..................            8,912,000        8,888,000        8,904,000         8,888,000

   Effect of dilutive securities:
     Employee stock options and warrants......              100,000           17,000          178,000            20,000
                                                      --------------    --------------   --------------    --------------
   Dilutive potential common shares...........              100,000           17,000          178,000            20,000
                                                      ==============    ==============   ==============    ==============
     Denominator for diluted earnings per share
       - adjusted weighted-average shares and
       assumed conversions....................            9,012,000        8,905,000        9,082,000         8,908,000
                                                      ==============    ==============   ==============    ==============

Earnings per share:
   Basic......................................                $.01              $.04             $.03              $.23
                                                      ==============    ==============   ==============    ==============
   Diluted....................................                $.01              $.04             $.03              $.23
                                                      ==============    ==============   ==============    ==============


         For both the quarter and six months ended June 30, 2000, 2,441,013 options and warrants were excluded from the above computation because their effect would have been antidilutive.

         For both the quarter and six months ended June 30, 1999, 497,851 options and warrants were excluded from the above computation because their effect would have been antidilutive.

NOTE 8.  SUBSEQUENT EVENT

         On August 4, 2000, the Company acquired the operating assets of Charter Behavioral Health System of Manatee Palms, L.P. ("Manatee Palms") from Charter Behavioral Health Systems, LLC and the corresponding real estate from Crescent Real Estate Funding VII, L.P. for a cash purchase price of $7,700,000 which was determined to be the fair value of the assets acquired. The acquisition was accounted for under the purchase method of accounting. Accordingly, the operations of Manatee Palms will be included in the Company's consolidated statements of operations effective August 4, 2000. The Company's Senior Credit Facility was amended on August 4, 2000 to provide for the approval of this acquisition (the "Sixth Amendment").

         The Sixth Amendment provides for, among other things, (i) an increase in the revolving credit loan commitment from $8,000,000 to $12,000,000, (ii) a term loan of $4,500,000 payable in 48 monthly installments, beginning November

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES



2000, (iii) a restriction on the repayment of the Junior Subordinated Note and
(iv) an amendment to the definitions for calculating the Senior Credit Facility covenants in the future.

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

         During the year ended December 31, 1999 and the six months ended June 30, 2000, the Company opened the following new programs:

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

o  September 1999 - A 120-bed juvenile justice facility in Bayamon, Puerto Rico

o  October 1999 - A 100-bed juvenile justice facility in Crestview, Florida

o February 2000 - An education services program serving up to 574 youth at seven facilities throughout the Commonwealth of Puerto Rico

o  March 2000 - A 50-bed juvenile justice facility in West Palm Beach, Florida

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


o  April 2000 - A 102-bed juvenile justice facility in Florida City, Florida

o  April 2000 - A 62-bed juvenile justice facility in Florida City, Florida

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999

         Total revenues increased from $19.8 million in the quarter ended June 30, 1999 to $25.3 million in the quarter ended June 30, 2000. The increase of $5.5 million in revenues from 1999 to 2000 is primarily a result of (i) an increase in revenues of $4.5 million from new programs and (ii) an increase of $1.0 million in the Company's other youth services facilities primarily due to a total increase in census of 5.9% between periods (from 60,684 days during the quarter ended June 30, 1999 to 64,287 days during the quarter ended June 30,
2000).

         Total salaries, wages and benefits increased from $11.8 million in the quarter ended June 30, 1999 to $15.6 million in the quarter ended June 30, 2000. The increase of $3.8 million in salaries, wages and benefits from 1999 to 2000 is primarily a result of (i) an increase in salaries, wages and benefits of $2.6 million from new programs and (ii) an increase of $1.2 million in the Company's other youth service facilities due primarily to a total increase in census of 5.9% between periods (from 60,684 days during the quarter ended June 30, 1999 to 64,287 days during the quarter ended June 30, 2000).

         Other operating expenses increased from $6.3 million in the quarter ended June 30, 1999 to $7.0 million in the quarter ended June 30, 2000. The increase of $0.7 million in other operating expenses from 1999 to 2000 is primarily a result of an increase in other operating expenses from new programs.

         Provision for doubtful accounts increased from $0.5 million in the quarter ended June 30, 1999 to $0.9 million in the quarter ended June 30, 2000. The increase of $0.4 million is primarily attributable to an increase in provision for doubtful accounts from new programs.

         Depreciation and amortization expense did not change significantly between periods.

         Interest and other financing charges, net increased from $0.2 million in the quarter ended June 30, 1999 to $0.5 million in the quarter ended June 30, 2000. The increase in interest and other financing charges, net is primarily attributable to an increase in the Company's average outstanding borrowings between periods.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


         On June 7, 2000, the Company sold five of its contracts to manage charter schools and personal property with a book value of approximately $0.8 million for $0.4 million, resulting in a loss of approximately $0.4 million.

         For both the quarter ended June 30, 2000 and the quarter ended June 30, 1999, the provision for income taxes was recorded at an effective tax rate significantly less than the statutory tax rate due to the Company's significant net operating loss carryovers.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Total revenues increased from $38.7 million in the six months ended June 30, 1999 to $48.7 million in the six months ended June 30, 2000. The increase of $10.0 million in revenues from 1999 to 2000 is primarily a result of
(i) an increase in revenues of $7.6 million from new programs and (ii) an increase of $2.4 million in the Company's other youth services facilities primarily due to a total increase in census of 8.9% between periods (from 117,232 days during the six months ended June 30, 1999 to 127,701 days during the six months ended June 30, 2000).

         Total salaries, wages and benefits increased from $23.0 million in the six months ended June 30, 1999 to $30.3 million in the six months ended June 30, 2000. The increase of $7.3 million in salaries, wages and benefits from 1999 to 2000 is primarily a result of (i) an increase in salaries, wages and benefits of $4.7 million from new programs and (ii) an increase of $2.6 million in the Company's other youth service facilities due primarily to a total increase in census of 8.9% between periods (from 117,232 days during the six months ended June 30, 1999 to 127,701 days during the six months ended June 30, 2000).

         Other operating expenses increased from $12.5 million in the six months ended June 30, 1999 to $14.0 million in the six months ended June 30, 2000. The increase of $1.5 million in other operating expenses from 1999 to 2000 is primarily a result of an increase in other operating expenses from new programs.

         Provision for doubtful accounts increased from $1.0 million in the six months ended June 30, 1999 to $1.5 million in the six months ended June 30, 2000. The increase of $0.5 million is primarily attributable to an increase in provision for doubtful accounts from new programs.

         Depreciation and amortization expense did not change significantly between periods.

         Other income for the six months ended June 30, 1999 is primarily a result of two non-recurring settlements in favor of the Company.

         Interest and other financing charges, net increased from $0.4 million in the six months ended June 30, 1999 to $1.0 million in the six months ended June 30, 2000. The increase in interest and other financing charges, net is primarily attributable to an increase in the Company's average outstanding borrowings between periods.

         On June 7, 2000, the Company sold five of its contracts to manage charter schools and personal property with a book value of approximately $0.8 million for $0.4 million, resulting in a loss of approximately $0.4 million.

         For both the six months ended June 30, 2000 and the six months ended June 30, 1999, the provision for income taxes was recorded at an effective tax rate significantly less than the statutory tax rate due to the Company's significant net operating loss carryovers.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


                         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000 and December 31, 1999, the Company had $8.2 million and $1.1 million, respectively, in working capital and $0.7 million and $0.6 million, respectively, in cash and cash equivalents. The Company's principal sources of liquidity as of June 30, 2000 and December 31, 1999 consisted primarily of the aforementioned cash and cash equivalents and accounts receivable of $19.5 million and $15.2 million, respectively.

         During the six months ended June 30, 1999, cash provided by operating activities was $0.7 million primarily as a result of two non-recurring settlements in favor of the Company. During the six months ended June 30, 2000, cash used in operating activities was $4.4 million primarily as a result of an increase in accounts receivable due to new programs started by the Company.

         Cash used in investing activities was $1.3 million for the six months ended June 30, 2000 compared to cash used in investing activities of $1.7 million for the six months ended June 30, 1999. The fluctuation is primarily a result of the Company's decision in December 1999 to retain its medical sub-acute and behavioral healthcare facility in San Antonio, Texas. As a result, these assets and liabilities are reflected as operating assets and liabilities and are no longer reflected as net assets held for sale in the accompanying balance sheets.

         Net cash provided by financing activities during the six months ended June 30, 2000 was $5.8 million compared to net cash used in financing activities of $0.4 million during the six months ended June 30, 1999. Net cash provided by financing activities during the six months ended June 30, 2000 is primarily a result of the issuance of $10.0 million in subordinated debt, less payments on the Company's Senior Credit facility of $3.8 million. Net cash used in financing activities during the six months ended June 30, 1999 is primarily a result of the repayment of $0.5 million to a corporate affiliate.

         On October 30, 1998, the Company refinanced its existing credit facilities with proceeds from a credit facility consisting of term and revolving credit debt of $22.0 million (the "Senior Credit Facility").

         Under the terms of the Senior Credit Facility, the Company was provided with (i) a term loan of $8.0 million (the "Term Loan"), payable in 54 monthly installments ranging from $0.1 million to $0.2 million, beginning May 1, 1999, with a final installment of $1.0 million due on October 30, 2003, (ii) a revolving credit facility (the "Revolver") for an amount up to the lesser of $8.0 million or the borrowing base of the Company's receivables (as defined in the agreement) and (iii) an acquisition loan (the "Acquisition Loan") commitment of up to $6.0 million, beginning March 1, 1999. As of August 1, 2000, no amounts had been drawn under the Revolver and $2,267,000 had been drawn under the Acquisition Loan.

         Interest on the Term Loan and the Revolver varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.5% to 2.0% (10.0% at June 30, 2000), based on the Company's ratio of total indebtedness to EBITDA or (ii) a function of the Eurodollar rate plus a margin ranging from 2.0% to 3.5%, based on the Company's ratio of total indebtedness to EBITDA.

         Interest on the Acquisition Loan varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.75% to 2.25% (10.25% at June 30, 2000), based on the Company's ratio of total indebtedness to EBITDA or (ii) a function of the Eurodollar rate plus a margin ranging from 2.25% to 3.75%, based on the Company's ratio of total indebtedness to EBITDA.

         Additionally, the Company is obligated to pay to the financial institution an amount equal to one half of 1% of the unused portion of the Revolver and the Acquisition Loan.

         The Senior Credit Facility requires that the Company meet certain covenants, including (i) the maintenance of certain fixed charge coverage, interest coverage and leverage ratios, (ii) the maintenance of certain proforma availability levels (as defined in the credit agreement) and (iii) a limitation on capital expenditures. The Senior Credit Facility also prohibits the payment of cash dividends to common stockholders of the Company until the Company's EBITDA (as defined in the credit agreement) exceeds $7.8 million. As of June 30, 2000, the Company is in compliance with these ratios.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


         On November 28, 1999, the Company's Senior Credit Facility was amended and restated to provide for, among other things, (i) up to $3.0 million in bridge loan advances under the Acquisition Loan for certain purposes (the "Bridge Loan Advances"), (ii) a release of the $3.0 million reserve on the Revolver borrowing base in an amount equal to the Bridge Loan Advances actually made and (iii) a change to the definitions for purposes of calculating the Pro Forma Availability covenant.

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

         In connection with the aforementioned amendment, a corporate affiliate of Paul J. Ramsay, Chairman of the Board of the Company, entered into a Junior Subordinated Note Purchase Agreement (the "Junior Note") with the Senior Credit Facility lender to participate in the Senior Credit Facility in an amount equal to the Bridge Loan Advances.

         On January 25, 2000 and June 19, 2000, the Company entered into subordinated note and warrant purchase agreements with two unrelated financial institutions for an aggregate principal amount of $5 million each (the "Subordinated Notes"). The Subordinated Notes permit each of the financial institutions to exercise, under certain conditions, up to 475,000 warrants which are convertible into the Company's common stock. Borrowings under the Subordinated Notes bear interest at a rate of 12.5% per annum. The interest is payable quarterly, and the principal balance and any unpaid interest is due January 24, 2007. The Company's Senior Credit Facility was amended on January 25, 2000 and again on June 19, 2000 to provide for the approval of the Subordinated Notes.

         The Company and its subsidiaries have pledged substantially all of their real property, receivables and other assets as collateral for the Senior Credit Facility.

         The Company's current cash requirements relate to its normal operating expenses, routine capital improvements at its youth service facilities and the expansion of its youth service business.

         Management of the Company believes that it can meet its current cash requirements and future identifiable needs with internally generated funds from operations and availability on its Senior Credit Facility.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         The Company is party to certain claims, suits and complaints, including those matters described below, whether arising from the acts or omissions of its employees, providers or others, which arise in the ordinary course of business.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


The Company has established reserves at June 30, 2000 for the estimated amounts which might be recovered from the Company as a result of all outstanding legal proceedings. In the opinion of management, the ultimate resolution of these pending legal proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

         In March 1997, a former executive vice president of the Company commenced arbitration and court proceedings against the Company in which he claims his employment was wrongfully terminated by the Company and seeks damages of approximately $2.3 million. On June 28, 1999, the arbitrator awarded the former executive vice president $0.7 million in damages and interest. Additionally, the Company is responsible for all fees and expenses incurred by the former executive vice president in connection with the claim. The Company had fully reserved for this contingency as of December 31, 1998. The Company settled this case for $1.1 million on May 17, 2000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  The Exhibits required to be filed as part of this Quarterly Report on Form 10-Q are as follows:


                  Exhibit 2.17      Asset Purchase Agreement dated as of May 19,
                                    2000 by and among the Company, Charter
                                    Behavioral Health Systems, LLC, the Charter
                                    Subsidiaries, Charter Advantage, LLC and
                                    Charter Managed Care Services, LLC...................................

                  Exhibit 2.18      First Amendment to Asset Purchase Agreement
                                    dated as of June 28, 2000 by and among the
                                    Company, Charter Behavioral Health Systems,
                                    LLC, Charter Behavioral Health System of
                                    Manatee Palms, LP, Charter Behavioral Health
                                    System at Manatee Adolescent Treatment
                                    Services, LP, Charter Advantage, LLC and
                                    Charter Managed Care Services, LLC...................................

                  Exhibit 2.19      Second Amendment to Asset Purchase Agreement
                                    dated July 18, 2000 by and among the
                                    Company, Charter Behavioral Health Systems,
                                    LLC, Charter Behavioral Health System of
                                    Manatee Palms, LP, Charter Behavioral Health
                                    System at Manatee Adolescent Treatment
                                    Services, LP, Charter Advantage, LLC and
                                    Charter Managed Care Services, LLC...................................

                  Exhibit 2.20      Real Estate Purchase Agreement dated June
                                    22, 2000 by and among the Company and
                                    Crescent Real Estate Funding VII, L.P................................

                  Exhibit 10.144    Fifth Amendment to Loan and Security
                                    Agreement dated as of June 19, 2000 by and
                                    among the Company, the subsidiaries of the
                                    Company and Fleet Capital Corporation, as
                                    agent and lender. Pursuant to Reg. S-K, Item
                                    601(b)(2), the Company agrees to furnish a
                                    copy of the Schedules and Exhibits to such
                                    Agreement to the Commission upon request.............................

                  Exhibit 10.145    Amended and Restated Subordinated Note and
                                    Warrant Purchase Agreement dated as of June
                                    19, 2000 by and among the Company, the
                                    subsidiaries of the Company as Guarantors
                                    and SunTrust Banks, Inc., and ING (U.S.)
                                    Capital, LLC as Purchasers. Pursuant to Reg.
                                    S-K, Item 601(b)(2), the Company agrees to
                                    furnish a copy of the Schedules and Exhibits
                                    to such Agreement to the Commission upon request.....................

                   Exhibit 10.146   Sixth Amendment to Loan and Security
                                    Agreement dated as of August 4, 2000 by and
                                    among the Company, the subsidiaries of the
                                    Company and Fleet Capital Corporation, as
                                    agent and lender. Pursuant to Reg. S-K, Item
                                    601(b)(2), the Company agrees to furnish a
                                    copy of the Schedules and Exhibits to such
                                    Agreement to the Commission upon request.............................

                  Exhibit 11        Computation of Net Income (Loss) Per Share...........................

                  Exhibit 27        Financial Data Schedule..............................................

                  Exhibit 99.13     Press Release dated May 12, 2000.....................................

                  Exhibit 99.14     Press Release dated June 21, 2000....................................

                  Exhibit 99.15     Press Release dated August 3, 2000...................................

                  Exhibit 99.16     Press Release dated August 4, 2000...................................

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


(b)      Current Reports on Form 8-K

                  The Company did not file any Current Reports on From 8-K during the quarter ended June 30, 2000.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereupon duly authorized.

                                                    RAMSAY YOUTH SERVICES, INC.
                                                    Registrant



                                                    /s/ MARCIO C. CABRERA
                                                    --------------------------
                                                    Marcio C. Cabrera
                                                    Executive V.P. and
                                                    Chief Financial Officer



Date:  August 7, 2000