Form 10-K405/A
period 1999-12-31
RAMSAY YOUTH SERVICES INC
filed 2000-09-21
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1

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


                       DOCUMENTS INCORPORATED BY REFERENCE

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

     The undersigned Registrant hereby amends the following section of its Annual Report on Form 10-K for the year ended December 31, 1999 to provide revised disclosures made in connection with certain material subsequent events:

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                         INDEX TO FINANCIAL STATEMENTS

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


DELOITTE & TOUCHE LLP





March 13, 2000
  (May 17, 2000 as to Note 15, paragraph 2,
  June 7, 2000 as to Note 19, paragraph 1,
  June 19, 2000 as to Note 7, paragraphs 21 and 22 and
  August 4, 2000 as to Note 19, paragraphs 2 and 3)

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


19.  SUBSEQUENT EVENTS

     Ramsay Educational Services, Inc. ("RES") is a wholly owned subsidiary of Ramsay Youth Services, Inc. ("RYS"). RES is in the business of managing and operating educational programs and services and currently operates and manages educational programs in Florida and the Commonwealth of Puerto Rico. In December 1998, RES purchased all of the outstanding stock of the Rader Group, Inc. In connection with this purchase, RES obtained, among other assets, the rights to manage various charter schools in Florida through certain contracts with non-for-profit entities (the "Contracts"). On June 7, 2000, the Company sold five of its Contracts to manage charter schools and personal property with a book value of approximately $800,000 (including the net book value of goodwill and other intangible assets) for $352,000, resulting in a loss of approximately $450,000.

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

     The Sixth Amendment provides for, among other things, (i) an increase in the revolving credit loan commitment from $8,000,000 to $12,000,000, (ii) a term loan of $4,500,000 payable in 48 monthly installments, beginning November 2000, (iii) a restriction on the repayment of the Junior Subordinated Note and (iv) an amendment to the definitions for calculating the Senior Credit Facility covenants in the future.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 RAMSAY YOUTH SERVICES, INC.

                                                 By: /s/ Marcio C. Cabrera
                                                    ---------------------------
                                                    Marcio C. Cabrera
                                                    Executive Vice President and
                                                    Chief Financial Officer



Date: September 20, 2000

                                INDEX TO EXHIBITS


    Number                                Description of Exhibit
----------------            ---------------------------------------------------

      23            -       Consent of Ernst & Young LLP

      23.1          -       Consent of Deloitte & Touche LLP