Form 10-Q
period 2000-09-30
RAMSAY YOUTH SERVICES INC
filed 2000-11-17
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-13849

                           RAMSAY YOUTH SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                         63-0857352
-------------------------------                             ----------------
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

               COLUMBUS CENTER
        ONE ALHAMBRA PLAZA, SUITE 750
            CORAL GABLES, FLORIDA                                     33134
 ----------------------------------------                          ----------
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

         The number of shares of the Registrant's Common Stock outstanding as of October 26, 2000, follows:

         Common Stock, par value $0.01 per share - 9,121,180 shares

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                                                   PAGE
                                                                                                   ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................................      1

Condensed consolidated balance sheets - September 30, 2000 (unaudited) and
         December 31, 1999.....................................................................      1

Condensed consolidated statements of operations - three and nine months ended
         September 30, 2000 and 1999 (unaudited)...............................................      3

Condensed consolidated statements of cash flows - nine months ended September 30,
         2000 and 1999 (unaudited).............................................................      4

Notes to condensed consolidated financial statements - September 30, 2000 (unaudited)..........      5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................................     10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................     16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................................     16

Item 2.  Exhibits and Current Reports on Form 8-K..............................................     17

SIGNATURES.....................................................................................     18


                          PART I. FINANCIAL INFORMATION

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                           SEPTEMBER 30,       DECEMBER 31,
                                                                               2000                1999
                                                                          ----------------     --------------
                                                                            (UNAUDITED)          (NOTE 1)
ASSETS

Current assets
    Cash and cash equivalents ...................................        $   485,000        $   622,000
     Accounts receivable, less allowances for doubtful
        accounts of $2,545,000 and $2,615,000 at September 30,
        2000 and December 31, 1999, respectively ................         21,982,000         15,189,000
    Amounts due from third-party contractual agencies ...........          2,284,000          2,549,000
    Other receivables ...........................................          1,217,000          2,409,000
    Other current assets ........................................          2,172,000          1,430,000
                                                                         -----------        -----------
        Total current assets ....................................         28,140,000         22,199,000

Other assets
   Cash held in trust ...........................................          1,002,000          1,893,000
   Cost in excess of net asset value of purchased businesses, net            761,000          1,426,000
   Other intangible assets, net .................................                 --            453,000
   Unamortized loan costs, net ..................................          1,443,000            987,000
   Net assets held for sale .....................................          2,246,000          2,090,000
                                                                         -----------        -----------
        Total other assets ......................................          5,452,000          6,849,000

Property and equipment
  Land ..........................................................          8,788,000          3,448,000
  Buildings and improvements ....................................         33,878,000         30,126,000
  Equipment, furniture and fixtures .............................         11,597,000         13,225,000
                                                                         -----------        -----------
                                                                          54,263,000         46,799,000

  Less accumulated depreciation .................................         17,971,000         19,221,000
                                                                         -----------        -----------
                                                                          36,292,000         27,578,000
                                                                         -----------        -----------
                                                                         $69,884,000        $56,626,000
                                                                         ===========        ===========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         SEPTEMBER 30,        DECEMBER 31,
                                                                             2000                 1999
                                                                        ----------------     ---------------
                                                                          (UNAUDITED)           (NOTE 1)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable ...........................................        $   5,956,000         $   7,274,000
   Accrued salaries and wages .................................            4,589,000             2,975,000
   Other accrued liabilities ..................................            1,538,000             3,601,000
   Amounts due to third-party contractual agencies ............            4,455,000             5,193,000
   Due to affiliate ...........................................                   --               600,000
   Current portion of long-term debt ..........................            2,609,000             1,394,000
                                                                       -------------         -------------
         Total current liabilities ............................           19,147,000            21,037,000

Noncurrent liabilities
   Other accrued liabilities ..................................            7,189,000             6,934,000
   Long-term debt, less current portion .......................           25,140,000            11,561,000

Commitments and contingencies

Stockholders' equity
   Common stock $.01 par value--authorized
       30,000,000 shares; issued 9,121,180 shares at September
       30, 2000 and 9,086,191 shares at December 31, 1999 .....               91,000                90,000
    Additional paid-in capital ................................          127,046,000           126,138,000
    Accumulated deficit .......................................         (104,830,000)         (105,235,000)
    Treasury stock--193,850 common shares at September 30, 2000
       and December 31, 1999, at cost .........................           (3,899,000)           (3,899,000)
                                                                       -------------         -------------
           Total stockholders' equity .........................           18,408,000            17,094,000
                                                                       -------------         -------------
                                                                       $  69,884,000         $  56,626,000
                                                                       =============         =============




            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                          QUARTER ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                         -----------------------------     ------------------------------
                                                             2000             1999             2000             1999
                                                         ------------     ------------     ------------     ------------
REVENUES ............................................    $ 27,865,000     $ 20,413,000     $ 76,579,000     $ 59,230,000

Operating Expenses:
   Salaries, wages and benefits .....................      18,012,000       12,462,000       48,345,000       35,474,000
   Other operating expenses .........................       7,995,000        6,227,000       21,961,000       18,699,000
   Provision for doubtful accounts ..................         265,000          423,000        1,730,000        1,392,000
   Depreciation and amortization ....................         573,000          599,000        1,721,000        1,756,000
                                                         ------------     ------------     ------------     ------------
TOTAL OPERATING EXPENSES ............................      26,845,000       19,711,000       73,757,000       57,321,000
                                                         ------------     ------------     ------------     ------------

Income from operations ..............................       1,020,000          702,000        2,822,000        1,909,000

Non-operating income (expenses):
   Other income .....................................              --               --               --        1,548,000
   Interest and other financing charges, net ........        (820,000)        (306,000)      (1,815,000)        (897,000)
   Loss on sale of assets ...........................              --               --         (456,000)              --
                                                         ------------     ------------     ------------     ------------
     Total non-operating (expenses) income, net .....        (820,000)        (306,000)      (2,271,000)         651,000

INCOME BEFORE INCOME TAXES ..........................         200,000          396,000          551,000        2,560,000

Provision for income taxes ..........................          62,000               --          146,000          102,000
                                                         ------------     ------------     ------------     ------------

NET INCOME ..........................................    $    138,000     $    396,000     $    405,000     $  2,458,000
                                                         ============     ============     ============     ============
Income attributable to common stockholders ..........    $    138,000     $    396,000     $    405,000     $  2,458,000
                                                         ============     ============     ============     ============
Income per common share:
   Basic ............................................    $        .02     $        .04     $        .05     $        .28
                                                         ============     ============     ============     ============
   Diluted ..........................................    $        .02     $        .04     $        .05     $        .25
                                                         ============     ============     ============     ============

Weighted average number of common shares outstanding:
   Basic ............................................       8,915,000        8,890,000        8,908,000        8,889,000
                                                         ============     ============     ============     ============
   Diluted ..........................................       8,915,000        9,105,000        9,034,000        9,729,000
                                                         ============     ============     ============     ============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------
                                                                           2000            1999
                                                                      ------------     -----------
Cash flows from operating activities:
    Net income ...................................................    $    405,000     $ 2,458,000
    Adjustments to reconcile net income to net cash
        used in operating activities:
       Depreciation ..............................................       1,403,000       1,362,000
       Amortization, including loan costs ........................         558,000         575,000
       Provision for doubtful accounts ...........................       1,730,000       1,392,000
       Loss on sale of assets ....................................         456,000              --
       Change in operating assets and liabilities:
           Accounts receivable ...................................      (8,523,000)       (776,000)
           Other current assets ..................................         965,000       1,856,000
           Accounts payable ......................................      (1,318,000)       (834,000)
           Accrued salaries, wages and other accrued liabilities .        (194,000)     (5,598,000)
           Amounts due to third-party contractual agencies .......        (738,000)     (1,939,000)
                                                                      ------------     -----------
               Total adjustments .................................      (5,661,000)     (3,962,000)
                                                                      ------------     -----------
                   Net cash used in operating activities .........      (5,256,000)     (1,504,000)
                                                                      ------------     -----------
Cash flows from investing activities:
   Proceeds from sale of assets ..................................         100,000              --
   Increase in net assets held for sale ..........................        (156,000)       (730,000)
   Expenditures for property and equipment .......................      (1,890,000)     (1,024,000)
   Acquisitions ..................................................      (8,232,000)       (740,000)
   Increase in other non-current assets ..........................              --         (24,000)
   Decrease in cash held in trust ................................         891,000           8,000
                                                                      ------------     -----------
                  Net cash used in investing activities ..........      (9,287,000)     (2,510,000)
                                                                      ------------     -----------
Cash flows from financing activities:
   Loan costs ....................................................        (697,000)        (64,000)
   Amounts paid to affiliate .....................................        (600,000)       (600,000)
   Proceeds from issuance of debt and warrants ...................      19,933,000       3,592,000
   Payments on debt ..............................................      (4,256,000)       (427,000)
   Net proceeds from exercise of stock options and stock purchases          44,000          29,000
   Refunded registration costs ...................................              --          60,000
   Registration costs ............................................         (18,000)        (36,000)
                                                                      ------------     -----------
                Net cash provided by financing activities ........      14,406,000       2,554,000
                                                                      ------------     -----------
Net decrease in cash and cash equivalents ........................        (137,000)     (1,460,000)
Cash and cash equivalents at beginning of period .................         622,000       1,478,000
                                                                      ------------     -----------
Cash and cash equivalents at end of period .......................    $    485,000     $    18,000
                                                                      ============     ===========

Cash paid during the period for:
   Interest ......................................................    $  1,319,000     $   689,000
                                                                      ============     ===========
   Income taxes ..................................................    $  1,197,000     $   421,000
                                                                      ============     ===========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                               SEPTEMBER 30, 2000

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are, unless otherwise discussed in this report, of a normal recurring nature and have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

         On August 4, 2000, the Company acquired the operating assets of Charter Behavioral Health System of Manatee Palms, L.P. ("Manatee Palms") from Charter Behavioral Health Systems, LLC and the corresponding real estate from Crescent Real Estate Funding VII, L.P. for a cash purchase price of $7,700,000 which was determined to be the fair value of the assets acquired. The acquisition was accounted for under the purchase method of accounting. Accordingly, the operations of Manatee Palms has been included in the Company's consolidated statements of operations effective August 4, 2000. The Company's Senior Credit Facility was amended on August 4, 2000 to provide for the approval of this acquisition (see Note 4).

         Certain reclassifications have been made to the prior year financial statements to conform to the fiscal 2000 presentation.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


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

NOTE 2.  ASSETS HELD FOR SALE

         The assets and liabilities relating to the Company's facility in Palm Bay, Florida are reflected in the accompanying consolidated balance sheets as net assets held for sale. The following is a summary of these assets and liabilities:

                                        SEPTEMBER 30,   DECEMBER 31,
                                           2000             1999
                                        -------------   -------------

         Other receivables .......      $       --      $    25,000
         Other current assets ....              --            9,000
         Property and equipment ..       2,246,000        2,067,000
         Other accrued liabilities              --          (11,000)
                                        ----------      -----------
            Total ................      $2,246,000      $ 2,090,000
                                        ==========      ===========

         For the quarter ended September 30, 2000, revenues and income before income taxes for the aforementioned assets totaled approximately $39,000 and $21,000, respectively.

         For the nine months ended September 30, 2000, revenues and income before taxes for the aforementioned assets totaled approximately $78,000 and $13,000, respectively.

NOTE 3.  TRANSACTIONS WITH AFFILIATES

         On June 30, 1999, the Company acquired all of the issued and outstanding shares of common stock of RHCL, a holding company in liquidation whose principal asset consisted of a receivable from the State of Louisiana, in a purchase transaction between companies under common control. The transaction was accounted for in a manner similar to the pooling-of-interest method. The purchase price of $700,000 is equal to the net book value of RHCL on the date of the acquisition. Accordingly, the Company's financial statements reflect the

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


consolidated balance sheets and consolidated results of operations of both entities as if the merger had been in effect for all periods presented. RHCL had no operations during either the quarters ended or the nine months ended September 30, 2000 or September 30, 1999.

         Ramsay Educational Services, Inc. ("RES") is a wholly owned subsidiary of Ramsay Youth Services, Inc. RES is in the business of managing and operating educational programs and services and currently operates and manages educational programs in Florida and the Commonwealth of Puerto Rico. In December 1998, RES purchased all of the outstanding stock of the Rader Group, Inc. In connection with this purchase, RES obtained, among other assets, the rights to manage various charter schools in Florida through certain contracts with non-for-profit entities. On June 7, 2000, the Company sold five of its contracts to manage charter schools and personal property with a book value of approximately $800,000 (including the net book value of goodwill and other intangible assets) for $352,000, resulting in a loss of $456,000.

NOTE 4.  BORROWINGS

         The Company's long-term debt is as follows:

                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                        2000             1999
                                                                    -------------   --------------

         Variable rate Term Loan, due October 30, 2003 .......      $11,078,000      $ 7,332,000
         Revolver, due October 30, 2003 ......................        5,284,000        3,108,000
         Acquisition Loan, due October 30, 2003 ..............        2,240,000        2,475,000
         Subordinated Note (net of discount of $432,000), due
            January 24, 2007 .................................        4,568,000               --
         Subordinated  Note  (net of discount of $451,000) due
            January 24, 2007 .................................        4,549,000               --
         Other ...............................................           30,000           40,000
                                                                    -----------      -----------
                                                                     27,749,000       12,955,000
         Less current portion ................................        2,609,000        1,394,000
                                                                    -----------      -----------
                                                                    $25,140,000      $11,561,000
                                                                    ===========      ===========

         The Company's senior credit facility (the "Senior Credit Facility") was amended on August 4, 2000 to provide for the acquisition of Manatee Palms. The amended Senior Credit Facility consists of (i) a term loan (the "Term Loan") payable in monthly installments ranging from $83,000 to $302,000 with a final installment of $2,100,000 due on October 30, 2003, (ii) a revolving credit facility (the "Revolver") for an amount up to the lesser of $12,000,000 or the borrowing base of the Company's receivables (as defined in the agreement) and
(iii) an acquisition loan commitment of up to $6,000,000 (the "Acquisition
Loan").

         The Company's amended Senior Credit Facility also provided for a $1,250,000 bridge loan advance under the Acquisition Loan. The bridge loan advance is payable on the occurrence of certain events (as defined in the agreement).

         In connection with the aforementioned bridge loan advance, a corporate affiliate of Paul J. Ramsay, Chairman of the Board of the Company, entered into a Junior Subordinated Note Purchase Agreement with the Senior Credit Facility lender to participate in the Senior Credit Facility in an amount equal to the bridge loan advance.

         Interest on the Term Loan and the Revolver varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.5% to 2.0% (10.25% at September 30, 2000), based on the Company's ratio of total indebtedness to EBITDA or (ii) a function of the Eurodollar rate plus a margin ranging from 2.0% to 3.5% (9.14% at September 30, 2000), based on the Company's ratio of total indebtedness to EBITDA.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

         Interest on the Acquisition Loan varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.75% to 2.25% (10.5% at September 30, 2000), based on the Company's ratio of total indebtedness to EBITDA or (ii) a function of the Eurodollar rate plus a margin ranging from 2.25% to 3.75% (9.39% at September 30, 2000), based on the Company's ratio of total indebtedness to EBITDA.

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

         The Company failed to maintain the required total debt to EBITDA ratio and the fixed charge coverage ratio as of September 30, 2000. The Company's lender agreed to waive the requirements as of September 30, 2000.

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

NOTE 5.  LEASES

         In April 1995, the Company sold and leased back the land, buildings and fixed equipment of its Desert Vista facility in Mesa, Arizona and its Mission Vista facility in San Antonio, Texas. The lease of the Desert Vista facility was released and the facility was sold on September 28, 1998. The lease at the Mission Vista facility has a primary term of 15 years (with three successive renewal options of 5 years each) and at September 30, 2000 had aggregate annual minimum rentals of approximately $574,000, payable monthly.

         In August 1997, the Company leased its Meadowlake facility in Oklahoma to an independent healthcare provider (the "tenant") for an initial term of three years, with four three-year renewal options. Lease payments during the initial term total $360,000 per year and at each renewal option are subject to adjustment based on the change in the consumer price index during the preceding lease period. In accordance with the terms of the lease agreement, the tenant is responsible for all costs of ownership, including taxes, insurance, maintenance and repairs. Effective August 1, 2000, the tenant has elected to exercise its option to renew the lease for an additional three years. In connection with the renewal, the lease payments have been adjusted to $385,000 per year. In addition, the tenant has the option to purchase the facility at any time for $2,500,000. The book value of the facility was $1,969,000 on September 30, 2000.

         On September 28, 1998, the Company sold and leased back the land, buildings and fixed equipment of its Havenwyck facility in Auburn Hills, Michigan. The lease has a term of 12 years and currently requires annual minimum lease payments of approximately $1,331,000, payable monthly. Effective April 1

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

of each year, the lease payments are subject to upward adjustments (not to exceed 3% annually) in the consumer price index over the preceding twelve months.

         The Company leases office space for various other purposes over terms ranging from one to five years. Annual rent expense related to noncancellable operating leases totals approximately $3,000,000.

NOTE 6.  INCOME TAXES

         Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 2000, the Company had net operating loss carryovers of approximately $45,500,000 and alternative minimum tax credit carryovers of approximately $1,100,000 available to reduce future federal income taxes, subject to certain annual limitations. The net operating loss carryovers expire in the years 2000 through 2018.

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

         The following table sets forth the computation of basic and diluted earnings per share:

                                                              QUARTER ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                              --------------------------     -------------------------------
                                                                 2000            1999            2000           1999
                                                              ----------      ----------      ----------      ----------
                                                             (unaudited)     (unaudited)      (unaudited)     (unaudited)
         Numerator:
              Numerator for basic earnings per share -
                income attributable to common
                stockholders ...........................      $  138,000      $  396,000      $  405,000      $2,458,000

            Effect of dilutive securities ..............              --              --              --              --
                                                              ----------      ----------      ----------      ----------
                                                                      --              --              --              --
                                                              ----------      ----------      ----------      ----------

              Numerator for diluted earnings per share -
                income attributable to common
                stockholders after assumed conversions .      $  138,000      $  396,000      $  405,000      $2,458,000
                                                              ==========      ==========      ==========      ==========

         Denominator:
            Denominator for basic earnings per share -
              weighted-average shares ..................       8,915,000       8,890,000       8,908,000       8,889,000

            Effect of dilutive securities:
              Employee stock options and warrants ......              --         215,000         126,000         840,000
                                                              ----------      ----------      ----------      ----------
            Dilutive potential common shares ...........              --         215,000         126,000         840,000
                                                              ----------      ----------      ----------      ----------
              Denominator for diluted earnings per share
                - adjusted weighted-average shares and
                assumed conversions ....................       8,915,000       9,105,000       9,034,000       9,729,000
                                                              ==========      ==========      ==========      ==========

         Earnings per share:
            Basic ......................................      $      .02      $      .04      $      .05      $      .28
                                                              ==========      ==========      ==========      ==========
            Diluted ....................................      $      .02      $      .04      $      .05      $      .25
                                                              ==========      ==========      ==========      ==========

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

         Due to the fact that their effect would have been antidilutive, 3,441,000 and 2,441,000 options and warrants were excluded from the above computation for the quarter and nine months ended September 30, 2000, respectively.

         Due to the fact that their effect would have been antidilutive, 575,138 and 497,304 options and warrants were excluded from the above computation for the quarter and nine months ended September 30, 1999, respectively.

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

         During the year ended December 31, 1999 and the nine months ended September 30, 2000, the Company opened programs at the following new sites:

         Alabama:

         o  June 1999 - A 10-bed group home in Bessemer, Alabama

         o  September 2000 - A 14-bed group home in Bessemer, Alabama

         Florida:

         o October 1999 - A 100-bed juvenile justice facility in Crestview, Florida

         o March 2000 - A 50-bed juvenile justice facility in West Palm Beach, Florida

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

         o April 2000 - A 102-bed juvenile justice facility in Florida City, Florida

         o April 2000 - A 62-bed juvenile justice facility in Florida City, Florida

         o July 2000 - A youth and family counseling center in Palm Bay, Florida

         Nevada:

         o  February 1999 - A 10-bed group home in Las Vegas, Nevada

         Puerto Rico:

         o September 1999 - A 120-bed juvenile detention center in Bayamon, Puerto Rico

         o February 2000 - An education services program serving up to 574 youth at various facilities throughout the Commonwealth of Puerto Rico

         o September 2000 - A 20-bed residential treatment program in Rio Piedras, Puerto Rico

         South Carolina:

         o  February 1999 - A 15-bed group home in Aiken, South Carolina

         o  June 1999 - A 12-bed group home in Conway, South Carolina

         In addition, on August 4, 2000, the Company acquired the following programs in Florida in connection with its acquisition of Manatee Palms:

         o August 2000 - A 60-bed residential treatment facility in Bradenton, Florida

         o  August 2000 - A 85-bed juvenile justice facility in Bradenton,
            Florida

         o  August 2000 - A 80-bed juvenile justice facility in Arcadia, Florida

         IN CONNECTION WITH THE "SAFE-HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE COMPANY NOTES THAT THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS ABOUT THE COMPANY. THE COMPANY IS HEREBY SETTING FORTH CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN ANY FORWARD-LOOKING STATEMENTS OR INFORMATION MADE BY OR ON BEHALF OF OR CONCERNING THE COMPANY. SOME OF THE MOST SIGNIFICANT FACTORS INCLUDE (I) ACCELERATING CHANGES OCCURRING IN THE AT-RISK YOUTH INDUSTRY, INCLUDING COMPETITION FROM CONSOLIDATING AND INTEGRATED PROVIDER SYSTEMS AND LIMITATIONS ON REIMBURSEMENT RATES, (II) FEDERAL AND STATE GOVERNMENTAL BUDGETARY CONSTRAINTS WHICH COULD HAVE THE EFFECT OF LIMITING THE AMOUNT OF FUNDS AVAILABLE TO SUPPORT GOVERNMENTAL PROGRAMS, (III) STATUTORY, REGULATORY AND ADMINISTRATIVE CHANGES OR INTERPRETATIONS OF EXISTING STATUTORY AND REGULATORY PROVISIONS AFFECTING THE CONDUCT OF THE COMPANY'S BUSINESS AND AFFECTING CURRENT AND PRIOR REIMBURSEMENT FOR THE COMPANY'S SERVICES, (IV) THE COMPANY'S INABILITY TO SUCCESSFULLY IMPLEMENT ITS NEW STRATEGIC DIRECTION OF PROVIDING TREATMENT AND EDUCATION PROGRAMS FOR AT-RISK AND TROUBLED YOUTH AND
(V) THE UNCERTAINTY REGARDING THE ISSUES IN THE PUERTO RICO MARKET. THERE CAN BE NO ASSURANCE THAT ANY ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. AS A RESULT OF THE FACTORS IDENTIFIED ABOVE AND OTHER FACTORS, THE COMPANY'S ACTUAL RESULTS OR FINANCIAL OR OTHER CONDITION COULD VARY SIGNIFICANTLY FROM THE PERFORMANCE OR FINANCIAL OR OTHER CONDITION SET FORTH IN ANY FORWARD-LOOKING STATEMENTS OR INFORMATION.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

         The following table states for the periods indicated, our operations in dollar and percentage of revenue terms:

                                           QUARTER ENDED SEPTEMBER 30,                    NINE MONTHS ENDED SEPTEMBER 30,
                                  --------------------------------------------    --------------------------------------------
                                      2000                    1999                    2000                  1999
                                  -----------             -----------             -----------             -----------
Revenues ......................   $27,865,000    100.0%   $20,413,000    100.0%   $76,579,000    100.0%   $59,230,000    100.0%
Salaries, wages and benefits ..    18,012,000     64.6%    12,462,000     61.0%    48,345,000     63.1%    35,474,000     59.9%
Other operating expenses ......     7,995,000     28.7%     6,227,000     30.5%    21,961,000     28.7%    18,699,000     31.6%
Provision for doubtful accounts       265,000      1.0%       423,000      2.1%     1,730,000      2.3%     1,392,000      2.4%
Depreciation and amortization..       573,000      2.1%       599,000      2.9%     1,721,000      2.2%     1,756,000      3.0%
Other income ..................            --      0.0%            --      0.0%            --      0.0%     1,548,000      2.6%
Interest and other financing
charges .......................       820,000      2.9%       306,000      1.5%     1,815,000      2.4%       897,000      1.5%
Loss on sale of assets ........            --      0.0%            --      0.0%       456,000      0.6%            --      0.0%



QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

         Revenues were $27.9 million for the quarter ended September 30, 2000, compared to $20.4 million for the same period in 1999, representing an increase of $7.5 million or 36.5%. The increase was primarily due to new juvenile justice contracts in Florida and Puerto Rico and the acquisition of the Florida Manatee Palms facilities on August 4, 2000.

         Salaries, wages and benefits were $18.0 million or 64.6% of revenues for the quarter ended September 30, 2000, compared to $12.5 million or 61.0% of revenues for the same period in 1999. The increase as a percentage of revenues was primarily a result of higher than anticipated staffing in the Puerto Rico Bayamon Detention Center and training cost for a new program in the Dothan, Alabama facility. In addition, the new Florida juvenile justice contracts, which did not require initial capital or facility investments, have higher salary, wages and benefits as a percentage of revenues when compared to the Company's other operations.

         Other operating expenses were $8.0 million or 28.7% of revenues for the quarter ended September 30, 2000, compared to $6.2 million or 30.5% of revenues for the same period in 1999. The decrease as a percentage of revenues was primarily a result of the new Florida juvenile justice contracts. These contracts were awarded with the right to occupy a facility owned by the payor source and typically incur lower other operating expenses when compared to the Company's other operations.

         Provision for doubtful accounts was $0.3 million or 1.0% of revenues for the quarter ended September 30, 2000, compared to $0.4 million or 2.1% of revenues for the same period in 1999. The decrease in provision for doubtful accounts as a percentage of revenues is a result of the Company's current year growth in guaranteed per diem contracts as compared to the Company's historical operations where the contracts were generally on a fee for service and cost reimbursement basis.

         Depreciation and amortization was $0.6 million or 2.1% of revenues for the quarter ended September 30, 2000, compared to $0.6 million or 2.9% of revenues for the same period in 1999. The decrease as a percentage of revenues was primarily due to the Company's sale of five charter school management contracts on June 7, 2000. This sale resulted in a write-off of goodwill and other intangible assets of $0.8 million. In addition, as mentioned previously, the growth in the Company's business has been primarily in guaranteed per diem contracts which in most cases, have been awarded to the Company with the right to occupy a building owned by the payor source. As a result, depreciation as a percentage of revenues has decreased during the quarter ended September 30, 2000 when compared to the same period in 1999.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

         Interest and other financing charges, net was $0.8 million or 2.9% of revenues for the quarter ended September 30, 2000, compared to $0.3 million or 1.5% of revenues for the same period in 1999. The increase in interest and other financing charges, net was primarily due to an increase in the Company's average outstanding borrowings between periods as a result of the subordinated note and warrant purchase agreements entered into by the Company.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues were $76.6 million for the nine months ended September 30, 2000, an increase of $17.4 million or 29.3% over the nine months ended September 30, 1999. The increase was primarily due to new juvenile justice contracts in Florida and Puerto Rico and the acquisition of the Florida Manatee Palms facilities.

         Salaries, wages and benefits were $48.3 million or 63.1% of revenues for the nine months ended September 30, 2000, compared to $35.5 million or 59.9% of revenues for the same period in 1999. The increase as a percentage of revenues was primarily a result of higher than anticipated staffing in the Puerto Rico Bayamon Detention Center which had an operating loss of $0.5 million during this period. The increase was also a result of training cost on a new program in the Dothan, Alabama facility and the new Florida juvenile justice contracts have higher salary, wages and benefits as a percentage of revenues when compared to the Company's other operations.

         Other operating expenses were $22.0 million or 28.7% of revenues for the nine months ended September 30, 2000, compared to $18.7 million or 31.6% of revenues for the same period in 1999. The decrease as a percentage of revenues was primarily a result of the lower operating expenses in the Company's new Florida contracts.

         Provision for doubtful accounts was $1.7 million or 2.3% of revenues for the nine months ended September 30, 2000, compared to $1.4 million or 2.4% of revenues for the same period in 1999. The decrease as a percentage of revenues is a result of the Company's current year growth in guaranteed per diem contracts. This decrease was partially offset by reserves recorded by the Company during the nine months ended September 30, 2000, relating to delays in receivable collections from the Company's Puerto Rico operations.

         Depreciation and amortization was $1.7 million or 2.2% of revenues for the nine months ended September 30, 2000, compared to $1.8 million or 3.0% of revenues for the same period in 1999. The decrease as a percentage of revenues was primarily due to the previously mentioned sale by the Company of five charter school contracts which resulted in a write-off of goodwill and other intangible assets. Also contributing to the decrease is the fact that the growth in the Company's business, on a year to date basis, has been through contracts which have been awarded with the right to occupy a building owned by the payor source.

         Other income was $1.5 million or 2.6% of revenues for the nine months ended September 30, 1999, primarily as a result of two non-recurring settlements in favor of the Company.

         Interest and other financing charges, net was $1.8 million or 2.4% of revenues for the nine months ended September 30, 2000, compared to $0.9 million or 1.5% for the same period in 1999. The increase in interest and other financing charges, net is primarily due to an increase in the Company's average outstanding borrowings between periods as a result of the subordinated note and warrant purchase agreements entered into by the Company.

         Loss on sale of assets was $0.4 million or 0.6% of revenues for the nine months ended September 30, 2000. On June 7, 2000, the Company sold five of its contracts to manage charter schools and personal property with an aggregate book value of $0.8 million for $0.4 million.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are for working capital, capital expenditures, and debt service. The Company's primary sources of liquidity are cash flows from operations and borrowings under the revolving credit line.

         At September 30, 2000 and December 31, 1999, the Company had $9.0 million and $1.1 million, respectively, in working capital and $0.5 million and $0.6 million, respectively, in cash and cash equivalents. Working capital as of September 30, 2000 was comprised primarily of $0.5 million in cash, $21.9 million in accounts receivable and $5.7 million in other current assets, net of $19.1 million in current liabilities.

         The Company's senior credit facility (the "Senior Credit Facility") was amended on August 4, 2000 to provide for the acquisition of Manatee Palms. The amended Senior Credit Facility consists of (i) a term loan (the "Term Loan") payable in monthly installments ranging from $83,000 to $302,000 with a final installment of $2,100,000 due on October 30, 2003, (ii) a revolving credit facility (the "Revolver") for an amount up to the lesser of $12,000,000 or the borrowing base of the Company's receivables (as defined in the agreement) and
(iii) an acquisition loan commitment of up to $6,000,000 (the "Acquisition
Loan").

         The Company's amended Senior Credit Facility also provided for a $1,250,000 bridge loan advance under the Acquisition Loan. The bridge loan advance is payable on the occurrence of certain events (as defined in the agreement).

         In connection with the aforementioned bridge loan advance, a corporate affiliate of Paul J. Ramsay, Chairman of the Board of the Company, entered into a Junior Subordinated Note Purchase Agreement with the Senior Credit Facility lender to participate in the Senior Credit Facility in an amount equal to the bridge loan advance.

         Interest on the Term Loan and the Revolver varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.5% to 2.0% (10.25% at September 30, 2000), based on the Company's ratio of total indebtedness to EBITDA or (ii) a function of the Eurodollar rate plus a margin ranging from 2.0% to 3.5% (9.14% at September 30, 2000), based on the Company's ratio of total indebtedness to EBITDA.

         Interest on the Acquisition Loan varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.75% to 2.25% (10.5% at September 30, 2000), based on the Company's ratio of total indebtedness to EBITDA or (ii) a function of the Eurodollar rate plus a margin ranging from 2.25% to 3.75% (9.39% at September 30, 2000), based on the Company's ratio of total indebtedness to EBITDA.

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

         The Company failed to maintain the required total debt to EBITDA ratio and the fixed charge coverage ratio as of September 30, 2000. The Company's lender agreed to waive the requirements as of September 30, 2000.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

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

         Net cash used in operating activities increased from $1.5 million during the nine months ended September 30, 1999 to $5.3 million during the nine months ended September 30, 2000. In 1999 the Company collected $1.5 million from two favorable non-recurring settlements in favor of the Company. During 2000, the Company's receivables increased by $8.5 million as a result of new business and delays in the collection of Puerto Rico contract receivables.

         Net cash used in investing activities was $9.3 million for the nine months ended September 30, 2000 compared to net cash used in investing activities of $2.5 million for the nine months ended September 30, 1999. During 1999 the Company spent approximately $1.0 million on improvements and upgrades to its facilities and $0.7 million on group home purchases. During 2000, the Company purchased the Manatee Palms facility for $7.7 million plus acquisition costs. During 2000, the Company also received approximately $0.9 million in cash held in trust relating to a business sale in 1998.

         The Company has also experienced delays in the collection of receivables from its contracts in Puerto Rico. As of September 30, 2000, the Company had approximately $4.4 million in outstanding receivables due from its contracts in Puerto Rico, of which $1.4 million was over 120 days past due. The Company has established reserves of $0.3 million against the Puerto Rico receivables. The Company and its advisors are in active discussions with the Government of Puerto Rico with respect to the payment of these receivables. The Company believes that it has fully performed its obligations under the Puerto Rico contracts and is entitled to receive payment of these receivables in full. Although the Company has been advised by its legal counsel that the net receivables due on the Puerto Rico contracts are collectable, there can be no assurances that future transactions or events will not result in the need for additional reserves for these accounts receivable. If the Company were to record additional reserves, it would adversely affect earnings in the period in which the reserves are recorded.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

         The Company believes that it can meet its current cash requirements and future identifiable needs with internally generated cash from operations and availability in its Senior Credit Facility. If the Company is unable to collect the Puerto Rico receivables, the Company may need to obtain liquidity through other sources of debt or equity. Although the Company believes that it has the ability to raise such additional liquidity, there can be no assurances that the Company will be able to raise debt or equity capital through other sources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is party to certain claims, suits and complaints, including those matters described below, whether arising from the acts or omissions of its employees, providers or others, which arise in the ordinary course of business. The Company has established reserves at September 30, 2000 for the estimated amounts which might be recovered from the Company as a result of all outstanding legal proceedings. In the opinion of management, the ultimate resolution of these pending legal proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The Exhibits required to be filed as part of this Quarterly Report on Form 10-Q are as follows:

         Exhibit 11     Computation of Net Income (Loss) Per Share............

         Exhibit 27     Financial Data Schedule...............................

         Exhibit 99.17  Press Release dated September 12, 2000................

(b)      Current Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated August 18, 2000 regarding the acquisition of the operating assets of Charter Behavioral Health System of Manatee Palms, L.P. and the corresponding real estate from Charter Behavioral Health Systems, LLC and Crescent Real Estate Funding VII, L.P., respectively.

         The Company filed a Current Report on Form 8-K dated September 20, 2000 regarding notification from the Nasdaq Stock Market that the Company's common stock failed to maintain a minimum market value of public float of $5,000,000 over a 30 consecutive trading day period as required for continued listing on the Nasdaq National Market under Maintenance Standard I, as set forth in Marketplace Rule 4450(a)(2).

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereupon duly authorized.

                                                RAMSAY YOUTH SERVICES, INC.
                                                Registrant



                                                /s/ MARCIO C. CABRERA
                                                -----------------------------
                                                Marcio C. Cabrera
                                                Executive V.P. and
                                                Chief Financial Officer



Date:  October 31, 2000