Form 10-K405
period 2000-12-31
RAMSAY YOUTH SERVICES INC
filed 2001-04-02
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
             /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 {FEE REQUIRED}
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

        The number of shares of the registrant's Common Stock outstanding as of March 16, 2001 was 9,121,180. The aggregate market value of Common Stock held by non-affiliates on such date was $2,127,771. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the common stock of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's proxy statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A for the registrant's 2001 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

                           FORWARD-LOOKING STATEMENTS

               In connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, Ramsay Youth Services, Inc. ("RYS" or the "Company") notes that this report contains forward-looking statements about the Company. The Company is hereby setting forth cautionary statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements or information made by or on behalf of or concerning the Company. Some of the most significant factors include (i) accelerating changes occurring in the at-risk youth industry, including competition from consolidating and integrated provider systems and limitations on reimbursement rates, (ii) federal and state governmental budgetary constraints which could have the effect of limiting the amount of funds available to support governmental programs, (iii) statutory, regulatory and administrative changes or interpretations of existing statutory and regulatory provisions affecting the conduct of the Company's business and affecting current and prior reimbursement for the Company's services, (iv) the Company's inability to successfully implement its new strategic direction of providing treatment and education programs for at-risk and troubled youth, and
(v) uncertainties regarding issues in the Puerto Rico market serviced by the Company. There can be no assurance that any anticipated future results will be achieved. As a result of the factors identified above, and including any other factors, the Company's actual results or financial condition could vary significantly from the performance or expectation set forth in any forward-looking statements or information.

                                ANALYSTS' REPORTS

               Investors should also be aware that while the Company does, at various times, communicate with securities analysts, it is against the Company's policy to disclose to them any material non-public information or other confidential information. Accordingly, shareholders should not assume that the Company agrees with any statement or report issued by an analyst irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.


                                     PART I

ITEM 1.   BUSINESS.

GENERAL

                The Company is a provider and manager of juvenile justice and behavioral healthcare treatment programs and services. The programs and services are provided primarily to at-risk and troubled youth in residential and non-residential settings nationwide. The Company offers its full spectrum of education, treatment and community based programs and services in Alabama, Florida, Missouri, Michigan, Nevada, North Carolina, South Carolina, Texas, Utah and the Commonwealth of Puerto Rico. The Company also provides a limited range of adult behavioral healthcare services at certain of its locations in response to community demand.

               The programs and services provided by the Company are designed through a comprehensive continuum that is directed to address the specific needs of each youth. The youth served by the Company include youth with special needs such as (i) pre-adjudicated and adjudicated youth committed to the juvenile justice system, (ii) mental health and substance abuse issues, (iii) sexual impulse disorders, (iv) developmental disorders and (v) emotional and behavioral disorders. The Company also serves youth with special education needs.

               The primary objective of the Company's programs and services is to provide the optimal opportunity for rehabilitation and integration of at-risk and special needs youth into their communities as responsible individuals and productive citizens.

DESCRIPTION OF PROGRAMS

Juvenile Justice Operations

               The Company offers juvenile justice programs and services through a network of company owned or leased facilities and state/government-owned facilities. The Company also offers specialized education and mental health and substance abuse services to adjudicated juveniles in government-owned and operated facilities.

               The Company's programs and services in its juvenile justice operations are designed to provide care, custody, control and treatment of delinquent youth. These programs focus on solving the specialized needs of governmental agencies by providing effective treatment interventions, including counseling, social interests, substance abuse education and treatment, mental health services, cognitive and life skills development, accredited education and vocational skills. The Company believes that a balanced approach, which develops the social, educational, and vocational skills of the youth and holds them accountable to their victims and communities, creates responsible, contributing, pro-social individuals. This balanced approach is essential to achieving the program's objective of reducing recidivism and integrating the youth into their communities as responsible and productive individuals.

Behavioral Healthcare Operations

               The following is a listing of the behavioral healthcare programs and services offered by the Company:

- Residential Treatment Programs - The Company's Residential Treatment Programs provide safe, secure and highly structured environments for the evaluation and development of long-term, intensive and transitional treatment services. The programs focus on a cognitive behavioral model with family, group and individual counseling, social and life skills development, and educational and recreational programs. The primary focus of these services is to reshape antisocial behaviors by stressing responsibility and achievement of performance and treatment goals.

- Therapeutic Community Living Facility - The Company's therapeutic community living facilities provide care and treatment to youth in a community setting, usually in a residential neighborhood. These youth typically are transitioning from a more intensive program, such as a long-term residential treatment facility. This facility setting is a less restrictive residential environment that offers youth the opportunities for personal growth, social development and responsible behavior. The youth attend public schools or receive in-home education and receive vocational and occupational training. The primary focus of these services is to teach the youth independent living skills, decrease their institutional dependency and gradually transition them back into their communities.

- Acute Inpatient Services - Acute inpatient services are generally provided to individuals needing the most intensive behavioral healthcare treatment. The most common disorders treated at the Company's facilities on an acute inpatient basis are mood and effective disorders (such as depression), psychosis, situational crises and alcohol and drug dependency. The initial goal of acute inpatient treatment is to evaluate and stabilize the patient so that effective treatment can be continued either on an inpatient, residential treatment, partial hospitalization or outpatient basis. Under the direction of a psychiatrist, the patient's condition is assessed, a diagnosis is made and prescribed treatment follows. The treatment regimen utilizes, where appropriate, medication, individual and group therapy, adjunctive therapy and family therapy.

- Community-Based Programs - The Company's Community-Based Programs are designed to meet the special needs of youth and their families, while enabling them to remain living at home or in their community. The primary focus of this program is to provide youth, with a clinically definable emotional, psychiatric or dependency disorder, with therapeutic and intensive treatment services. Youth who are assisted through this program have either transitioned out of a residential treatment program, or do not require the intensive services of a residential treatment program.

               Each behavioral healthcare facility has a multi-disciplinary team of healthcare professionals, including psychiatrists, psychologists, social workers, nurses, behavioral healthcare and substance abuse counselors and therapists. Certain behavioral healthcare facilities have a medical director who acts as liaison between the professional staff and the facility administration staff and a consulting board, comprised of facility executives, consulting physicians and other members of the local community, responsible for standards of care. These facilities are accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") and are periodically resurveyed by the JCAHO.

               The following table sets forth the programs and services offered by the Company in the various markets in which it operates:

                MARKET                                         PROGRAMS AND SERVICES
------------------------------------------      -------------------------------------------------
Alabama:
   Dothan Facility                                 Residential Treatment Programs and Acute
                                                   Inpatient Services
   Hill Crest Facility                             Residential Treatment Programs, Acute
                                                   Inpatient Services and Community-Based
                                                   Programs
   Bessemer I                                      Therapeutic Community Living Facility
   Higdon Hill                                     Therapeutic Community Living Facility
   Bessemer II                                     Therapeutic Community Living Facility

Florida:
   Everglades Youth Development Center             Juvenile Justice Programs
   Florida Institute for Girls                     Juvenile Justice Programs
   Gulf Coast Treatment Center                     Residential Treatment Programs and Juvenile
                                                   Justice Programs
   Kingsley Center                                 Juvenile Justice Programs
   Manatee Adolescent Treatment Services           Juvenile Justice Programs
   Manatee Palms Youth Services                    Residential Treatment Programs and
                                                   Community-Based Programs
   Okaloosa Youth Academy                          Juvenile Justice Programs
   Southern Glades Youth Camp                      Juvenile Justice Programs

Michigan:
   Havenwyck Facility                              Residential Treatment Programs, Acute
                                                   Inpatient Services and Community-Based
                                                   Programs

Missouri:
   Heartland Facility                              Residential Treatment Programs, Acute
                                                   Inpatient Services and Community-Based
                                                   Programs
   Heartland House                                 Therapeutic Community Living Facility

Nevada:
   Briarwood I                                     Therapeutic Community Living Facility
   Briarwood II                                    Therapeutic Community Living Facility

North Carolina:
   Brynn Marr                                      Residential Treatment Programs, Acute
                                                   Inpatient Services and Community-Based
                                                   Programs

Puerto Rico:
   Bayamon Detention Center                        Juvenile Justice Programs
   Institute of PsychoSocial Treatment             Residential Treatment Programs
   Mental Health and Substance Abuse               Juvenile Justice Programs
        Treatment Contract
   Specialized Education Contract                  Juvenile Justice Programs

South Carolina:
   Coastal Harbor                                  Therapeutic Community Living Facility
   Pelion                                          Therapeutic Community Living Facility
   Riverstone                                      Therapeutic Community Living Facility

Texas:
   Mission Vista Facility                          Acute Inpatient Services

Utah:
   Benchmark Regional                              Residential Treatment Programs

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

               The markets for programs and services for at-risk and troubled youth in the United States are large and growing as evidenced by the following industry estimates:

- The $60.0 billion youth services industry is growing at a rate of 9% per annum.

-   There are approximately 9.2 million children classified as at-risk.

-   The juvenile population is expected to grow 21% by the year 2010.

- In 1998, there were 2.6 million arrests of individuals under the age of eighteen.

- Juvenile crime is 60% above the 1980 level. Juveniles account for about 20% of all arrests and 20% of violent crime arrests.

               The Company intends to grow through (i) expansion of services, markets and products, (ii) aggressive response to requests for proposals ("RFP's") and (iii) selected strategic acquisitions. Through these avenues, management intends to capitalize on the youth services industry's size, fragmentation and multiple payor sources.

- Expansion Of Services - Management believes significant opportunities exist to penetrate further the Company's existing geographic markets. Management will continue to capitalize on the Company's reputation for delivering high quality and cost-effective solutions, to expand the breadth of service provided to existing customers, and to attract new customers. In addition, the Company will continue to develop new programs which respond to state and local agencies' needs to secure appropriate placements for special needs youth.

- Aggressive Response To RFPs - The Company is well positioned to expand into new markets as state and local agencies increasingly seek providers with the capability to deliver a broader continuum of services to at-risk youth. Further, management believes this trend will intensify as state and local governments desire to keep spending in their respective home states and look to develop local services. Typically, the solicitation of providers for new and broader service offerings is accomplished by state agencies through RFPs, a process in which the Company actively competes in markets management has targeted for growth. Management believes the Company's history of providing high quality, cost-effective services gives it a significant competitive advantage in responding to RFPs. The Company prioritizes its target markets based on the needs of each state, the diversification of funding sources, state and local legislation, existing relationships and in-state competition.

- Selected Strategic Acquisitions - The Company intends to pursue strategic acquisitions of other youth services providers to penetrate existing markets further and enter new geographic markets. The youth services industry is highly fragmented with what the Company estimates to be approximately 15,000 providers. The Company continually reviews acquisition opportunities and management believes that a number of acquisition opportunities currently exist at reasonable valuations. Further, management believes it can enhance the performance of acquired facilities by selectively implementing the Company's programs to expand services. Management believes that the Company's current infrastructure is capable of supporting a number of acquisitions affording the opportunity to spread certain fixed operational expenses over a broader revenue base.

COMPETITION

               The fragmented at-risk youth industry is comprised largely of small providers that operate in relatively limited geographic areas and provide services to a specific type of juvenile. The Company competes with both public and private for-profit and not-for-profit organizations. Competition generally is based upon program quality, range and price of services provided, operational experience and facility location. The strength and depth of a provider's relationship with the various payors plays a significant role in the selection process. The Company believes that its programs and services compete favorably on the basis of, among other things, the range and quality of programs offered and the expertise of its management team in the development and implementation of new programs. In certain instances, competitors of the Company may initiate programs similar to the Company without substantial capital investment or experience in management of education or treatment facilities. In addition, certain not-for-profit entities may offer programs and services at a lower cost than the Company due in part to government subsidies, foundation grants, tax deductible contributions or other financial resources not available to for-profit companies.

SOURCES OF REVENUE

               The Company receives payments from various sources, including commercial insurance carriers (which provide coverage to insured individuals on both an indemnity basis and through various managed care plans), state and local governmental agencies (including state judicial systems), Medicaid and Medicare. In addition, payments are received directly from individuals, including co-payments and deductibles related to services covered by these individuals' benefit plans. The Company also receives payments from school districts either directly or through management contracts with other entities.

- Commercial Insurance Payors - The Company's facilities are reimbursed for certain behavioral healthcare services by health maintenance organizations ("HMO's"), commercial insurance companies and self-insured employers either on a fee-for-service basis or under contractual arrangements which include per-diem, per-diagnosis.

    For inpatient services, Blue Cross plans reimburse based on charges or negotiated rates in all areas in which the Company presently operates facilities, except Alabama and Michigan. In certain states in which the Company operates, Blue Cross reimbursement is approved through a rate-setting process and, therefore, Blue Cross may reimburse the Company at a rate less than billed charges. Under cost-based Blue Cross programs, such as those in Alabama and Michigan, direct reimbursement to facilities typically is lower than the facility's charges, and patients are not responsible for the difference between the amount reimbursed by Blue Cross and the facility's charges.

    Most commercial insurance carriers reimburse their policyholders or reimburse the Company directly for charges at rates and limits specified in their policies. Patients generally remain responsible for any amounts not covered under their insurance policies. Generally, reimbursement for psychiatric inpatient and chemical dependency care by commercial insurance carriers is limited to a maximum number of inpatient days per year or during the patient's lifetime, or to a maximum dollar amount expended, for a patient, in a given period.

- State and Local Government Payors - The Company's facilities are reimbursed for certain services on a per-diem basis by various state and local government agencies. The per-diem rate is generally based on the nature and scope of services provided to these residents. In addition, some government programs pay the Company for access to a certain number of beds.

- Medicaid - Medicaid is the federal/state health insurance program for low-income individuals, including welfare recipients. Subject to certain minimum federal requirements, each state defines the extent and duration of the services covered by its Medicaid program. Moreover, although there are certain federal requirements governing the payment levels for Medicaid services, each state has its own methodology for making payment for services provided to Medicaid patients. Various state Medicaid programs cover payment for services provided to individuals covered under the Medicaid program by the Company.

- Medicare - Medicare is the federal health insurance program for the aged and disabled. Medicare reimburses providers of psychiatric care for inpatient and outpatient services on a cost-based reimbursement system. Medicare reimburses for certain other outpatient services based on an area-wide fee schedule or other blended rates. Medicare reimbursement is typically less than the Company's established charges for services provided to Medicare patients. Patients are not responsible for the difference between the reimbursed amount and the established charges other than for applicable noncovered charges, coinsurance and deductibles. In 1983, Congress changed the Medicare law applicable to Medicare reimbursement for medical/surgical services from a retrospectively determined reasonable cost system to a prospectively determined diagnosis-related grouping ("DRG") system. Facilities providing psychiatric care are currently exempt from the DRG reimbursement system. However, both Congress and the agency responsible for administering the Medicare program, the Health Care Financing Administration ("HCFA"), have been investigating a revision to the payment system for inpatient psychiatric, partial hospitalization and hospital-based outpatient services, including certain services provided by the Company, which would eliminate the cost-based structure of the current system. Under current proposals, reimbursement for inpatient and outpatient psychiatric services would be transitioned to a prospective payment system in which payment for services may be unrelated to the provider's costs. HCFA is scheduled to report to Congress on a psychiatric prospective payment system by October 1, 2001, and implement such program by October 1, 2002.

    Medicare reimbursement to exempt psychiatric and chemical dependency facilities is currently subject to the payment limitations and incentives established in the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"). These facilities are currently paid on the basis of each facility's historical costs trended forward, with a limit placed on the rate of increase in per case reimbursable costs. Facilities with costs less than their respective target rate per discharge are currently reimbursed based on allowable Medicare costs, plus an additional incentive payment. Medicare reimbursement under TEFRA to facilities exempt from prospective payment, such as the Company's facilities, have been adversely affected by the Balanced Budget Act of 1997 (the "BBA"), passed by Congress in July 1997. Under certain provisions of the BBA, effective July 1, 1998 for the Company, target rates per discharge were capped, the formula by which incentive payments are calculated was modified to reduce these payments and allowable Medicare capital costs were reduced by 15%. However, subsequent to the passage of the BBA, Congress has passed the Balanced Budget Refinement Act of 1999 and the Benefit Improvement and Protection Act of 2000 (collectively the "New Acts"). Under the New Acts, the amount of incentive payments was increased to 3% effective for cost reporting periods beginning on or after October 1, 2001.

REGULATION

               The operations of the Company are subject to federal, state and local regulations, which are administered by a variety of regulatory authorities. Operators of residential treatment programs for juveniles are typically expected to provide education programs and, in some instances, healthcare services. As providers of such services, operators of at-risk youth facilities are required to comply with applicable state and local regulations. In addition, some programs require accreditation from the Joint Commission on Accreditation of Healthcare Organizations, the Commission on Accreditation of Rehabilitation Facilities or the American Corrections Association.

               The education programs managed by the Company are subject to a variety of state and local regulations and licensing requirements. These regulations and licensing requirements vary greatly from jurisdiction to jurisdiction. Generally, the governmental agencies review the safety, fitness and adequacy of the buildings and equipment, the ratio of staff personnel to enrolled children, the dietary program, the daily curriculum, compliance with health standards and qualifications of the Company's personnel. In addition, certain jurisdictions require financial audits of the schools operated or managed by the Company. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of the schools and licenses must be renewed periodically. Repeated failures by a school to comply with applicable regulations can subject it to sanctions that might include probation, suspension, or revocation of the license to operate.

               In certain states where the Company manages the provision of educational services for troubled youth, state and local regulations exist. These regulations govern such areas as compensatory arrangements between for-profit service providers such as the Company, not-for-profit schools and other educational entities, conflicts of interest and standards governing the quality of educational services.

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

               The Social Security Act imposes civil sanctions and criminal penalties upon persons who make or receive kickbacks, bribes or rebates in connection with federally-funded healthcare programs. The Social Security Act also provides for exclusion from the Medicare and Medicaid programs for violations of the anti-kickback rules. The anti-kickback rules prohibit providers and others from soliciting, offering, receiving or paying, directly or indirectly, any remuneration in return for either making a referral for a federally-funded healthcare service or item or ordering any such covered service or item. In order to provide guidance with respect to the anti-kickback rules, the Office of the Inspector General of the U.S. Department of Health and Human Service has issued regulations outlining certain "safe harbor" practices which, although potentially capable of including prohibited referrals, would not be prohibited if all applicable requirements were met. A relationship which fails to satisfy a safe harbor is not necessarily illegal, but could be scrutinized on a case-by-case basis. Since the anti-kickback rules have been broadly interpreted, they could limit the manner in which the Company conducts its business. The Company believes that it currently complies with the anti-kickback rules in planning its activities, and believes that its activities, even if not within a safe harbor, do not violate the anti-kickback rules. However, there can be no assurance that (i) government enforcement agencies will not assert that certain of these arrangements are in violation of the illegal remuneration statute, (ii) the statute will ultimately be interpreted by the courts in a manner consistent with the Company's practices or (iii) the federal government or other states in which the Company operates will not enact similar or more restrictive legislation or restrictions that could, under certain circumstances, impact the Company's operations.

               Under another federal provision, known as the "Stark" law or "self-referral" prohibition, physicians who have an investment or compensation relationship with an entity furnishing certain designated health services (including inpatient and outpatient facility services) may not, subject to certain exceptions, refer Medicare patients for designated health services to that entity. Similarly, facilities may not bill Medicare or any other party for services furnished pursuant to a prohibited referral. Additionally, law enforcement authorities, including the Office of the Inspector General, the courts and Congress are increasing scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. Investigators also have demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purposes of payments between healthcare providers and potential referral sources. Violation of these provisions may result in disallowance of Medicare claims for the affected services, as well as the imposition of civil monetary penalties and program exclusion. In addition, the Stark law prevents states from receiving federal Medicaid matching payments for designated health services that are provided as a result of a prohibited referral. Often as a result of this requirement, a number of states have enacted prohibitions similar to the Stark law covering referrals of non-Medicare business. The following states in which the Company conducts business have passed legislation which, under certain circumstances, either may prohibit the referral of private pay patients to healthcare entities in which the physician has an ownership or investment interest, or with which the physician has a compensation arrangement, or may require the disclosure of such interest to the patient: Florida, Michigan, Missouri, Nevada, North Carolina, South Carolina and Utah. All of these rules are very restrictive, prohibit submission of claims for payment related to prohibited referrals and provide for the imposition of civil monetary penalties and criminal prosecution. The Company is unable to predict how these laws may be applied in the future, or whether the federal government or states in which the Company operates will enact more restrictive legislation or restrictions that could under certain circumstances impact the Company's operations.

               In addition to the regulations set forth above, the Health Insurance Profitability and Accountability Act of 1996 broadened the scope of the fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. This act also created new enforcement mechanisms to combat fraud and abuse including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials now have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud. It also establishes a new violation for the payment of inducements to Medicare and Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner.

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

               The Company is also subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim (or causing a claim to be presented) for payment from Medicare, Medicaid or other third party payors that is false or fraudulent. The standard for "knowing and willful" often includes conduct that amounts to a reckless disregard for whether accurate information is presented by claims processors. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare program, and imprisonment. One of the most prominent of these laws is the Federal False Claims Act, which may be enforced by the federal government directly, or by a qui tam plaintiff on the government's behalf. Under the False Claims Act, both the government and the private plaintiff, if successful, are permitted to recover substantial monetary penalties, as well as an amount equal to three times actual damages. In some cases, qui tam plaintiffs and the federal government have taken the position that violations of the anti-kickback statute and the Stark Law should also be prosecuted as violations of the federal False Claims Act. Management believes that the Company has procedures in place to ensure the accurate completion of claims forms and requests for payment. However, the laws and regulations defining proper Medicare or Medicaid billing are frequently unclear and have not been subjected to extensive judicial or agency interpretation. Billing errors can occur despite the Company's best efforts to prevent or correct them, and we cannot assure you that the government will regard such errors as inadvertent and not in violation of the False Claims Act or related statutes. The Company is not currently aware of any actions against RYS under the False Claims Act.

               There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing patient privacy concerns. In particular, on December 28, 2000, the Department of Health and Human Services ("DHHS") released final health privacy regulations implementing portions of the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996. These final health privacy regulations have an effective date of April 14, 2001, and a compliance date of April 14, 2003. However, the regulations are subject to a new comment period, which could result in additional changes to the regulations. Subject to limited exceptions, these regulations restrict how healthcare providers use and disclose medical records and other individually identifiable health information, whether communicated electronically, on paper or orally. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used and disclosed.


               In addition, the Administrative Simplification Provisions require DHHS to adopt standards to protect the security of health-related information. DHHS proposed security regulations on August 12, 1998. As proposed, those security regulations would require healthcare providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. Further, as required by the Administrative Simplification Provisions, DHHS has adopted final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations is required by October 16, 2002. These statutes vary by state and could impose additional penalties. Although we cannot predict the total financial or other impact of these regulations on our business, compliance with these regulations could require us to spend substantial sums, including but not limited to purchasing new computer systems, which could negatively impact our financial results. Additionally, if we fail to comply with these regulations, we could suffer civil penalties up to $25,000 per calendar year for each violation and criminal penalties with fines of up to $250,000 per violation. Our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under the Administrative Simplification Provisions. These state laws could impose additional penalties for non-compliance.

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

Employees

               As of December 31, 2000, the Company employed approximately 2,455 full-time and 207 part-time employees, including a corporate headquarters staff of approximately 23 full-time employees. None of the Company's employees are covered by collective bargaining agreements. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES.

               The following table provides information concerning the Company's properties as of December 31, 2000:

                                        DATE OPENED        NATURE OF
         FACILITY (4)                   OR ACQUIRED        OCCUPANCY
------------------------------          -----------        ---------
Bessemer II
    Bessemer, AL..............      September 2000              Owned
Institute of PsychoSocial
Treatment
    Rio Piedras, PR...........      September 2000             Leased
Manatee Palms Youth Services
    Bradenton, FL.............      August 2000                 Owned
Manatee Adolescent Treatment
Center
    Bradenton, FL.............      August 2000                 Owned
Kingsley Center                                            Right to Occupy
    Arcadia, FL(5)............      August 2000
Southern Glades Youth Camp                                 Right to Occupy
    Florida City, FL(5).......      April 2000
Everglades Youth Development
Center                                                     Right to Occupy
    Florida City, FL(5).......      April 2000
Florida Institute for Girls                                Right to Occupy
    West Palm Beach, FL(5)....      March 2000
Okaloosa Youth Academy                                     Right to Occupy
    Crestview, FL(5)..........      October 1999
Bayamon Detention Center                                   Right to Occupy
    Bayamon, PR(5)............      September 1999
Briarwood II
   Las Vegas, NV..............      June 1999                   Owned
Pelion
   Pelion, SC.................      May 1999                    Owned
Bessemer
   Bessemer, AL...............      April 1999                  Owned
Palm Bay Facility
    Palm Bay, FL..............      March 1999                  Owned

Coastal Harbor
   Conway, SC.................      October 1998             Owned
Heartland House West
   Nevada, MO.................      June 1998                Owned
Dothan Facility
   Dothan, Alabama............      April 1998               Owned
Heartland House
   Nevada, MO.................      August 1997              Owned
Riverstone
   Longs, SC..................      July 1997               Leased
Gulf Coast Treatment Center
   Fort Walton Beach, FL(3)...      December 1996            Owned
Higdon Hill
   Birmingham, AL.............      July 1996                Owned
Briarwood I
   Reno, NV...................      July 1995               Leased
Mission Vista Facility
   San Antonio, TX(2).........      November 1991           Leased
Benchmark Regional Facility
   Woods Cross, UT............      August 1986              Owned
Heartland Facility
   Nevada, MO.................      April 1984               Owned
Hill Crest Facility
   Birmingham, AL.............      January 1984             Owned
Brynn Marr Facility
   Jacksonville, NC...........      December 1983            Owned
Havenwyck Facility
   Auburn Hills, MI(1)........      November 1983           Leased

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

               The Company leases office space for its corporate headquarters in Coral Gables, Florida, (through December 31, 2005) and various regional offices. These leases have terms which generally range from three to five years, with renewal options.

ITEM 3.  LEGAL PROCEEDINGS.

               The Company is party to certain claims, suits and complaints, including those matters described below, whether arising from the acts or omissions of its employees, providers or others, which arise in the ordinary course of business. The Company has established reserves at December 31, 2000 for the estimated amounts, which might be recovered from the Company as a result of all outstanding legal proceedings. In the opinion of management, the ultimate resolution of these pending legal proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

               In March 1997, a former executive vice president of the Company commenced arbitration and court proceedings against the Company in which he claimed his employment was wrongfully terminated by the Company and sought damages of approximately $2.3 million. On June 28, 1999, the arbitrator awarded the former executive vice president $0.7 million in damages and interest. Additionally, the Company was responsible for all fees and expenses incurred by the former executive vice president in connection with the claim. The Company had fully reserved for this contingency as of December 31, 1998. The Company settled this case for $1.1 million on May 17, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               Not applicable.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

               The Company's Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ SmallCap Market under the symbol RYOU.
On March 12, 2001, there were 252 holders of record of the Company's Common Stock. No cash dividends have been declared on the Common Stock since the Company was organized. Also, the Company's credit facilities include provisions which prohibit the payment of cash dividends to its common shareholders.

               On January 25, 2000 and June 19, 2000, the Company entered into subordinated note and warrant purchase agreements to two unrelated financial institutions to purchase up to 475,000 shares of the Company's Common Stock at $1.50 per share. These issuances are exercisable on or before January 25, 2010 and June 19, 2010, respectively, and contain anti-dilution provisions.

               The Company changed its fiscal year end from June 30 to December 31, effective December 1998.

               On January 13, 1999, the Company's Board of Directors approved a one-for-three reverse stock split of the Company's Common Stock which became effective March 15, 1999. As a result, all references herein to common stock, per share amounts and stock options and warrants data have been restated to give retroactive recognition to such reverse stock split. Effective October 13, 2000, the Company's Common Stock was delisted from the NASDAQ National Market System and commenced trading on the NASDAQ Smallcap Market.

               The following table sets forth the range of high and low closing sales prices per share of the Company's Common Stock for each of the quarters during the years ended December 31, 2000 and 1999, as reported on the NASDAQ National Market System and NASDAQ SmallCap Market:

                                                     High            Low
                                                  ----------      ----------
Year ended December 31, 2000
   First Quarter............................       $2 1/2          $1 7/16
   Second Quarter...........................        2 5/8           1 1/4
   Third Quarter............................        1 13/16         1 1/8
   Fourth Quarter...........................        1 29/32           3/8

Year ended December 31, 1999
   First Quarter............................       $8 1/4          $5 1/32
   Second Quarter...........................        7 5/8           5 1/4
   Third Quarter............................        5 11/16           7/8
   Fourth Quarter...........................        3               1 1/32

               On March 16, 2001, the closing sales price of the Company's Common Stock was $11/16 per share.

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

                                             YEAR ENDED            SIX MONTHS ENDED                   YEAR ENDED
                                             DECEMBER 31,             DECEMBER 31,                     JUNE 30,
                                         --------------------     -------------------     ----------------------------------
                                           2000         1999        1998        1997        1998         1997         1996
                                         --------     -------     -------     -------     --------     --------     --------
                                                                           (unaudited)
                                                               (in thousands, except per share data)

Statement of Operations Data:
   Total revenues ...................    $108,360     $81,474     $47,892     $77,542     $155,211     $134,919     $116,556

   Salaries, wages and benefits .....      68,353      49,283      28,313      39,604       82,740       67,793       66,259
   Other operating expenses .........      28,310      25,024      17,470      28,712       64,255       46,826       42,420
   Provision for doubtful accounts ..       2,817       1,896       1,549       2,193        6,649        5,688        5,805
   Depreciation and amortization ....       2,369       2,366       1,627       3,281        5,714        5,473        5,490
   Restructuring charges ............          --          --          --          --        2,349           --           --
   Asset impairment charges .........          --          --          --          --       18,316           --        5,485
                                         --------     -------     -------     -------     --------     --------     --------
                                          101,849      78,569      48,959      73,790      180,023      125,780      125,459
                                         --------     -------     -------     -------     --------     --------     --------

   Income (loss) from operations ....       6,511       2,905      (1,067)      3,752      (24,812)       9,139       (8,903)

   Other income .....................         127       1,548       8,059         197          256        2,050        1,118
   Gain on sale of assets ...........          --          --       2,039          --           --           --           --
   Interest and other financing
     charges ........................      (2,833)     (1,268)     (1,655)     (2,791)      (7,230)      (5,962)      (6,892)
   Losses related to asset sales and
     closed businesses ..............        (705)         --        (947)         --      (12,483)          --       (4,473)
                                         --------     -------     -------     -------     --------     --------     --------
                                           (3,411)        280       7,496      (2,594)     (19,457)      (3,912)     (10,247)
                                         --------     -------     -------     -------     --------     --------     --------

   Income (loss) before income taxes
     and extraordinary item .........       3,100       3,185       6,429       1,158      (44,269)       5,227      (19,150)
   Provision (benefit) for income
     taxes ..........................         248          68       1,591          --        9,985        1,815       (2,800)
                                         --------     -------     -------     -------     --------     --------     --------

   Income (loss) before extraordinary
     item ...........................       2,852       3,117       4,838       1,158      (54,254)       3,412      (16,350)

   Extraordinary item:
      Loss from early extinguishment
         of debt, net of income tax
         benefit ....................          --          --      (2,811)     (3,574)      (4,322)          --           --
                                         --------     -------     -------     -------     --------     --------     --------

   Net income (loss) ................    $  2,852     $ 3,117     $ 2,027     $(2,416)    $(58,576)    $  3,412     $(16,350)
                                         ========     =======     =======     =======     ========     ========     ========

    Income (loss) per common share:
       Basic:
          Before extraordinary item .    $    .32     $   .35     $   .93     $   .21     $ (15.36)    $   1.09     $  (6.32)
          Extraordinary item:
             Loss from early
             extinguishment of debt .          --          --        (.63)      (1.00)       (1.20)          --           --
                                         --------     -------     -------     -------     --------     --------     --------
                                         $    .32     $   .35     $   .30     $  (.79)    $ (16.56)    $   1.09     $  (6.32)
                                         ========     =======     =======     =======     ========     ========     ========

       Diluted:
          Before extraordinary item .    $    .32     $   .33     $   .70     $   .18     $ (15.36)    $   1.00     $  (6.32)
          Extraordinary item:
             Loss from early
             extinguishment of debt .          --          --        (.47)       (.86)       (1.20)          --           --
                                         --------     -------     -------     -------     --------     --------     --------
                                         $    .32     $   .33     $   .23     $  (.68)    $ (16.56)    $   1.00     $  (6.32)
                                         ========     =======     =======     =======     ========     ========     ========

   Weighted average number of common
     shares outstanding:
      Basic .........................       8,913       8,890       4,487       3,574         3,595        2,801        2,643
                                         ========     =======     =======     =======     =========     ========     ========
      Diluted .......................       8,954       9,538       5,971       4,139         3,595        3,409        2,643
                                         ========     =======     =======     =======     =========     ========     ========

                                                  DECEMBER 31,                                JUNE 30,
                                    ------------------------------------        -------------------------------------
                                      2000          1999           1998          1998           1997           1996
                                    -------       -------       --------        -------       --------       --------
Balance Sheet Data:
        Working capital .....       $ 8,328       $ 1,162       $ (1,575)       $ 2,401       $ 11,715       $ 12,636
        Total assets ........        69,598        56,626         60,628         91,042        147,135        138,573
        Long-term debt ......        24,708        11,561          7,332         14,398         47,254         44,664
        Stockholders' equity         20,833        17,094         13,914          2,249         60,937         46,973

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                           FORWARD-LOOKING STATEMENTS

               In connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, Ramsay Youth Services, Inc. ("RYS" or the "Company") notes that this report contains forward-looking statements about the Company. The Company is hereby setting forth cautionary statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements or information made by or on behalf of or concerning the Company. Some of the most significant factors include (i) accelerating changes occurring in the at-risk youth industry, including competition from consolidating and integrated provider systems and limitations on reimbursement rates, (ii) federal and state governmental budgetary constraints which could have the effect of limiting the amount of funds available to support governmental programs, (iii) statutory, regulatory and administrative changes or interpretations of existing statutory and regulatory provisions affecting the conduct of the Company's business and affecting current and prior reimbursement for the Company's services, (iv) the Company's inability to successfully implement its new strategic direction of providing treatment and education programs for at-risk and troubled youth, and
(v) uncertainties regarding issues in the Puerto Rico market serviced by the Company. There can be no assurance that any anticipated future results will be achieved. As a result of the factors identified above, and including any other factors, the Company's actual results or financial condition could vary significantly from the performance or expectation set forth in any forward-looking statements or information.

                                  RISK FACTORS

Risk Associated with Collection of Accounts Receivable

               The Company carries accounts receivable at the amount it deems to be collectible. Accordingly, the Company provides allowances for accounts it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that becomes uncollectible could differ from those estimated.

               The Company has experienced delays in the collection of receivables from its contracts in Puerto Rico. As of December 31, 2000, the Company had approximately $3,985,000 in outstanding receivables due from its contracts in Puerto Rico, of which $1,049,000 was over 120 days past due. As of March 16, 2001, the Company had collected approximately $1,818,000 of the December 31, 2000 outstanding receivable balance and had established reserves of $500,000 against the remaining balance. The Company and its advisors are in active discussions with the Government of Puerto Rico with respect to the payment of the outstanding receivables. The Company believes that it has fully performed its obligations under the Puerto Rico contracts and is entitled to receive payment of these receivables in full. If the Company were to record additional reserves, it would adversely affect earnings in the period in which the reserves are recorded.

Risks Associated with Reimbursement Arrangements

               Certain of the Company's facilities are reimbursed for various behavioral healthcare services on a per diem, per-diagnosis basis. Accordingly, the Company may be reimbursed for services at rates less than billed charges. To the extent that the patients covered by such arrangements require more frequent or extensive care than is anticipated, the Company's operating margins may be reduced and, in certain cases, the revenue derived from such arrangements may be insufficient to cover the costs of the services provided. In either event, the Company's business, prospects, financial condition and results of operations may be materially adversely affected. See "Business-Sources of Revenue."

               The Company renders certain services on a fee-for-service basis and typically bills various payors, such as governmental programs (e.g. Medicare and Medicaid) and private insurance plans for services. The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels. Also, there can be no assurance that payments under governmental programs or from other payors will remain at present levels.

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

               The Company also provides services to individuals without insurance and accepts assignments of individuals' third party benefits without requiring collateral. Exposure to losses on receivables due from these individuals is principally dependent on each individual's financial condition. If material losses exceed such allowances, the Company's financial condition and results of operations may be materially adversely affected.

Risks of Financial Leverage

               The Company's total indebtedness accounted for approximately 57% of its total capitalization as of December 31, 2000. While the Company believes it will be able to service its debt, there can be no assurance to that effect. The degree to which the Company is leveraged could affect its ability to service its indebtedness, make capital expenditures, respond to market conditions, take advantage of certain business opportunities or obtain additional financing. Unexpected declines in the Company's future business, or the inability to obtain additional financing on terms acceptable to the Company, if required, could impair the Company's ability to meet its debt service obligations or fund acquisitions and therefore could have material adverse effect on the Company's business and future prospects.

Control by Existing Shareholder

               As of December 31, 2000, Paul Ramsay, our Chairman of the Board, and entities affiliated with Mr. Ramsay, owned approximately 59% of our outstanding common stock. Based on Mr. Ramsay's stock ownership, and the stock ownership of his affiliates, Mr. Ramsay has the ability to control most corporate actions requiring shareholder approval, including the election of directors.

Potential Delisting of Shares from NASDAQ SmallCap Market

               As of October 13, 2000, the Company's common stock was delisted from the NASDAQ National Market System and commenced trading on the NASDAQ SmallCap Market. If the Company's common stock fails to achieve a minimum bid price of $1.00 during any 30 consecutive business day period, the Company could be notified by the NASDAQ SmallCap Market of potential delisting of its shares. If such notification is provided, the Company's common stock must trade at a minimum bid price of $1.00 for a minimum period of 10 consecutive business days during a 90 calendar day period. Otherwise, the Company's common stock could be delisted from the NASDAQ SmallCap Market.The Company's common stock has traded below a bid price of $1.00 since February 15th through the date of this filing.

               If the shares of the Company's common stock were to be suspended or delisted from The NASDAQ Stock Market, the common stock would be subject to rules under the Securities Exchange Act of 1934 which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and to persons other than "accredited investors." (The term "accredited investors" includes individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with their spouses.) For transactions covered by such rules, a broker-dealer must make a special suitability determination of the purchase and must have received the purchaser's written consent to the transaction prior to the sale. Consequently, such rules, if applicable, could negatively affect the ability of broker-dealers to sell shares of the Company's common stock.

               In addition, the Securities and Exchange Commission (the "Commission") has enacted rules that define a "penny stock" to be any equity security that has a price (as therein defined) of less than $5.00 per share, subject to certain exceptions, including securities listed on an exchange and, generally, securities quoted on The NASDAQ Stock Market. As of the date of this Annual Report on Form 10-K, the Company's common stock was exempt from the "penny stock" rules because it was quoted on The NASDAQ SmallCap Market, which is part of The NASDAQ Stock Market. For any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure also is required to be made regarding the risks of investing in penny stocks in both public offerings and in secondary trading and regarding commissions payable to both the broker-dealer and the registered representative, current quotations for the securities, and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. If shares of the Company's common stock are no longer quoted on The NASDAQ Stock Market or are not otherwise exempt from the provisions of the Commission's penny stock rules, such rules may adversely affect the ability of broker-dealers to sell shares of the Company's common stock.

Stockholder Rights Plan

               The Company's Board of Directors adopted a Stockholder Rights Plan, under which the Company distributed a dividend of one common share purchase price right for each outstanding share of the Company's Common Stock (calculated as if all outstanding shares of Series C Preferred Stock were converted into shares of Common Stock). Each right becomes exercisable upon the occurrence of certain events for a number of shares of the Company's Common Stock having a market price totaling $72 (subject to certain anti-dilution adjustments which may occur in the future). The rights currently are not exercisable and will be exercisable only if a new person acquires 20% or more (30% or more in the case of certain persons, including investment companies and investment advisors) of the Company's Common Stock or announces a tender offer resulting in ownership of 20% or more of the Company's Common Stock. The rights, which expire on August 14, 2005, are redeemable in whole or in part at the Company's option at any time before a 20% or greater position has been acquired, for a price of $.03 per right. These rights may have the effect of discouraging a third party from making an acquisition proposal for the Company and may thereby inhibit a change in control. For example, such provisions may deter tender offers for shares of common stock, which may be attractive to shareholders, or deter purchases of large blocks of common stock, thereby limiting the opportunity for shareholders to receive a premium for their shares of common stock or exchangeable shares over the then-prevailing market prices.

                                  * * * * * * *

               The Company cautions that the risk factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrences of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all such factors. Further, management cannot assess the impact of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                                    OVERVIEW

               The Company is a provider and manager of juvenile justice and behavioral healthcare programs and services for at-risk and troubled youth in residential and non-residential settings nationwide. The Company offers its full spectrum of education, treatment and community based programs and services in nine states and the Commonwealth of Puerto Rico.

               On February 19, 1998, the Company announced a change in strategic direction in order to focus on becoming a leader in the youth services industry. The strategic plan is now focused on repositioning the Company for growth in the at-risk youth industry and strengthening the Company's financial position.

               In connection with the change in its strategic direction, during the fiscal year ended June 30, 1998 and the six months ended December 31, 1998, the Company sold its behavioral managed care business and sold or closed its non-strategic inpatient psychiatric hospitals. See "Item 8. Financial Statements and Supplementary Data". The remaining business represents the Company's youth service operations which the Company manages under its juvenile justice and behavioral healthcare operating segments. During the year ended December 31, 2000, the Company refined its segment definitions to better reflect its business operations and management responsibilities. As a result, prior year information has been reclassified to either the behavioral healthcare or juvenile justice business segments. Further information regarding each of these segments, including the required disclosure of certain segment information is included in
Note 9 of the Consolidated Financial Statements.

               The Company receives revenues primarily from the delivery of diversified programs and services to at-risk and troubled youth in residential and non-residential settings. The Company receives revenues based on per diem rates, fixed fee contracts or flat or cost-based rate contracts. In addition, the Company also receives revenues from management consulting contracts with other entities. Revenues under the Company's programs are recognized as services are rendered. Revenues of the Company's programs and services are affected by changes in the rates the Company charges, changes in reimbursement rates by third-party payors, the volume of individuals treated and changes in the mix of payors.

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

               On August 4, 2000, the Company consummated the acquisition of the operating assets of Charter Behavioral Health System of Manatee Palms, L.P. ("Manatee Palms System") and the corresponding real estate from Charter Behavioral Health Systems, LLC and Crescent Real Estate Funding VII, L.P. The results of operations of Manatee Palms are included in Ramsay's financial statements as of the closing date of the acquisition.

                              RESULTS OF OPERATIONS

JUVENILE JUSTICE SEGMENT

               The following table states for the period indicated our juvenile justice operations in dollar and percentage of revenue terms (in thousands):

                                                          YEAR ENDED                                 YEAR ENDED
                                                          DECEMBER 31,                                 JUNE 30,
                                          -----------------------------------------------       --------------------
                                                   2000                      1999                       1998
                                          --------------------       --------------------       ---------------------

Revenues ............................     $29,602       100.0%       $12,090       100.0%       $ 2,523        100.0%

Expenses:
 Salaries, wages and benefits .......      18,610        62.9%         7,544        62.4%         2,066         81.9%
 Other operating expenses ...........       6,742        22.8%         3,219        26.6%         1,416         56.1%
 Provision for doubtful accounts.....         489         1.7%            69         0.6%            60          2.4%
 Depreciation and amortization.......         385         1.3%           379         3.1%           293         11.6%
                                          -------       -----        -------       -----        -------        -----
   Total operating expenses .........      26,226        88.7%        11,211        92.7%         3,835        152.0%
                                          -------       -----        -------       -----        -------        -----
Income (loss) from operations .......     $ 3,376        11.3%       $   879         7.3%       $(1,312)       (52.0%)
                                          =======       =====        =======       =====        =======        =====

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

REVENUES

               The increase in revenues is primarily due to the commencement of operations of four new juvenile justice programs in 2000 (three new contracts in Florida and one new contract in Puerto Rico) and the Company's acquisition of the Manatee Palms System on August 4, 2000, which includes two juvenile justice facilities and one behavioral healthcare facility. In addition, a full year of operations for two new juvenile justice programs which began in 1999 also contributed to the increase in revenues.

SALARIES, WAGES AND BENEFITS

               Juvenile justice salaries, wages and benefits were $18.6 million or 62.9% of juvenile justice revenues for the year ended December 31, 2000, compared to $7.5 million or 62.4% of juvenile justice revenues for the same period in 1999. The increase as a percentage of revenues during 2000 is primarily a result of the start-up cost associated with new programs started by the Company.

OTHER OPERATING EXPENSES

               Juvenile justice other operating expenses were $6.7 million or 22.8% of juvenile justice revenues for the year ended December 31, 2000, compared to $3.2 million or 26.6% of juvenile justice revenues for the same period in 1999. The decrease as a percentage of juvenile justice revenues is primarily a result of the new juvenile justice contracts previously mentioned which were awarded to the Company with the right to occupy a facility owned by the payor source. These contracts usually incur lower other operating expenses when compared to contracts which are operated in facilities owned or leased by the Company.

PROVISION FOR DOUBTFUL ACCOUNTS

               Juvenile justice provision for doubtful accounts was $0.5 million or 1.7% of juvenile justice revenues for the year ended December 31, 2000, compared to $0.1 million or 0.6% of juvenile justice revenues for the same period in 1999. The increase as a percentage of juvenile justice revenues was primarily a result of reserves recorded by the Company relating to delays in receivable collections from the Company's Puerto Rico operations.

DEPRECIATION AND AMORTIZATION

               Juvenile justice depreciation and amortization was $0.4 million or 1.3% of juvenile justice revenues for the year ended December 31, 2000, compared to $0.4 million or 3.1% of juvenile justice revenues for the same period in 1999. As previously mentioned, the growth in the Company's juvenile justice business has been primarily in contracts which have been awarded to the Company with the right to occupy a building owned by the payor source. As a result, depreciation as a percentage of juvenile justice revenues has decreased during the year ended December 31, 2000 when compared to the same period in 1999.

Year Ended December 31, 1999 Compared to Year Ended June 30, 1998

REVENUES

                Juvenile justice revenues increased by 379.2%, or $9.6 million, to $12.1 million in the year ended December 31, 1999, compared to $2.5 million in the year ended June 30, 1998. The increase in juvenile justice revenues was primarily a result of three new contracts which were awarded to the Company and began operation in 1999 (two contracts in Florida and one contract in Puerto
Rico) and the full year impact of juvenile justice programs which began in 1998.

SALARIES, WAGES AND BENEFITS

                Juvenile justice salaries, wages and benefits were $7.6 million or 62.4% of juvenile justice revenues for the year ended December 31, 1999, compared to $2.1 million or 81.9% of juvenile justice revenues for the year ended June 30, 1998. The increase in juvenile justice salaries, wages and benefits was primarily due to the new contracts previously mentioned. The decrease in salaries, wages and benefits as a percentage of revenues is primarily due to the aforementioned new contracts and the start-up cost incurred by the Company during the year ended June 30, 1998 in developing the juvenile justice programs in its Gulf Coast facility.

OTHER OPERATING EXPENSES

               Juvenile justice program other operating expenses were $3.2 million or 26.6% of juvenile justice revenues for the year ended December 31, 1999, compared to $1.4 million or 56.1% of juvenile justice revenues for the year ended June 30, 1998. The increase in juvenile justice other operating expenses was primarily a result of previously mentioned new contracts started by the Company in 1999. The decrease as a percentage of revenues is due to a decrease in start-up cost for the Gulf Coast facility as previously mentioned.

PROVISION FOR DOUBTFUL ACCOUNTS

               Juvenile justice provision for doubtful accounts was $0.1 million or 0.6% of juvenile justice revenues for the year ended December 31, 1999, compared to $0.1 million or 2.4% of juvenile justice revenues for the year ended June 30, 1998. The decrease as a percentage of juvenile justice revenues was primarily a result of the growth during 1999 in guaranteed per diem contracts as compared to the Company's historical operations where the contracts were generally on a fee for service and cost reimbursement basis.

DEPRECIATION AND AMORTIZATION

               Juvenile justice depreciation and amortization was $0.4 million or 3.1% of juvenile justice revenues for the year ended December 31, 1999, compared to $0.3 million or 11.6% of juvenile justice revenues for the year ended June 30, 1998. The decrease as a percentage of juvenile justice revenues was primarily due to new programs started during the year ended December 31, 1999. During the six months ended June 30, 1998, the Company's Gulf Coast Treatment Center represented the only juvenile justice program.

BEHAVIORAL HEALTHCARE SEGMENT

                                                        YEAR ENDED                                YEAR ENDED
                                                        DECEMBER 31,                                JUNE 30,
                                       ----------------------------------------------        -------------------
                                               2000                       1999                       1998
                                       -------------------        -------------------        -------------------
Revenues ............................  $78,758       100.0%       $69,335       100.0%       $58,232       100.0%

Expenses:
 Salaries, wages and benefits .......   46,915        59.5%        39,203        56.5%        30,462        52.3%
 Other operating expenses ...........   21,317        27.1%        19,195        27.7%        16,843        28.9%
 Provision for doubtful accounts.....    2,328         3.0%         1,827         2.6%         1,897         3.3%
 Depreciation and amortization ......    1,499         1.9%         1,481         2.1%         1,587         2.7%
                                       -------       -----        -------       -----        -------       -----
   Total operating expenses .........   72,059        91.5%        61,706        88.9%        50,789        87.2%
                                       -------       -----        -------       -----        -------       -----
Income (loss) from operations .......  $ 6,699         8.5%       $ 7,629        11.1%       $ 7,443        12.8%
                                       =======       =====        =======       =====        =======       =====

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

REVENUES

               Behavioral healthcare revenues increased by 13.6%, or $9.4 million, to $78.8 million in 2000 compared to $69.3 million in 1999. Revenues increased primarily as a result of the acquisition of the Company's Manatee Palms System previously mentioned which includes one behavioral healthcare facility and an increase in the Company's resident days of 9.2% between periods (from 204,749 days during the year ended December 31, 1999 to 223,553 days during the year ended December 31, 2000).

SALARIES, WAGES AND BENEFITS

               Behavioral healthcare salaries, wages and benefits were $46.9 million or 59.5% of behavioral healthcare revenues for the year ended December 31, 2000, compared to $39.2 million or 56.5% of behavioral healthcare revenues for the same period in 1999. The increase as a percentage of behavioral healthcare revenues was primarily a result of training and related employee expenses associated with the expansion of programs and services at the Company's facilities in Dothan, Alabama and Jacksonville, North Carolina. In addition, as a result of labor market conditions, the Company increased the starting salaries of direct care staff at various facilities.

OTHER OPERATING EXPENSES

               Behavioral healthcare other operating expenses were $21.3 million or 27.1% of behavioral healthcare revenues for the year ended December 31, 2000, compared to $19.2 million or 27.7% of behavioral healthcare revenues for the same period in 1999. The increase in behavioral healthcare other operating expenses is a direct result of new business during 2000, primarily the Manatee Palms System acquisition. The Company did not experience a significant change in other operating expenses as a percentage of behavioral healthcare revenues.

PROVISION FOR DOUBTFUL ACCOUNTS

               Behavioral healthcare provision for doubtful accounts was $2.3 million or 3.0% of behavioral healthcare revenues for the year ended December 31, 2000, compared to $1.8 million or 2.6% of behavioral healthcare revenues for the same period in 1999. The increase as a percentage of behavioral healthcare revenues was primarily a result of reserves recorded by the Company related to financial difficulties experienced by one of the Company's former referral sources to its Nevada, Missouri facility.

DEPRECIATION AND AMORTIZATION

               Behavioral healthcare depreciation and amortization was $1.5 million or 1.9% of behavioral healthcare revenues for the year ended December 31, 2000, compared to $1.5 million or 2.2% of behavioral healthcare revenues for the same period in 1999. The decrease as a percentage of behavioral healthcare revenues was primarily a result of the Company's sale of five charter school management contracts on June 7, 2000. This sale resulted in a write-off of goodwill and other intangible assets of $0.8 million.

Year Ended December 31, 1999 Compared to Year Ended June 30, 1998

REVENUES

               Behavioral healthcare revenues increased from $58.2 million in the year ended June 30, 1998 to $69.3 million in the year ended December 31, 1999. The increase of $11.1 million or 19.1% is primarily the result of an increase in total resident days of 21% between periods (from 165,243 days during the year ended June 30, 1998 to 200,037 days during the year ended December 31,
1999).

SALARIES, WAGES AND BENEFITS

               Behavioral healthcare salaries, wages and benefits were $39.2 million or 56.5% of behavioral healthcare revenues for the year ended December 31, 1999, compared to $30.5 million or 52.3% of behavioral healthcare revenues for the year ended June 30, 1998. The increase in behavioral healthcare salaries, wages and benefits as a percentage of revenues was primarily a result of training and start-up cost relating to new behavioral healthcare programs and services.

OTHER OPERATING EXPENSES

               Behavioral healthcare other operating expenses were $19.2 million or 27.7% of behavioral healthcare revenues for the year ended December 31, 1999, compared to $16.8 million or 28.9% of behavioral healthcare revenues for the year ended June 30, 1998. The decrease as a percentage of revenues in behavioral healthcare other operating expenses was primarily a result of operating efficiencies gained by the Company for the contracting of certain services.

PROVISION FOR DOUBTFUL ACCOUNTS

               Behavioral healthcare provision for doubtful accounts was $1.8 million or 2.6% of behavioral healthcare revenues for the year ended December 31, 1999, compared to $1.9 million or 3.3% of behavioral healthcare revenues for the year ended June 30, 1998. The decrease as a percentage of behavioral healthcare revenues was primarily a result of the growth during 1999 in guaranteed per diem contracts as compared to the Company's historical operations where the contracts were generally on a fee for service and cost reimbursement basis.

DEPRECIATION AND AMORTIZATION

               Behavioral healthcare depreciation and amortization was $1.5 million or 2.1% of behavioral healthcare revenues for the year ended December 31, 1999, compared to $1.6 million or 2.7% of behavioral healthcare revenues for the year ended June 30, 1998. The decrease as a percentage of behavioral healthcare revenues was primarily a result of a decrease of $0.4 million in depreciation and amortization due to the sale and lease back of the land, building and fixed equipment of the Company's Havenwyck facility in Auburn Hills, Michigan on September 28, 1998.

CORPORATE AND OTHER

                                                                 YEAR ENDED                                YEAR ENDED
                                                                 DECEMBER 31,                                JUNE 30,
                                           ---------------------------------------------------     -----------------------
                                                      2000                        1999                        1998
                                           -----------------------      ----------------------     -----------------------
Revenues:
  Juvenile justice ...................     $ 29,602                     $12,090                    $  2,523
  Behavioral healthcare ..............       78,758                      69,335                      58,232
  Divested assets ....................           --                          --                      94,456
                                           --------                     -------                    --------
Total revenues .......................     $108,360       100.0%        $81,474       100.0%       $155,211       100.0%

Expenses:
  Salaries, wages and benefits .............  2,828         2.6%          2,536         3.1%          7,279         4.7%

  Other operating expenses .................    251         0.2%          2,610         3.2%          6,870         4.4%
  Provision for doubtful accounts ..........     --         0.0%             --         0.0%             63         0.1%
  Depreciation and amortization ............    485         0.4%            506         0.6%          1,663         1.1%
  Restructuring charges ....................     --         0.0%             --         0.0%          2,349         1.5%
  Asset impairment charges .................     --         0.0%             --         0.0%         18,316        11.8%
  Investment income and other ..............    127         0.1%          1,548         1.9%            256         0.2%
  Interest and other financing
    charges ................................  2,833         2.6%          1,268         1.6%          7,230         4.7%
  Losses related to asset sales and
    closed businesses ......................    705         0.7%             --         0.0%         12,483         8.0%
  Provision for income taxes ...............    248         .02%             68         0.1%          9,985         6.4%
  Divested assets expenses .................     --         0.0%             --         0.0%         88,859        57.3%

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

SALARIES, WAGES AND BENEFITS

               Corporate office salaries, wages and benefits were $2.8 million or 2.6% of total consolidated revenues for the year ended December 31, 2000, compared to $2.5 million or 3.1% of total consolidated revenues for the same period in 1999. The decrease as a percentage of total consolidated revenues is primarily due to the increase in total consolidated revenues of $26.9 million during the year.

OTHER OPERATING EXPENSES

               Corporate office other operating expenses were $0.3 million or 0.2% of total consolidated revenues for the year ended December 31, 2000, compared to $2.6 million or 3.2% of total consolidated revenues for the same period in 1999. The decrease of $2.3 million in corporate office other operating expenses is primarily attributable to the reversal of a $2.5 million litigation reserve during 2000. The reserve was reversed because Management of the Company concluded during 2000 that the payment of this liability was remote.

DEPRECIATION AND AMORTIZATION

               Corporate office depreciation and amortization was $0.5 million or 0.4% of total consolidated revenues for the year ended December 31, 2000, compared to $0.5 million or 0.6% of total consolidated revenues for the same period in 1999. The decrease in corporate office depreciation and amortization as a percentage of total consolidated revenues is primarily a result of the increase in total revenues of $26.9 million between periods.

INVESTMENT INCOME AND OTHER

               Investment income and other was $.1 million or 0.1% of total consolidated revenues for the year ended December 31, 2000, compared to $1.5 million or 1.9% of total consolidated revenues for the year ended December 31, 1999. The decrease in 2000 is primarily a result of two non-recurring settlements recorded in 1999 in favor of the Company.

INTEREST AND OTHER FINANCING CHARGES

               Interest and other financing charges was $2.8 million or 2.6% of total consolidated revenues for the year ended December 31, 2000, compared to $1.3 million or 1.6% of total consolidated revenues for the same period in 1999. The increase in interest and other financing charges is primarily due to an increase in the Company's average outstanding borrowings between periods as a result of the subordinated note and warrant purchase agreements entered into by the Company during 2000.

LOSSES RELATED TO ASSET SALES AND CLOSED BUSINESSES

               Losses related to asset sales and closed businesses was $0.7 million or 0.7% of total consolidated revenues for the year ended December 31, 2000. On June 7, 2000, the Company sold five of its contracts to manage charter schools and personal property with an aggregate book value of $0.8 million for $0.4 million. Additionally, in December 2000, the Company wrote-off the unpaid balance of the purchase price and other related assets totaling $0.3 million, increasing the total loss to $0.7 million.

PROVISION FOR INCOME TAXES

               Provision for income taxes was $0.2 million or 0.2% of total consolidated revenues for the year ended December 31 2000, compared to $0.1 million or 0.1% of total consolidated revenues for the same period in 1999. The provision for income taxes was recorded at an effective tax rate significantly less than the statutory tax rate due to significant net operating loss carryovers.

Year Ended December 31, 1999 Compared to Year Ended June 30, 1998

SALARIES, WAGES AND BENEFITS

               Corporate office salaries, wages and benefits were $2.5 million or 3.1% of total consolidated revenues for the year ended December 31 1999, compared to $7.3 million or 4.7% of total consolidated revenues for the year ended June 30, 1998. The decrease of $4.8 million in corporate office salaries, wages and benefits is primarily a result of the Company's restructuring of its corporate offices in 1998.

OTHER OPERATING EXPENSES

               Corporate office other operating expenses were $2.6 million or 3.2% of total consolidated revenues for the year ended December 31, 1999, compared to $6.9 million or 4.4% of total consolidated revenues for the year ended June 30, 1998. The decrease in corporate office other operating expenses of $4.3 million is primarily a result of a decrease in corporate office overhead due to the Company's restructuring in 1998.

DEPRECIATION AND AMORTIZATION

               Corporate office depreciation and amortization was $0.5 million or 0.6% of total consolidated revenues for the year ended December 31, 1999, compared to $1.7 million or 1.1% of total consolidated revenues for the year ended June 30, 1998. The decrease in corporate office depreciation and amortization of $1.2 million between periods is primarily attributable to the sale on June 2, 1998 of the Company's wholly owned managed behavioral healthcare business. As a result of this sale, the Company disposed of approximately $21.0 million of cost in excess of net asset value of purchased businesses.

RESTRUCTURING CHARGES

               In connection with the Company's change in strategic direction, and in accordance with the accounting guidance in Emerging Issues Task Force ("EITF") No. 94-3, during the year ended June 30, 1998, the Company (i) initiated a restructuring of personnel at its corporate headquarters, including the identification and communication of severance arrangements with individual personnel, (ii) wrote-off certain assets located within its corporate headquarters which were considered to have no future economic benefit and (iii) initiated the termination of certain contractual commitments which required future payments. These amounts, which in the aggregate totaled $2.3 million, are reflected as restructuring charges in the year ended June 30, 1998.

ASSET IMPAIRMENT CHARGES

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

INVESTMENT INCOME AND OTHER

               Investment income and other was $1.5 million or 1.9% of total consolidated revenues for the year ended December 31, 1999, compared to $0.3 million or 0.2% of total consolidated revenues for the year ended June 30, 1998. The decrease is primarily a result of two non-recurring settlements in favor of the Company during the year ended June 30, 1998.

INTEREST AND OTHER FINANCING CHARGES

               Interest and other financing charges was $1.3 million or 1.6% of total consolidated revenues for the year ended December 31, 1999, compared to $7.2 million or 4.7% of total consolidated revenues for the year ended June 30, 1998. The decrease is primarily due to a decrease in the Company's average outstanding borrowings between periods as a result of the partial prepayment of indebtedness with proceeds from the aforementioned asset sales. In addition, during the year ended June 30, 1998, the Company incurred an expense of $1.3 million for a non-refundable fee charged by a financial institution in connection with an amendment to the Company's previous credit facility.

LOSSES RELATED TO ASSET SALES AND CLOSED BUSINESSES

               Losses related to asset sales and closed businesses was $12.5 million or 8.0% of total consolidated revenues for the year ended June 30, 1998. These losses are related to the sale of the Company's managed care operations and its Three Rivers and Greenbrier facilities.

PROVISION FOR INCOME TAXES

               Provision for income taxes was $0.1 million or 0.1% of total consolidated revenues for the year ended December 31 1999, compared to $10.0 million or 6.4% of total consolidated revenues for the year ended June 30, 1998. For the year ended December 31, 1999, the provision for income taxes was recorded at an effective tax rate significantly less than the statutory tax rate due to significant net operating loss carryovers. The Company recorded a provision for income taxes in the year ended June 30, 1998 of $10.0 million, which primarily represents a full valuation allowance on its previously recorded deferred tax assets. The realizability of these assets had been based on the implementation of tax planning strategies that contemplated the sales of certain appreciated property. In connection with the Company's change in strategic direction, the Company determined that its tax planning strategies would not be realized and a full valuation allowance was considered necessary.

DIVESTED ASSET REVENUES AND EXPENSES

               As previously mentioned, during the fiscal year ended June 30, 1998 and the six months ended December 31, 1998, the Company sold its behavioral managed care business and sold or closed its non-strategic inpatient psychiatric hospitals.

Impact Of Inflation

               The at-risk youth industry is labor intensive, and wages and related expenses increase in inflationary periods. Additionally, suppliers generally seek to pass along rising costs to the Company in the form of higher prices. The Company monitors the operations of its facilities to mitigate the effect of inflation and increases in the costs of healthcare. To the extent possible, the Company seeks to offset increased costs through increased rates, new programs and operating efficiencies. However, reimbursement arrangements may hinder the Company's ability to realize the full effect of rate increases. To date, inflation has not had a significant impact on operations.

Future Accounting Requirements

               In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for the accounting and reporting of derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. SFAS 133 was amended by SFAS 137 in June 1999 and SFAS 138 in June 2000. This statement is now effective for years beginning after June 15, 2000. The Company will adopt these statements in the first quarter of fiscal year 2001. The Company has determined that it does not have derivatives, and therefore, there is no financial statement impact related to this future accounting requirement.

                         LIQUIDITY AND CAPITAL RESOURCES

               The Company's primary liquidity needs are for working capital, capital expenditures, and debt service. The Company's primary sources of liquidity are cash flows from operations and borrowings under the revolving credit line.

               At December 31, 2000 and December 31, 1999, the Company had $8.3 million and $1.2 million, respectively, in working capital and $1.5 million and $0.6 million, respectively, in cash and cash equivalents. Working capital as of December 31, 2000 was comprised primarily of $1.5 million in cash and cash equivalents, $22.4 million in accounts receivable and $4.1 million in other current assets, net of $19.7 million in current liabilities. The increase in working capital between periods is primarily a result of an increase in accounts receivable between periods from new programs and services started during the year and the previously mentioned acquisition of the Manatee Palms System.

               Cash used in operating activities for the years ended December 31, 2000 and 1999 was $3.3 million and $1.8 million, respectively on net income of $2.9 million and $3.1 million, respectively. The decrease in cash from operating activities in 2000 is primarily due to the previously mentioned increase in accounts receivable.

               Cash used by investing activities was $9.8 million for the year ended December 31, 2000 as compared to cash used by investing activities of $3.1 million in the year ended December 31, 1999. During the year ended December 31, 2000, the Company acquired the Manatee Palms System for $8.2 million and paid $2.5 million in property, plant and equipment additions.

               Cash provided by financing activities was $14.1 million for the year ended December 31, 2000 as compared to cash provided by financing activities of $4.1 million for the year ended December 31, 1999. In addition to the previously mentioned acquisition, which was financed by an amendment to the

Company's senior credit facility during the year ended December 31, 2000, the Company also entered into subordinated note and warrant purchase agreements with two unrelated financial institutions for an aggregate principal amount of $5 million each.

               The Company's senior credit facility (the "Senior Credit Facility") was amended on August 4, 2000 to provide for the acquisition of Manatee Palms System. The amended Senior Credit Facility consists of (i) a term loan (the "Term Loan") payable in monthly installments ranging from $83,000 to $302,000 with a final installment of $2,100,000 due on October 30, 2003, (ii) a revolving credit facility (the "Revolver") for an amount up to the lesser of $12,000,000 or the borrowing base of the Company's receivables (as defined in the agreement) and (iii) an acquisition loan commitment of up to $6,000,000 (the "Acquisition Loan").

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

               Interest on the Term Loan and the Revolver varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.5% to 2.0% (11.0% at December 31, 2000), based on the Company's ratio of total indebtedness to EBITDA, or (ii) a function of the Eurodollar rate plus a margin ranging from 2.0% to 3.5% (9.78% at December 31, 2000), based on the Company's ratio of total indebtedness to EBITDA.

               Interest on the Acquisition Loan varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.75% to 2.25% (11.25% at December 31, 2000), based on the Company's ratio of total indebtedness to EBITDA, or (ii) a function of the Eurodollar rate plus a margin ranging from 2.25% to 3.75% (10.03% at December 31, 2000), based on the Company's ratio of total indebtedness to EBITDA.

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

               The Company failed to maintain the required total debt to EBITDA ratio and the fixed charge coverage ratio as of December 31, 2000. The Company's lender agreed to waive the requirements as of December 31, 2000 and to amend the definitions of EBITDA and capital expenditures in the future.

               The Company and its subsidiaries have pledged substantially all of their real property, receivables and other assets as collateral for the Senior Credit Facility.

               On January 25, 2000 and June 19, 2000, the Company entered into subordinated note and warrant purchase agreements with two unrelated financial institutions for an aggregate principal amount of $5 million each (the "Subordinated Notes"). The Subordinated Notes permit each of the financial institutions to exercise, under certain conditions, up to 475,000 warrants which are convertible into the Company's common stock. The aggregate value of the warrants was $0.8 million. Borrowings under the

Subordinated Notes bear interest at a rate of 12.5% per annum. The interest is payable quarterly, and the principal balance and any unpaid interest is due January 24, 2007.

               In connection with the Subordinated Notes, the Company incurred loan costs of approximately $0.6 million. The loan costs are deferred and amortized ratably over the life of the loans. The amortization is included in interest and other financing charges in the accompanying consolidated statement of operations and the unamortized balance is included as unamortized loan costs in the accompanying consolidated balance sheet.

               The Company has experienced delays in the collection of receivables from its contracts in Puerto Rico. As of December 31, 2000, the Company had approximately $4.0 million in outstanding receivables due from its contracts in Puerto Rico, of which $1.0 million was over 120 days past due. As of March 16, 2001, the Company had collected approximately $1.8 million of the December 31, 2000 outstanding receivable balance and had established reserves of $0.5 million against the remaining balance. The Company and its advisors are in active discussions with the Government of Puerto Rico with respect to the payment of the outstanding receivables. The Company believes that it has fully performed its obligations under the Puerto Rico contracts and is entitled to receive payment of these receivables in full. Although the Company has been advised by its legal counsel that the net receivables due on the Puerto Rico contracts are collectible, there can be no assurances that future transactions or events will not result in the need for additional reserves for these accounts receivable. If the Company were to record additional reserves, it would adversely affect earnings in the period in which the reserves are recorded.

               Management of the Company believes that it can meet its current cash requirements and future identifiable needs with internally generated funds from operations and availability in its Senior Credit Facility. If the Company is unable to collect the Puerto Rico receivables, the Company may need to obtain liquidity through other sources of debt or equity. Although the Company believes that it has the ability to raise such additional liquidity, there can be no assurances that the Company will be able to raise debt or equity capital through other sources, or if obtained, that it will be on terms acceptable to the Company. The incurring or assumption by the Company of additional indebtedness could result in the issuance of additional equity and/or debt which could have a dilutive effect on current shareholders and a significant effect on the Company's operations.

               In addition, if the Company's stock fails to achieve a minimum bid price of $1.00 for a period of 30 consecutive days, the Company could be notified by the Nasdaq Smallcap Market of potential delisting of its shares. The Company's common stock has traded below a bid price of $1.00 since February
15th through the date of this filing.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                The Board of Directors of the Company, with the approval of the Company's Audit Committee, appointed Deloitte & Touche LLP as the Company's independent accountants. Effective

May 21, 1999, Deloitte & Touche replaced Ernst & Young LLP, which previously served as the Company's auditor.

               Ernst & Young's reports on the Company's financial statements for the Company's two most recent fiscal years ending June 30, 1998 and the transition period from July 1, 1998 to December 31, 1998 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

               During the Company's fiscal years ending June 30, 1998, the transition period consisting of the six months ended December 31, 1998 and through May 21, 1999, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

               During the Company's fiscal years ending June 30, 1998, the transition period consisting of the six months ended December 31, 1998 and through May 21, 1999, there have been no reportable events with Ernst & Young required to be disclosed by Item 304(a)(1)(v) of Regulation S-K.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

               The information required by this Item with respect to the Company's executive officers and directors will be contained in the Company's definitive Proxy Statement ("Proxy Statement") for its 2001 Annual Meeting of Stockholders to be held on May 31, 2001 and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2000.

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

               (a)    DOCUMENTS FILED AS PART OF THE REPORT:

                      1.  FINANCIAL STATEMENTS

                      Information with respect to this Item is contained on Pages F-1 to F-33 of this Annual Report on Form 10-K.

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

               (c)    EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K:

                      Exhibits required to be filed by the Company pursuant to
                      Item 601 of Regulation S-K are contained in Exhibits listed in response to Item 14(a)3, and are incorporated herein by reference. The agreements, management contracts and compensatory plans and arrangements required to be filed as an Exhibit to this Form 10-K are listed in Exhibits 10.64, 10.66, 10.76, 10.77, 10.104, 10.110,
                      10.136, 10.137, 10.143, 10.146, and 10.148.

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

                                   RAMSAY YOUTH SERVICES, INC.


Dated:         3/29/01             By   \s\ Luis E. Lamela
      ----------------               -----------------------------------------
                                     Luis E. Lamela
                                     President and Chief Executive Officer



Dated:         3/29/01             By   \s\ Marcio C. Cabrera
      ----------------               -----------------------------------------
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

                                   Signature/Title


Dated:         3/28/01             By   \s\ Paul J. Ramsay
      ----------------               -----------------------------------------
                                     Paul J. Ramsay
                                     Chairman of the Board of Directors



Dated:         3/29/01             By   \s\ Luis E. Lamela
      ----------------               -----------------------------------------
                                     Luis E. Lamela
                                     Chief Executive Officer, Executive Vice
                                     Chairman of the Board and Director

                                 Signature/Title




Dated:         3/27/01             By   \s\ Aaron Beam, Jr.
      ----------------             ----------------------------------
                                      Aaron Beam, Jr.
                                      Director




Dated:         3/28/01             By  \s\ Peter J. Evans
      ----------------             ----------------------------------
                                      Peter J. Evans
                                      Director



Dated:         3/27/01             By  \s\ Thomas M. Haythe
      ----------------             ----------------------------------
                                      Thomas M. Haythe
                                      Director



Dated:                             By
      ----------------             ----------------------------------
                                      Steven J. Shulman
                                      Director



Dated:         3/28/01             By \s\ Michael S. Siddle
      ----------------             ----------------------------------
                                      Michael S. Siddle
                                      Director

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

        The following consolidated financial statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 14(a)(1):

                                                                                                         PAGE
                                                                                                        NUMBER
                                                                                                        ------
Report of Independent Auditors................................................................            F-2
Report of Independent Certified Public Accountants............................................            F-3
Consolidated Balance Sheets - December 31, 2000 and 1999......................................            F-4
Consolidated Statements of Operations - For the Years Ended December 31, 2000 and December
      31, 1999, for the Six Months Ended December 31, 1998 and 1997 (unaudited) and for the
      Year Ended June 30, 1998................................................................            F-6
Consolidated Statements of Redeemable Preferred Stock and Stockholders' Equity - For the
      Years Ended December 31, 2000 and December 31, 1999, for the Six Months Ended December
      31, 1998 and for the Year Ended June 30, 1998...........................................            F-7
Consolidated Statements of Cash Flows - For the Years Ended December 31, 2000 and December
      31, 1999, for the Six Months Ended December 31, 1998 and 1997 (unaudited) and for the
      Year Ended June 30, 1998................................................................            F-8
Notes to Consolidated Financial Statements....................................................            F-9

            All schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Ramsay Youth Services, Inc. and Subsidiaries

            We have audited the consolidated balance sheets of Ramsay Youth Services, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2000 and 1999, and the consolidated results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

            The consolidated financial statements give retroactive effect to the acquisition by Ramsay Youth Services, Inc. of Ramsay Hospital Corporation of Louisiana, Inc. on June 30, 1999, which has been accounted for in a manner similar to a pooling of interests as described in Note 6 to the accompanying consolidated financial statements. Other auditors previously audited and reported on the balance sheets of Ramsay Youth Services, Inc. as of December 31, 1998 and June 30, 1998 and the related statements of operations, redeemable preferred stock and stockholders' equity, and cash flows for the six months ended December 31, 1998 and the year ended June 30, 1998 , prior to their restatement to give effect to the 1999 acquisition. The pre-acquisition consolidated financial statements of Ramsay Youth Services, Inc. reflected $56,138,000 and $85,091,000 of total assets at December 31, 1998 and June 30, 1998, respectively, and $47,892,000 and $155,197,000, respectively of total revenues for the six months ended December 31, 1998 and the year ended June 30, 1998, of the respective restated totals. We audited the combination of the accompanying consolidated balance sheets of Ramsay Youth Services, Inc. and subsidiaries as of December 31, 1998 and June 30, 1998, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity, and cash flows for the six month period ended December 31, 1998 and the year ended June 30, 1998, after restatement to give effect to the 1999 acquisition. In our opinion, such consolidated financial statements have been properly combined on the basis described in Note 6 to the consolidated financial statements.


DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
March 16, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Ramsay Youth Services, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, redeemable preferred stock and stockholders' equity, and cash flows of Ramsay Youth Services, Inc. and subsidiaries (the "Company") for the six month period ended December 31, 1998 and for the year ended June 30, 1998, prior to the transaction with Ramsay Hospital Corporation of Louisiana, Inc. described in
Note 6 (which statements are not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Ramsay Youth Services, Inc. and subsidiaries for the six month period ended December 31, 1998 and for the year ended June 30, 1998, prior to the transaction with Ramsay Hospital Corporation of Louisiana, Inc. described in Note 6 (which statements are not presented separately herein) in conformity with generally accepted accounting principles in the United States.

                                                               ERNST & YOUNG LLP



Miami, Florida
March 15, 1999

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                        DECEMBER 31,
                                                                                            --------------------------------------
                                                                                               2000                        1999
                                                                                            -----------                -----------
ASSETS

Current assets
    Cash and cash equivalents................................................                $1,539,000                   $622,000
    Accounts receivable, net.................................................                22,368,000                 15,189,000
    Amounts due from third-party contractual agencies........................                 1,164,000                  2,549,000
    Other receivables........................................................                   602,000                  2,409,000
    Other current assets.....................................................                 2,323,000                  1,430,000
                                                                                            -----------                -----------
        Total current assets.................................................                27,996,000                 22,199,000


Other assets
   Cash held in trust........................................................                 1,041,000                  1,893,000
   Cost in excess of net asset value of purchased businesses,
       net...................................................................                 2,548,000                  1,426,000
   Other intangible assets, net..............................................                       ---                    453,000
   Unamortized loan costs, net...............................................                 1,415,000                    987,000
   Net assets held for sale..................................................                 2,129,000                  2,090,000
                                                                                            -----------                -----------
        Total other assets...................................................                 7,133,000                  6,849,000


Property and equipment
  Land.......................................................................                 4,666,000                  3,448,000
  Buildings and improvements.................................................                36,351,000                 30,126,000
  Equipment, furniture and fixtures..........................................                11,698,000                 13,225,000
                                                                                            -----------                -----------
                                                                                             52,715,000                 46,799,000

  Less accumulated depreciation..............................................                18,246,000                 19,221,000
                                                                                            -----------                -----------
                                                                                             34,469,000                 27,578,000
                                                                                            -----------                -----------
                                                                                            $69,598,000                $56,626,000
                                                                                            ===========                ===========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                   DECEMBER 31,
                                                                                       -----------------------------------
                                                                                           2000                  1999
                                                                                       -------------         -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable ...........................................................        $   7,606,000         $   7,274,000
   Accrued salaries and wages .................................................            4,284,000             2,975,000
   Other accrued liabilities ..................................................            1,343,000             3,601,000
   Amounts due to third-party contractual agencies ............................            3,632,000             5,193,000
   Due to affiliate ...........................................................                 --                 600,000
   Current portion of long-term debt ..........................................            2,803,000             1,394,000
                                                                                       -------------         -------------
         Total current liabilities ............................................           19,668,000            21,037,000

Noncurrent liabilities
   Other accrued liabilities ..................................................            4,389,000             6,934,000
   Long-term debt, less current portion .......................................           24,708,000            11,561,000
                                                                                       -------------         -------------
         Total liabilities ....................................................           48,765,000            39,532,000
                                                                                       -------------         -------------

Commitments and contingencies

Stockholders' equity
   Common stock $.01 par value - authorized 30,000,000 shares; issued 9,121,180
      shares at December 31, 2000, and 9,086,191 shares at December 31, 1999 ..               91,000                90,000
    Additional paid-in capital ................................................          127,024,000           126,138,000
    Accumulated deficit .......................................................         (102,383,000)         (105,235,000)
   Treasury stock - 193,850 common shares at December 31, 2000 and December 31,
      1999 ....................................................................           (3,899,000)           (3,899,000)
                                                                                       -------------         -------------
            Total stockholders' equity ........................................           20,833,000            17,094,000
                                                                                       -------------         -------------

                                                                                       $  69,598,000         $  56,626,000
                                                                                       =============         =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED                   SIX MONTHS ENDED             YEAR ENDED
                                                              DECEMBER 31,                    DECEMBER 31,               JUNE 30,
                                                       ----------------------------   -----------------------------   -------------
                                                          2000           1999             1998            1997             1998
                                                       ------------   -------------   -------------   -------------   -------------
                                                                                                       (unaudited)
Revenues:
   Provider-based revenue ...........................  $108,360,000   $  81,474,000   $  47,892,000   $  64,334,000   $ 130,898,000
   Managed care revenue .............................          --              --              --        13,208,000      24,313,000
                                                       ------------   -------------   -------------   -------------   -------------
TOTAL REVENUES ......................................   108,360,000      81,474,000      47,892,000      77,542,000     155,211,000
                                                       ------------   -------------   -------------   -------------   -------------

Operating Expenses:
   Salaries, wages and benefits .....................    68,353,000      49,283,000      28,313,000      39,604,000      82,740,000
   Other operating expenses .........................    28,310,000      25,024,000      17,470,000      23,316,000      53,489,000
   Managed care patient costs .......................          --              --              --         5,396,000      10,766,000
   Provision for doubtful accounts ..................     2,817,000       1,896,000       1,549,000       2,193,000       6,649,000
   Depreciation and amortization ....................     2,369,000       2,366,000       1,627,000       3,281,000       5,714,000
   Restructuring charges ............................          --              --              --              --         2,349,000
   Asset impairment charges .........................          --              --              --              --        18,316,000
                                                       ------------   -------------   -------------   -------------   -------------
TOTAL OPERATING EXPENSES ............................   101,849,000      78,569,000      48,959,000      73,790,000     180,023,000
                                                       ------------   -------------   -------------   -------------   -------------

INCOME (LOSS) FROM OPERATIONS .......................     6,511,000       2,905,000      (1,067,000)      3,752,000     (24,812,000)

Non-operating (expenses) income:
   Investment income and other ......................       127,000       1,548,000       8,059,000         197,000         256,000
   Gain on sale of assets ...........................          --              --         2,039,000            --              --
   Interest and other financing charges .............    (2,833,000)     (1,268,000)     (1,655,000)     (2,791,000)     (7,230,000)
   Losses related to asset sales and closed
      businesses.....................................      (705,000)           --          (947,000)           --       (12,483,000)
                                                       ------------   -------------   -------------   -------------   -------------
      Total non-operating (expenses) income, net ....    (3,411,000)        280,000       7,496,000      (2,594,000)    (19,457,000)

INCOME (LOSS) BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM ...............................     3,100,000       3,185,000       6,429,000       1,158,000     (44,269,000)

Provision for income taxes ..........................       248,000          68,000       1,591,000            --         9,985,000
                                                       ------------   -------------   -------------   -------------   -------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM .............     2,852,000       3,117,000       4,838,000       1,158,000     (54,254,000)
Extraordinary item:
   Loss from early extinguishment of debt ...........          --              --        (2,811,000)     (3,574,000)     (4,322,000)
                                                       ------------   -------------   -------------   -------------   -------------
NET INCOME (LOSS) ................................... $   2,852,000   $   3,117,000   $   2,027,000   $  (2,416,000)  $ (58,576,000)
                                                      =============   =============   =============   =============   =============

Income (loss) attributable to common stockholders
   before extraordinary item ........................ $   2,852,000   $   3,117,000   $   4,182,000   $     754,000   $ (55,219,000)

Extraordinary item ..................................          --              --        (2,811,000)     (3,574,000)     (4,322,000)
                                                       ------------   -------------   -------------   -------------   -------------
Income (loss) attributable to common stockholders ... $   2,852,000   $   3,117,000   $   1,371,000   $  (2,820,000)  $ (59,541,000)
                                                      =============   =============   =============   =============   =============

Income (loss) per common share:
   Basic:
      Before extraordinary item ..................... $         .32   $         .35   $         .93   $         .21   $      (15.36)
      Extraordinary item:
         Loss from early extinguishment of debt .....          --              --              (.63)          (1.00)          (1.20)
                                                       ------------   -------------   -------------   -------------   -------------
                                                      $         .32   $         .35   $         .30   $        (.79)  $      (16.56)
                                                      =============   =============   =============   =============   =============

   Diluted:
      Before extraordinary item ..................... $         .32   $         .33   $         .70   $         .18   $      (15.36)
      Extraordinary item:
         Loss from early extinguishment of debt .....          --              --              (.47)           (.86)          (1.20)
                                                       ------------   -------------   -------------   -------------   -------------
                                                      $         .32   $         .33   $         .23   $        (.68)  $      (16.56)
                                                      =============   =============   =============   =============   =============

Weighted average number of common shares outstanding:
   Basic ............................................     8,913,000       8,890,000       4,487,000       3,574,000       3,595,000
                                                      =============   =============   =============   =============   =============
   Diluted ..........................................     8,954,000       9,538,000       5,971,000       4,139,000       3,595,000
                                                      =============   =============   =============   =============   =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                            AND STOCKHOLDERS' EQUITY

                                                     CONVERTIBLE                                  CLASS B                CLASS B
                                                      REDEEMABLE            REDEEMABLE          CONVERTIBLE            CONVERTIBLE
                                                      PREFERRED             PREFERRED            PREFERRED              PREFERRED
                                                        STOCK                 STOCK                STOCK                  STOCK
                                                     SERIES 1997          SERIES 1997-A           SERIES C             SERIES 1996
                                                    -------------         -------------         -------------         -------------
BALANCE AT JULY 1, 1997 ....................        $        --           $        --           $     504,000         $   3,121,000

Issuance of preferred stock ................            2,400,000             4,000,000                  --                    --
Dividends on Series 1997 preferred stock ...               69,000                  --                    --                    --
Dividends on Series 1997-A preferred stock .                 --                 271,000                  --                    --
Dividends on Class B convertible preferred
  stock, Series C ..........................                 --                    --                 362,000                  --
Dividends on Class B convertible preferred
  stock, Series 1996 .......................                 --                    --                    --                 150,000
Accrued dividends exchanged for preferred
  stock, Series 1997-A .....................                 --                    --                (452,000)             (158,000)
Issuance of common stock  (83,333 shares)
  in connection with merger ................                 --                    --                    --                    --
Issuance of warrants (166,667 shares) in
  connection with merger ...................                 --                    --                    --                    --
Issuance of common stock in connection with
  employee stock purchase plan (6,486
  shares) ..................................                 --                    --                    --                    --
Exercise of stock options (11,100 shares) ..                 --                    --                    --                    --
Issuance of options to purchase common stock                 --                    --                    --                    --
Net loss ...................................                 --                    --                    --                    --
                                                    -------------         -------------         -------------         -------------
BALANCE AT JUNE 30, 1998 ...................            2,469,000             4,271,000               414,000             3,113,000

Issuance of common stock in connection with
  employment agreement (33,333 shares) .....                 --                    --                    --                    --
Issuance of common stock in connection with
  employee stock purchase plan (2,044
  shares) ..................................                 --                    --                    --                    --
Issuance of common stock (1,037,037 shares)
  in connection with private placement, net
  of costs .................................                 --                    --                    --                    --
Dividends on Class B convertible redeemable
  preferred stock, Series 1997 .............              (69,000)                 --                    --                    --
Dividends on Class B redeemable preferred
  stock, Series 1997-A .....................                 --                 151,000                  --                    --
Dividends on Class B convertible preferred
  stock, Series C ..........................                 --                    --                 166,000                  --
Dividends on Class B convertible preferred
  stock, Series 1996 .......................                 --                    --                    --                  68,000
Redemption of preferred stock, Series 1997 .           (2,625,000)                 --                    --                    --
Redemption premium on preferred stock,
  Series 1997 ..............................              125,000                  --                    --                    --
Accretion of offering costs on preferred
  stock ....................................              100,000                  --                    --                    --
Issuance of common stock (1,310,222 shares)
  in connection with conversion of Class B
  redeemable preferred stock, Series 1997-A                  --              (4,422,000)                 --                    --
Issuance of common stock (753,285 shares)
  in connection with conversion of Class B
  convertible preferred stock, Series C ....                 --                    --                (580,000)                 --
Issuance of common stock (445,469 shares)
  in connection with conversion of Class B
  convertible preferred stock, Series 1996 .                 --                    --                    --              (3,181,000)
Issuance of common stock (609,123 shares)
  in connection with conversion of Senior
  Subordinated Bridge Note, including
  accrued interest .........................                 --                    --                    --                    --
Issuance of common stock (1,071,227 shares)
  in connection with conversion of Junior
  Subordinated Note, including accrued
  interest .................................                 --                    --                    --                    --
Forgiveness of amounts due from affiliates .                 --                    --                    --                    --
Dividends ..................................                 --                    --                    --                    --
Net income .................................                 --                    --                    --                    --
                                                    -------------         -------------         -------------         -------------
BALANCE AT DECEMBER 31, 1998 ...............                 --                    --                    --                    --

Issuance of common stock in connection with
  employee stock purchase plan (13,040
  shares) ..................................                 --                    --                    --                    --
Costs in connection with issuance of common
  stock ....................................                 --                    --                    --                    --
Refunded registration costs ................                 --                    --                    --                    --
Issuance of options to purchase common stock                 --                    --                    --                    --
Net income .................................                 --                    --                    --                    --
                                                    -------------         -------------         -------------         -------------
BALANCE AT DECEMBER 31, 1999 ...............                 --                    --                    --                    --

Issuance of common stock in connection with
  employee stock purchase plan (34,989
  shares) ..................................                 --                    --                    --                    --
Issuance of warrants in connection with
  subordinated debt ........................                 --                    --                    --                    --
Net income .................................                 --                    --                    --                    --
                                                    -------------         -------------         -------------         -------------
BALANCE AT DECEMBER 31, 2000 ...............        $        --           $        --           $        --           $        --
                                                    =============         =============         =============         =============

                                                                           ADDITIONAL
                                                        COMMON              PAID-IN              ACCUMULATED             TREASURY
                                                        STOCK               CAPITAL                DEFICIT                STOCK
                                                     -------------        -------------         -------------         -------------
BALANCE AT JULY 1, 1997 .....................        $      37,000        $ 106,925,000         $ (46,452,000)        $  (3,899,000)

Issuance of preferred stock .................                 --                   --                    --                    --
Dividends on Series 1997 preferred stock ....                 --               (181,000)                 --                    --
Dividends on Series 1997-A preferred stock ..                 --               (271,000)                 --                    --
Dividends on Class B convertible preferred
  stock, Series C ...........................                 --               (362,000)                 --                    --
Dividends on Class B convertible preferred
  stock, Series 1996 ........................                 --               (150,000)                 --                    --
Accrued dividends exchanged for preferred
  stock, Series 1997-A ......................                 --                   --                    --                    --
Issuance of common stock  (83,333 shares)
  in connection with merger .................                1,000              812,000                  --                    --
Issuance of warrants (166,667 shares) in
  connection with merger ....................                 --                657,000                  --                    --
Issuance of common stock in connection with
  employee stock purchase plan (6,486
  shares) ...................................                 --                 46,000                  --                    --
Exercise of stock options (11,100 shares) ...                 --                112,000                  --                    --
Issuance of options to purchase common stock                  --                 23,000                  --                    --
Net loss ....................................                 --                   --             (58,576,000)                 --
                                                     -------------        -------------         -------------         -------------
BALANCE AT JUNE 30, 1998 ....................               38,000          107,611,000          (105,028,000)           (3,899,000)

Issuance of common stock in connection with
  employment agreement (33,333 shares) ......                 --                175,000                  --                    --
Issuance of common stock in connection with
  employee stock purchase plan (2,044
  shares) ...................................                 --                 10,000                  --                    --
Issuance of common stock (1,037,037 shares)
  in connection with private placement, net
  of costs ..................................               10,000            3,304,000                  --                    --
Dividends on Class B convertible redeemable
  preferred stock, Series 1997 ..............                 --                (45,000)                 --                    --
Dividends on Class B redeemable preferred
  stock, Series 1997-A ......................                 --               (150,000)                 --                    --
Dividends on Class B convertible preferred
  stock, Series C ...........................                 --               (166,000)                 --                    --
Dividends on Class B convertible preferred
  stock, Series 1996 ........................                 --                (68,000)                 --                    --
Redemption of preferred stock, Series 1997 ..                 --                   --                    --                    --
Redemption premium on preferred stock,
  Series 1997 ...............................                 --               (125,000)                 --                    --
Accretion of offering costs on preferred
  stock .....................................                 --               (100,000)                 --                    --
Issuance of common stock (1,310,222 shares)
  in connection with conversion of Class B
  redeemable preferred stock, Series 1997-A .               13,000            4,409,000                  --                    --
Issuance of common stock (753,285 shares)
  in connection with conversion of Class B
  convertible preferred stock, Series C .....                8,000              572,000                  --                    --
Issuance of common stock (445,469 shares)
  in connection with conversion of Class B
  convertible preferred stock, Series 1996 ..                4,000            3,177,000                  --                    --
Issuance of common stock (609,123 shares)
  in connection with conversion of Senior
  Subordinated Bridge Note, including
  accrued interest ..........................                6,000            2,577,000                  --                    --
Issuance of common stock (1,071,227 shares)
  in connection with conversion of Junior
  Subordinated Note, including accrued
  interest ..................................               11,000            5,412,000                  --                    --
Forgiveness of amounts due from affiliates ..                 --               (518,000)           (5,051,000)                 --
Dividends ...................................                 --                   --                (300,000)                 --
Net income ..................................                 --                   --               2,027,000                  --
                                                     -------------        -------------         -------------         -------------
BALANCE AT DECEMBER 31, 1998 ................               90,000          126,075,000          (108,352,000)           (3,899,000)

Issuance of common stock in connection with
  employee stock purchase plan (13,040
  shares) ...................................                 --                 30,000                  --                    --
Costs in connection with issuance of common
  stock .....................................                 --                (36,000)                 --                    --
Refunded registration costs .................                 --                 60,000                  --                    --
Issuance of options to purchase common stock                  --                  9,000                  --                    --
Net income ..................................                 --                   --               3,117,000                  --
                                                     -------------        -------------         -------------         -------------
BALANCE AT DECEMBER 31, 1999 ................               90,000          126,138,000          (105,235,000)           (3,899,000)

Issuance of common stock in connection with
  employee stock purchase plan (34,989
  shares) ...................................                1,000               42,000                  --                    --
Issuance of warrants in connection with
  subordinated debt .........................                 --                844,000                  --                    --
Net income ..................................                 --                   --               2,852,000                  --
                                                     -------------        -------------         -------------         -------------
BALANCE AT DECEMBER 31, 2000 ................        $      91,000        $ 127,024,000         $(102,383,000)        $  (3,899,000)
                                                     =============        =============         =============         =============

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED                 SIX MONTHS ENDED         YEAR ENDED
                                                                   DECEMBER 31,                  DECEMBER 31,            JUNE 30,
                                                           ---------------------------   ---------------------------   ------------
                                                               2000           1999           1998           1997            1998
                                                           ------------   ------------   ------------   ------------   ------------
                                                                                                         (unaudited)
Operating activities
    Net income (loss) ...................................  $  2,852,000   $  3,117,000   $  2,027,000   $ (2,416,000)  $(58,576,000)
    Adjustments to reconcile net income (loss) to
       net cash (used in) provided by operating
       activities:
       Depreciation .....................................     1,945,000      1,845,000      1,316,000      2,299,000      4,123,000
       Amortization, including loan costs ...............       756,000        761,000        349,000      1,125,000      2,229,000
       Asset impairment charges .........................          --             --             --             --       18,316,000
       Loss from early extinguishment of debt ...........          --             --        2,811,000      3,574,000      4,322,000
       Loss related to asset sales and closed
            businesses ..................................       705,000           --          947,000           --       12,483,000
       Gain on sale of assets ...........................          --             --       (2,039,000)          --             --
       Provision for deferred income taxes ..............          --             --             --             --        9,411,000
       Provision for doubtful accounts ..................     2,817,000      1,896,000      1,549,000      2,193,000      6,649,000
       Expenses paid with equity instruments ............          --            9,000           --             --           23,000
Change in operating assets and liabilities net of
            effects of business acquired
       Increase in accounts receivable ..................   (10,026,000)    (3,483,000)    (1,588,000)    (3,426,000)    (5,031,000)
       Decrease (increase) in other current assets ......     2,331,000      6,427,000     (2,442,000)      (559,000)      (863,000)
       Increase (decrease) in accounts payable ..........       331,000      1,433,000       (960,000)    (2,075,000)     1,009,000
       (Decrease) increase in accrued salaries, wages
            and other liabilities .......................    (3,493,000)   (11,476,000)    (3,862,000)      (819,000)     5,713,000
       (Decrease) increase in amounts due to
            third-party contractual agencies ............    (1,561,000)    (2,372,000)    (5,478,000)        63,000      1,778,000
                                                           ------------   ------------   ------------   ------------   ------------
            Total adjustments ...........................    (6,195,000)    (4,960,000)    (9,397,000)     2,375,000     60,162,000
                                                           ------------   ------------   ------------   ------------   ------------
Net cash (used in) provided by operating activities .....    (3,343,000)    (1,843,000)    (7,370,000)       (41,000)     1,586,000
                                                           ------------   ------------   ------------   ------------   ------------
Investing activities
   Increase in net assets held for sale .................       (39,000)       (46,000)      (969,000)          --             --
   Proceeds from sale of subsidiary and property and
            equipment ...................................          --             --       29,600,000           --       21,505,000
   Expenditures for property and equipment ..............    (2,503,000)    (1,864,000)      (895,000)    (2,760,000)    (7,777,000)
   Acquisitions .........................................    (8,232,000)    (1,195,000)      (357,000)          --             --
   Preopening costs .....................................          --             --             --          (35,000)          --
   Acquisition of business, net of cash acquired ........          --             --         (969,000)      (300,000)      (300,000)
   Cash held in trust ...................................       852,000        (37,000)       108,000         (3,000)    (1,137,000)
   Proceeds from sale of assets .........................       100,000           --             --             --             --
   Other noncurrent assets ..............................          --             --             --             --         (892,000)
                                                           ------------   ------------   ------------   ------------   ------------
Net cash (used in) provided by investing activities .....    (9,822,000)    (3,142,000)    26,518,000     (3,098,000)    11,399,000
                                                           ------------   ------------   ------------   ------------   ------------
Financing activities
   Loan costs ...........................................      (761,000)      (216,000)    (1,629,000)    (3,079,000)    (3,231,000)
   Amounts (paid to) received from affiliate ............      (600,000)      (600,000)     1,592,000           --        6,429,000
   Dividends ............................................          --             --         (300,000)          --             --
   Net proceeds from exercise of options and
            stock purchases .............................        43,000         30,000         10,000        130,000        158,000
   Proceeds from issuance of debt and warrants ..........    16,983,000      5,598,000     10,000,000     54,900,000     50,786,000
   Payments on debt .....................................    (1,566,000)      (707,000)   (31,181,000)   (50,851,000)   (68,768,000)
   Payments of costs related to early
            extinguishment of debt ......................          --             --             --       (2,229,000)    (2,229,000)
   Payment of preferred stock dividends .................          --             --         (114,000)       (57,000)      (112,000)
   Proceeds from issuance of preferred stock ............          --             --             --        5,284,000      5,284,000
   Redemption of preferred stock ........................          --             --       (2,625,000)          --             --
   Proceeds from issuance of common stock, net ..........          --             --        3,314,000           --             --
   Refunded registration costs ..........................          --           60,000           --             --             --
   Registration costs ...................................       (17,000)       (36,000)          --             --             --
   Payment of costs related to issuance of stock ........          --             --             --         (100,000)      (100,000)
                                                           ------------   ------------   ------------   ------------   ------------
Net cash provided by (used in) financing activities .....    14,082,000      4,129,000    (20,933,000)     3,998,000    (11,783,000)
                                                           ------------   ------------   ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents ....       917,000       (856,000)    (1,785,000)       859,000      1,202,000
Cash and cash equivalents at beginning of period ........       622,000      1,478,000      3,263,000      2,061,000      2,061,000
                                                           ------------   ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period ..............  $  1,539,000   $    622,000   $  1,478,000   $  2,920,000   $  3,263,000
                                                           ============   ============   ============   ============   ============

Cash paid during the period for:
    Interest  (net of amount capitalized) ...............  $  2,137,000   $    982,000   $  1,343,000   $    969,000   $  6,276,000
                                                           ============   ============   ============   ============   ============

    Income taxes ........................................  $  1,239,000   $    460,000   $    356,000   $    458,000   $    773,000
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

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INDUSTRY

            The Company is a provider and manager of juvenile justice and behavioral healthcare programs and services for at-risk and troubled youth in residential and non-residential settings nationwide. The Company offers its full spectrum of education, treatment and community based programs and services in Alabama, Florida, Missouri, Michigan, Nevada, North Carolina, South Carolina, Texas, Utah and the Commonwealth of Puerto Rico. The Company also provides a limited range of adult behavioral services at certain of its locations in response to community demand.

            The Company changed its fiscal year end from June 30 to December 31, effective December 1998. The financial statements presented include the transition period consisting of the six months ended December 31, 1998.

            On January 13, 1999, the Board of Directors approved a one-for-three reverse stock split of the Company's Common Stock, which became effective March 15, 1999. As a result, all references herein to common stock, per share amounts and stock options and warrants data have been restated to give retroactive recognition to such reverse stock split.

BASIS OF PRESENTATION

            The consolidated financial statements include the accounts of Ramsay Youth Services, Inc. and its majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

            The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

            The Company provides services to individuals without insurance and accepts assignments of individuals' third party benefits without requiring collateral. Exposure to losses on receivables due from these individuals is principally dependent on each individual's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The mix of the receivables from residents and third-party payors was as follows:

                                                 DECEMBER 31,
                                            -----------------------
                                            2000              1999
                                            -----             -----
                  State Agencies             52.2%             32.3%
                  Medicaid                   18.0              26.4
                  Medicare                   10.6               9.9
                  Commercial                  6.0              11.3
                  Managed Care                3.8               5.6
                  Self-Pay                    1.2               4.9
                  Other                       8.2               9.6
                                            -----             -----
                                            100.0%            100.0%
                                            =====             =====

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


ALLOWANCE FOR DOUBTFUL ACCOUNTS

            The Company carries accounts receivable at the amount it deems to be collectable. Accordingly, the Company provides allowances for accounts it deems to be uncollectable based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that becomes uncollectable could differ from those estimated.

            The Company has experienced delays in the collection of receivables from its contracts in Puerto Rico. As of December 31, 2000, the Company had approximately $3,985,000 in outstanding receivables due from the Commonwealth of Puerto Rico, of which $1,049,000 was over 120 days past due. As of March 16, 2001, the Company had collected approximately $1,818,000 of the December 31, 2000 outstanding receivable balance and had established reserves of $500,000 against the remaining balance. The Company and its advisors are in active discussions with the Government of Puerto Rico with respect to the payment of the outstanding receivables. The Company believes that it has fully performed its obligations under the Puerto Rico contracts and is entitled to receive payment of these receivables in full. Although the Company has been advised by its legal counsel that the net receivables due on the Puerto Rico contracts are collectable, there can be no assurances that future transactions or events will not result in the need for additional reserves for these accounts receivable. If the Company were to record additional reserves, it would adversely affect earnings in the period in which the reserves are recorded.

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

CASH HELD IN TRUST

            Cash held in trust includes cash held in escrow from the sale of certain assets (see Note 2) and cash and short term investments set aside for the payment of losses in connection with the Company's self-insured retention for professional and general liability claims.

INTANGIBLE ASSETS AND DEFERRED COSTS

            Cost in excess of net asset value of purchased businesses relates to certain acquisitions made by the Company (see Notes 5 and 6). These amounts are being amortized on a straight-line basis over a term ranging from 3 to 40 years with a weighted average life of approximately 20 years. During the year ended June 30, 1998, the Company sold the operations of FPM Behavioral Health, Inc. ("FPM") and, in connection with the sale, disposed of approximately $20,993,000 of cost in excess of net asset value of purchased businesses.

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

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



            Accumulated amortization of the Company's cost in excess of net asset value of purchased businesses, other intangible assets and loan costs as of December 31, 2000 and December 31, 1999 was $2,176,000 and $2,407,000,
respectively.

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

            Depreciation is computed substantially on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes. Depreciation is not recorded on assets determined to be impaired or during the period they are held for sale. The general range of estimated useful lives for financial reporting purposes is twenty to forty years for buildings and five to twenty years for equipment. For the years ended December 31, 2000 and 1999, the six months ended December 31, 1998 and 1997 and the year ended June 30, 1998, depreciation expense recorded on the Company's property and equipment totaled $1,945,000, $1,845,000, $1,316,000, $2,299,000 and $4,123,000,
respectively.

REVENUE RECOGNITION

            Revenues are recognized at the time services are provided. Net revenues include estimated reimbursable amounts from Medicare, Medicaid and other contracted reimbursement programs. Amounts received by the Company for treatment of individuals covered by such programs, which may be based on the cost of services provided or predetermined rates, are generally less than the established billing rates of the Company's facilities. Final determination of amounts earned under contracted reimbursement programs is subject to review and audit by the appropriate agencies. Differences between amounts recorded as estimated settlements and the audited amounts are reflected as adjustments to provider based revenues in the period the final determination is made (see Note
14).

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

            The carrying amount of financial instruments including cash and cash equivalents, accounts receivable from services, and accounts payable approximate fair value as of December 31, 2000 due to the short maturity of the instruments and reserves for potential losses, as applicable. The carrying amounts of long-term debt obligations issued pursuant to the Company's bank credit agreements and revolving credit facility approximate fair value because the interest rates on these instruments is subject to change with market interest rates.

SEGMENT INFORMATION

            Effective July 1, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" which requires public companies to report segment information in annual financial statements and also requires these companies to report selected segment information in interim financial reports to shareholders (see Note 9).

FUTURE ACCOUNTING REQUIREMENTS

            In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for the accounting and reporting of derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. SFAS 133 was amended by SFAS 137 in June 1999 and SFAS 138 in June 2000. This statement is now effective for years beginning after June 15, 2000. The Company will adopt these statements in the first quarter of fiscal year 2001. The Company has determined that it does not have derivatives, and therefore, there is no financial statement impact related to this future accounting requirement.

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

            On May 4, 1998, the Company sold its Three Rivers facility, which had been closed since June 30, 1995, for $2,000,000.

            On June 2, 1998, the Company sold FPM Behavioral Health, Inc. ("FPM"), its wholly owned managed behavioral healthcare business, for a cash purchase price of $20,000,000, subject to certain future potential purchase price adjustments. During the year ended December 31, 1999, the Company paid $2,423,000 in purchase price adjustments relating to the FPM sale effectively reducing the FPM purchase price to $17,577,000. Management had fully reserved for this contingency as of December 31, 1998 and does not expect any future purchase price adjustments relating to the FPM sale. For the eleven-month period ended May 31, 1998, net income before taxes of the managed care business was $2,468,000 on revenues of $24,314,000.

            On June 2, 1998, the Company also sold its Greenbrier facility to an unrelated third-party for a cash purchase price of $1,600,000. The Greenbrier facility had a pre-tax net loss of $1,205,000 on revenues of $5,571,000 for the eleven-month period ended May 31, 1998.

            On September 28, 1998, the Company consummated a sale/leaseback transaction whereby the Company sold the land, building and fixed equipment of its Havenwyck facility in Auburn Hills, Michigan for the land, building and fixed equipment of its leased Desert Vista facility in Mesa, Arizona and $1,350,000 in cash. In connection with the sale/leaseback, the Company agreed to leaseback the Havenwyck facility over a term of approximately 12 years. The lease, which is treated as an operating lease under generally accepted accounting principles, currently requires annual minimum lease payments of approximately $1,331,000, payable monthly.

            On September 28, 1998, the Company completed the sale of its management contract services division and behavioral healthcare facilities in Conway, South Carolina, Houma, Louisiana, Mesa, Arizona and DeSoto, Texas for a cash purchase price of $13,500,000, subject to certain future potential purchase price adjustments. During the year ended December 31, 1999, the Company paid $652,000 in purchase price adjustments relating to the sale, effectively reducing the purchase price to $12,848,000. The Company had fully reserved for this contingency as of December 31, 1998 and does not expect any future purchase price adjustments relating to this sale.

            On November 3, 1998, the Company was released from its lease obligation at its behavioral healthcare facility in Salt Lake City, Utah. The Company ceased operations at this facility on December 31, 1998.

            During the fourth quarter of fiscal year ended June 30, 1998, the Company recorded asset impairment charges of $17,576,000 relating to the aforementioned sales (see Note 3). In addition, during the year ended June 30, 1998 and the six months ended December 31, 1998, the Company recorded losses related to the foregoing asset sales and closed businesses of $12,483,000 and $947,000, respectively.

            On September 30, 1998, the Company completed the sale of its behavioral healthcare facility in Morgantown, West Virginia for a cash purchase price of $14,800,000, subject to certain future potential purchase price adjustments. During the year ended December 31, 1999, the Company paid $185,000 in

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



purchase price adjustments relating to the sale, effectively reducing the purchase price to $14,615,000. The Company had fully reserved for this contingency as of December 31, 1998 and does not expect any future purchase price adjustments relating to this sale. The Company realized a gain on this transaction of approximately $2,039,000.

            On June 7, 2000, the Company sold five of its contracts to manage charter schools and personal property with a book value of approximately $800,000 (including the net book value of cost in excess of net asset value of purchased businesses and other intangible assets) for $352,000, resulting in a loss of $456,000. Additionally, in December 2000, the Company cancelled a long term consulting agreement with the purchaser of the aforementioned contracts and incurred $249,000 in cancellation fees effectively increasing the total loss to $705,000.

            The assets and liabilities relating to the Company's facility in Palm Bay, Florida are reflected in the accompanying balance sheets as net assets held for sale. The following is a summary of these assets and liabilities:

                                                         DECEMBER 31,
                                                 --------------------------
                                                     2000          1999
                                                 -----------    -----------
                  Other receivables              $      --      $    25,000
                  Other current assets                  --            9,000
                  Property and equipment, net      2,129,000      2,067,000
                  Other accrued liabilities             --          (11,000)
                                                 -----------    -----------
                     Net assets held for sale    $ 2,129,000    $ 2,090,000
                                                 ===========    ===========

            For the year ended December 31, 2000, revenues and net loss before taxes of the Palm Bay facility totaled $117,000 and $59,000, respectively. For the year ended December 31, 1999, revenues and net loss before taxes of the Palm Bay facility totaled $108,000 and $64,000, respectively.

3.    IMPAIRMENT OF ASSETS

            The Company periodically reviews its long-lived assets (land, buildings, fixed equipment, cost in excess of net asset value of purchased businesses and other intangible assets) to determine if the carrying value of these assets is recoverable, based on the future cash flows expected from the assets.

            As previously mentioned in Note 2, during the year ended June 30, 1998, the Company changed its strategic direction and identified for divestiture certain of its businesses and facilities. In connection with this decision, the Company recorded asset impairment charges of $17,576,000 related to assets held for sale at June 30, 1998. The asset impairment charge was determined based on the difference between the carrying value of the assets and the expected net proceeds from the sales. In addition, as a result of the change in strategic direction, during the year ended June 30, 1998, the Company abandoned certain projects acquired in the Summa Healthcare Group, Inc. ("Summa") purchase. As a result, the Company recorded an asset impairment charge of approximately $740,000 which represents the unamortized value assigned to these projects at the date of acquisition. The asset impairment charge was determined based on the difference between the carrying value of the assets and the expected discounted future cash flows (see Note 6).

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

5.    ACQUISITIONS

            Ramsay Educational Services, Inc. ("RES") is a wholly owned subsidiary of Ramsay Youth Services, Inc. RES is in the business of managing and operating educational programs and services and currently operates and manages educational programs in Florida and the Commonwealth of Puerto Rico. In December 1998, RES purchased all of the outstanding stock of the Rader Group, Inc. for an aggregate purchase price of $1,000,000. In connection with this purchase, RES obtained, among other assets, the rights to manage various charter schools in Florida through certain contracts with non-for-profit entities. The acquisition was accounted for under the purchase method of accounting. In connection with the acquisition, the Company recorded cost in excess of net asset value of purchased businesses of $651,000 and other intangible assets of $403,000. These amounts are being amortized on a straight-line basis over a term ranging from 5 to 15 years. The operations of the Rader Group, Inc. have been included in the accompanying consolidated financial statements of operations since December 1998. On June 7, 2000, the Company sold five of its contracts to manage charter schools and personal property with a book value of approximately $800,000 (including the net book value of cost in excess of net asset value of purchased businesses and other intangible assets) for $352,000, resulting in a loss of $456,000. Additionally, in December 2000, the Company cancelled a long term consulting agreement with the purchaser of the aforementioned contracts and incurred $249,000 in cancellation fees effectively increasing the total loss to $705,000.

            On August 4, 2000, the Company acquired the operating assets of Charter Behavioral Health System of Manatee Palms, L.P. ("Manatee Palms") from Charter Behavioral Health Systems, LLC and the corresponding real estate from Crescent Real Estate Funding VII, L.P. for a cash purchase price of $7,700,000. The acquisition was accounted for under the purchase method of accounting. In connection with the acquisition, the Company recorded cost in excess of net asset value of purchased businesses of $1,892,000. This amount is being amortized on a straight-line basis over a term of 20 years. The operations of Manatee Palms have been included in the Company's consolidated statement of operations effective August 4, 2000. The Company's Senior Credit Facility was amended on August 4, 2000 to provide for the approval of this acquisition (see
Note 7).

6.    TRANSACTIONS WITH AFFILIATES

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

            Condensed results of operations for RHCL are as follows:

                        YEAR ENDED                    SIX MONTHS ENDED        YEAR ENDED
                        DECEMBER 31,                     DECEMBER 31,          JUNE 30,
                --------------------------        ------------------------    ----------
                   2000            1999              1998          1997          1998
                ---------        ---------        ----------    ----------    ----------
                                                                (unaudited)
Revenues        $        --      $        --      $     --      $    7,000    $   14,000
Other income             --               --       7,881,000          --            --
Net income               --               --       4,808,000         4,000         7,000

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



            On a combined basis, the Company reversed $1,482,000 of RHCL deferred tax liabilities. The Company does not expect these deferred tax liabilities to be utilized as a result of the Company's significant net operating loss carryovers.

            At December 31, 2000, three corporate affiliates of Mr. Ramsay owned an aggregate voting interest in the Company of approximately 59.0%, as follows:
(i) Ramsay Holdings HSA Limited owned 9.9% of the outstanding Common Stock of the Company, (ii) Ramsay Holdings owned approximately 40.9% of the outstanding Common Stock of the Company and (iii) Paul Ramsay Hospitals Pty. Limited ("Ramsay Hospitals") owned approximately 8.2% of the outstanding Common Stock of the Company.

7.    BORROWINGS

            The Company's long-term debt is as follows:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        2000          1999
                                                                    -----------    -----------
            Variable rate Term Loan, due October 30, 2003 ......    $10,597,000    $ 7,332,000
            Revolver, due October 30, 2003 .....................      5,586,000      3,108,000
            Acquisition Loan, due October 30, 2003 .............      2,162,000      2,475,000
            Subordinated Note (net of discount of $421,000), due
              January 24, 2007 .................................      4,579,000           --
            Subordinated Note (net of discount of $440,000), due
              January 24, 2007 .................................      4,560,000           --
            Other ..............................................         27,000         40,000
                                                                    -----------    -----------
                                                                     27,511,000     12,955,000
            Less current portion ...............................      2,803,000      1,394,000
                                                                    -----------    -----------
                                                                    $24,708,000    $11,561,000
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

            Interest on the Term Loan and the Revolver varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.5% to 2.0% (11.0% at December 31, 2000), based on the Company's ratio of total indebtedness to EBITDA or (ii) a function of the Eurodollar rate plus a margin ranging from 2.0% to 3.5% (9.78% at December 31, 2000), based on the Company's ratio of total indebtedness to EBITDA.

            Interest on the Acquisition Loan varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.75% to 2.25% (11.25% at December 31, 2000), based

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

on the Company's ratio of total indebtedness to EBITDA or (ii) a function of the Eurodollar rate plus a margin ranging from 2.25% to 3.75% (10.03% at December 31, 2000), based on the Company's ratio of total indebtedness to EBITDA.

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

            The Company failed to maintain the required total debt to EBITDA ratio and the fixed charge coverage ratio as of December 31, 2000. The Company's lender agreed to waive the requirements as of December 31, 2000 and to amend the definitions of EBITDA and capital expenditures in the future.

            The Company and its subsidiaries have pledged substantially all of their real property, receivables and other assets as collateral for the Senior Credit Facility.

            On January 25, 2000 and June 19, 2000, the Company entered into subordinated note and warrant purchase agreements with two unrelated financial institutions for an aggregate principal amount of $5 million each (the "Subordinated Notes"). The Subordinated Notes permit each of the financial institutions to exercise, under certain conditions, up to 475,000 warrants which are convertible into the Company's common stock. The aggregate value of the warrants was $844,000. Borrowings under the Subordinated Notes bear interest at a rate of 12.5% per annum. The interest is payable quarterly, and the principal balance and any unpaid interest is due January 24, 2007.

            In connection with the Subordinated Notes, the Company incurred loan costs of approximately $779,000. The loan costs are deferred and amortized ratably over the life of the loans. The amortization is included in interest and other financing charges in the accompanying consolidated statement of operations and the unamortized balance is included as unamortized loan costs in the accompanying consolidated balance sheet.

            The aggregate scheduled maturities of long term debt during the next five years are as follows: 2001 -- $2,803,000; 2002 -- $3,313,000; 2003 --
$12,256,000; 2004 -- $0; 2005 -- $0; Thereafter -- $10,000,000.

8.    OPERATING LEASES

            In April 1995, the Company sold and leased back the land, buildings and fixed equipment of its Desert Vista facility in Mesa, Arizona and its Mission Vista facility in San Antonio, Texas. The lease of the Desert Vista facility was released and the facility was sold on September 28, 1998. The lease at the Mission Vista facility has a primary term of 15 years (with three successive renewal options of 5 years each) and at December 31, 2000 had aggregate annual minimum rentals of approximately $574,000, payable monthly.

            In August 1997, the Company leased its Meadowlake facility in Oklahoma to an independent healthcare provider (the "tenant") for an initial term of three years, with four three-year renewal options. Lease payments total $360,000 per year and at each renewal option are subject to adjustment based on the change in the consumer price index during the preceding lease period. In accordance with the terms of the lease agreement, the tenant is responsible for all costs of ownership, including taxes, insurance,

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



maintenance and repairs. In addition, the tenant has the option to purchase the facility at any time for $2,500,000. The book value of the facility was $1,946,000 on December 31, 2000.

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

            Rent expense related to noncancellable operating leases amounted to $3,256,000, $2,967,000, $1,375,000, $1,603,000 and $2,431,000 for the years ended December 31, 2000 and 1999, the six months ended December 31, 1998, the six months ended December 31, 1997 and the year ended June 30, 1998, respectively.

            Future minimum lease payments required under noncancellable operating leases as of December 31, 2000 are as follows: 2001 -- $3,019,000; 2002 -- $2,776,000; 2003 -- $2,410,000; 2004 -- $2,143,000; 2005 -- $2,110,000;
and thereafter -- $7,874,000.

9.    SEGMENT INFORMATION

            During the year ended December 31, 2000, the Company refined its segment definitions to better reflect its business operations and management responsibilities. The Company now manages its youth service operations under its juvenile justice and behavioral healthcare operating segments. Additionally, management evaluates the business by geographic area within each segment. Accordingly, the corresponding information for earlier periods has been reclassified to correspond with the new operating segments.

            The Company's juvenile justice programs provide care, custody, control and treatment of committed delinquent youth. These programs focus on solving the specialized needs of governmental agencies by providing effective treatment interventions, including counseling, social interests, substance abuse education and treatment, mental health services, cognitive and life skills development, accredited education and vocational skills. The focus of these services is the re-integration of youth into the family and community, crisis intervention and aftercare.

            The Company's behavioral healthcare programs consist of residential treatment programs, therapeutic community living facilities, acute inpatient services and community-based programs. The residential treatment programs provide safe, secure and highly structured environments for the evaluation and development of long-term, intensive and transitional treatment services. The therapeutic community living facilities provide shelter care for youth in a community setting, usually in a residential neighborhood. Acute inpatient services are generally provided to individuals needing the most intensive behavioral healthcare treatment. The community-based programs are designed to meet the special needs of youth and their families, while enabling them to remain living at home or in their community. Many of the Company's programs and services provide specialized educational services designed to modify disruptive behavior and assist students to develop the academic and social skills necessary for them to participate successfully in society.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



            The following tables set forth, for each of the periods indicated, certain information about segment results of operations and segment assets. There are no inter-segment sales or transfers. Segment profit (loss) consists of revenue less operating expenses, and does not include investment income and other, interest and other financing charges, non-recurring items and income taxes. Total assets are those assets used in the operations in each segment. Corporate assets include cash and cash equivalents, property and equipment, intangible assets and notes receivable. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                                                               YEAR ENDED                   SIX MONTHS ENDED
                                                              DECEMBER 31,                     DECEMBER 31,             YEAR ENDED
                                                      -----------------------------   -----------------------------       JUNE 30,
                                                          2000            1999             1998            1997            1998
                                                      -------------   -------------   -------------   -------------   -------------
Segment revenue
   Behavioral healthcare
      Retained assets ..............................  $  78,758,000   $  69,335,000   $  25,938,000   $  23,443,000   $  58,232,000
      Divested assets ..............................           --              --        18,780,000      53,488,000      94,456,000
                                                      -------------   -------------   -------------   -------------   -------------
                                                         78,758,000      69,335,000      44,718,000      76,931,000     152,688,000

   Juvenile justice ................................     29,602,000      12,090,000       3,728,000         622,000       2,523,000
                                                      -------------   -------------   -------------   -------------   -------------
Total segment revenues .............................    108,360,000      81,425,000      48,446,000      77,553,000     155,211,000

Reconciling items
   Corporate revenues ..............................           --            49,000        (554,000)        (11,000)           --
                                                      -------------   -------------   -------------   -------------   -------------
Total consolidated revenues ........................  $ 108,360,000   $  81,474,000   $  47,892,000   $  77,542,000   $ 155,211,000
                                                      =============   =============   =============   =============   =============


Segment depreciation and amortization
   Behavioral healthcare
      Retained assets ..............................  $   1,499,000   $   1,481,000   $     897,000   $     827,000   $   1,587,000
      Divested assets ..............................           --              --           225,000       1,254,000       2,171,000
                                                      -------------   -------------   -------------   -------------   -------------
                                                          1,499,000       1,481,000       1,122,000       2,081,000       3,758,000

   Juvenile justice ................................        385,000         379,000          85,000         235,000         293,000
                                                      -------------   -------------   -------------   -------------   -------------
                                                          1,884,000       1,860,000       1,207,000       2,316,000       4,051,000

Reconciling items
   Corporate depreciation and amortization .........        485,000         506,000         420,000         965,000       1,663,000
                                                      -------------   -------------   -------------   -------------   -------------
Total consolidated revenues ........................  $   2,369,000   $   2,366,000   $   1,627,000   $   3,281,000   $   5,714,000
                                                      =============   =============   =============   =============   =============

Segment profit (loss)
   Behavioral healthcare
      Retained assets ..............................  $   6,699,000   $   7,629,000   $   2,166,000   $   4,098,000   $   7,443,000
      Divested assets ..............................           --              --         1,648,000       4,920,000       5,597,000
                                                      -------------   -------------   -------------   -------------   -------------
                                                          6,699,000       7,629,000       3,814,000       9,018,000      13,040,000

   Juvenile justice ................................      3,376,000         879,000         285,000        (539,000)     (1,312,000)
                                                      -------------   -------------   -------------   -------------   -------------
                                                         10,075,000       8,508,000       4,099,000       8,479,000      11,728,000

Reconciling items
   Corporate expenses ..............................     (3,564,000)     (5,603,000)     (5,166,000)     (4,727,000)    (15,875,000)
   Restructuring charges ...........................           --              --              --              --        (2,349,000)
   Asset impairment charges ........................           --              --              --              --       (18,316,000)
   Investment income and other .....................        127,000       1,548,000       8,059,000         197,000         256,000
   Gain on sale of assets ..........................           --              --         2,039,000            --              --
   Interest and other financing charges ............     (2,833,000)     (1,268,000)     (1,655,000)     (2,791,000)     (7,230,000)
   Losses related to asset sales and
      closed businesses ............................       (705,000)           --          (947,000)           --       (12,483,000)
                                                      -------------   -------------   -------------   -------------   -------------
Total consolidated income (loss) before income
 taxes and extraordinary item ......................  $   3,100,000   $   3,185,000   $   6,429,000   $   1,158,000   $ (44,269,000)
                                                      =============   =============   =============   =============   =============

Segment capital expenses
   Behavioral healthcare
      Retained assets ..............................  $   1,797,000   $     302,000   $     369,000   $   2,030,000   $   6,139,000
      Divested assets ..............................           --              --             7,000            --           734,000
                                                      -------------   -------------   -------------   -------------   -------------
                                                          1,797,000         302,000         376,000       2,030,000       6,873,000

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



   Juvenile justice ................................        680,000       1,504,000         463,000          33,000         152,000
                                                      -------------   -------------   -------------   -------------   -------------
                                                          2,477,000       1,806,000         839,000       2,063,000       7,025,000

Reconciling items
   Corporate assets ................................         26,000          58,000          56,000         697,000         752,000
                                                      -------------   -------------   -------------   -------------   -------------
Total consolidated capital expenditures ............  $   2,503,000   $   1,864,000   $     895,000   $   2,760,000   $   7,777,000
                                                      =============   =============   =============   =============   =============

Segment assets
   Juvenile justice ................................  $  16,457,000   $   8,368,000
   Behavioral healthcare ...........................     49,996,000      44,555,000
                                                      -------------   -------------
Total segment assets ...............................     66,453,000      52,923,000

Reconciling items
   Corporate assets ................................      3,145,000       3,703,000
                                                      -------------   -------------
Total consolidated assets ..........................  $  69,598,000   $  56,626,000
                                                      =============   =============

Geographic Area Data

            The Company's revenues are derived solely from within the United States and the Commonwealth of Puerto Rico.

Major Customers

            Revenues from one payor source (Florida Department of Juvenile Justice) represented approximately $14,452,000, $3,862,000, $1,197,000 and $936,000 of consolidated revenues for the years ended December 31, 2000 and 1999, the six months ended December 31, 1998 and the year ended June 30, 1998, respectively. There were no such revenues during the six months ended December 31, 1997.

10.   STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

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

            On December 8, 1998, the Company issued 33,333 shares of Common Stock in connection with an employment agreement. The value of the issued shares was amortized over the life of the related employment agreement.

            Redeemable preferred stock at June 30, 1998 consists of (i) 4,000 shares of non-convertible, non-voting Class B Series 1997-A Preferred Stock with a $1.00 par value issued at $1,000 per share with accrued dividends of $271,000 and carrying value of $4,271,000 and (ii) 100,000 shares of convertible non-

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



voting, Class B Series 1997 Preferred Stock with a $1.00 par value issued at $25.00 per share with accrued dividends of $69,000 and net of issuance cost of $100,000 and carrying value of $2,469,000.

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

            The Company's Board of Directors has adopted a Stockholder Rights Plan, under which the Company distributed a dividend of one common share purchase right for each outstanding share of the Company's Common Stock (calculated as if all outstanding shares of Series C Preferred Stock were converted into shares of Common Stock). Each right becomes exercisable upon the occurrence of certain events for a number of shares of the Company's Common Stock having a market price totaling $72 (subject to certain anti-dilution adjustments which may occur in the future). The rights currently are not exercisable and will be exercisable only if a new person acquires 20% or more (30% or more in the case of certain persons, including investment companies and investment advisors) of the Company's Common Stock or announces a tender offer resulting in ownership of 20% or more of the Company's Common Stock. The rights, which expire on August 14, 2005, are redeemable in whole or in part at the Company's option at any time before a 20% or greater position has been acquired, for a price of $.03 per right.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



11.   EARNINGS PER SHARE

            The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                                                                        YEAR ENDED
                                                               YEAR ENDED DECEMBER 31,   SIX MONTHS ENDED DECEMBER 31,    JUNE 30,
                                                             --------------------------  ---------------------------   ------------
                                                                 2000         1999           1998           1997           1998
                                                             ------------  ------------  ------------   ------------   ------------
                                                                                                         (unaudited)
Numerator:
   Net income (loss) before extraordinary item,
        as reported .......................................  $  2,852,000  $  3,117,000  $  4,838,000   $  1,158,000   $(54,254,000)
   Dividends, Class B convertible preferred stock,
        Series C ..........................................          --            --         166,000        181,000        362,000
   Dividends, Class B convertible preferred stock,
        Series 1996 .......................................          --            --          69,000         75,000        150,000
   Dividends, Class B convertible redeemable preferred
        stock, Series 1997 ................................          --            --          45,000         57,000        182,000
   Redemption premium on preferred stock and other
        expenses ..........................................          --            --         225,000           --             --
   Dividends, Class B redeemable preferred stock,
        Series 1997-A .....................................          --            --         151,000         91,000        271,000
                                                             ------------  ------------  ------------   ------------   ------------
      Numerator for basic earnings (loss) per
        share - income (loss) attributable to common
        stockholders, before extraordinary item ...........     2,852,000     3,117,000     4,182,000        754,000    (55,219,000)

      Numerator for diluted earnings (loss) per
         share - income (loss) attributable to common
         stockholders after assumed conversions ...........  $  2,852,000  $  3,117,000  $  4,182,000   $    754,000   $(55,219,000)
                                                             ============  ============  ============   ============   ============

Denominator:
   Denominator for basic earnings (loss) per
      share - weighted-average shares .....................     8,913,000     8,890,000     4,487,000      3,574,000      3,595,000

   Effect of dilutive securities:
      Employee stock options and warrants .................        41,000       648,000         8,000        565,000           --
      Convertible preferred stock .........................          --            --       1,476,000           --             --
                                                             ------------  ------------  ------------   ------------   ------------
   Dilutive potential common shares .......................        41,000       648,000     1,484,000        565,000           --
                                                             ------------  ------------  ------------   ------------   ------------
      Denominator for diluted earnings (loss) per
         share - adjusted weighted-average
         shares and assumed conversions ...................     8,954,000     9,538,000     5,971,000      4,139,000      3,595,000
                                                             ============  ============  ============   ============   ============
Basic earnings (loss) per share, before
   extraordinary item .....................................  $        .32  $        .35  $        .93   $        .21   $     (15.36)
Extraordinary item ........................................          --            --            (.63)         (1.00)         (1.20)
                                                             ------------  ------------  ------------   ------------   ------------
Basic earnings (loss) per share ...........................  $        .32  $        .35  $        .30   $       (.79)  $     (16.56)
                                                             ============  ============  ============   ============   ============

Diluted earnings (loss) per share before
   extraordinary item .....................................  $        .32  $        .33  $        .70   $        .18   $     (15.36)
Extraordinary item ........................................          --            --            (.47)          (.86)         (1.20)
                                                             ------------  ------------  ------------   ------------   ------------
Diluted earnings (loss) per share .........................  $        .32  $        .33  $        .23   $       (.68)  $     (16.56)
                                                             ============  ============  ============   ============   ============

            For the years ended December 31, 2000 and 1999, respectively, 1,698,938 and 1,309,675 options and warrants were excluded from the above computation because their effect would have been antidilutive.

12.   OPTIONS AND WARRANTS

            The Company's Stock Option Plans provide for options to various key employees, non-employee directors, consultants and other individuals providing services to the Company, to purchase shares of Common Stock at no less than the fair market value of the stock on the date of grant. Options granted become exercisable in varying increments including (a) 100% one year after the date of grant, (b) 50% each year beginning one year after the date of grant (c) 33% each year beginning on the date of grant, (d) 33%

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



each year beginning one year from the date of grant and (e) 25% each year beginning one year from the date of grant. Options issued to employees and directors are subject to anti-dilution adjustments and generally expire the earlier of 10 years after the date of grant or 60 days after the employee's termination date or the director's resignation. The weighted average remaining contractual life of all outstanding options at December 31, 2000 is approximately eight years.

            On October 14, 1997, the Board of Directors adopted the Ramsay Health Care, Inc. 1997 Long Term Incentive Plan (the "1997 Long Term Incentive Plan"). Under the 1997 Long Term Incentive Plan, 166,667 shares of Common Stock are available for issuance of awards. Shares distributed under the 1997 Long Term Incentive Plan may be either newly issued shares or treasury shares. Awards granted under the plan may be in the form of stock appreciation rights, restricted stock, performance awards and other stock-based awards. During the six months ended December 31, 1998, the Company granted 79,500 options under the 1997 Long Term Incentive Plan. During the year ended December 31, 1999, the Company granted 91,500 options under the 1997 Long Term Incentive Plan.

            On August 16, 1999, the Board of Directors adopted the Ramsay Youth Services, Inc. 1999 Stock Option Plan (the "1999 Long Term Incentive Plan"). Under the 1999 Long Term Incentive Plan, 1,250,000 shares of Common Stock are available for issuance of awards. Shares distributed under the 1999 Long Term Incentive Plan may be either newly issued shares or treasury shares. During the year ended December 31, 1999, the Company granted 1,250,000 options under the 1999 Long Term Incentive Plan.

            In connection with a repricing opportunity authorized by the Company's Board of Directors on November 10, 1995, approximately 500,000 options (of which 98,792 are still outstanding at December 31, 2000) were voluntarily repriced by the option holders. Under this repricing opportunity, the exercise prices of the holders' outstanding options were reduced to $7.50 per share, the closing price for the Common Stock on the NASDAQ National Market System on November 10, 1995. The Company granted 304,087 options during fiscal year ended June 30, 1997 (including former RMCI options which became options to purchase an aggregate of 104,804 shares of the Company's Common Stock on the date of the merger). These options, along with the options repriced on November 10, 1995, are not exercisable until the closing price of the Common Stock, as quoted on the NASDAQ SmallCap Market System, equals or exceeds $21.00 per share for at least 15 trading days, which need not be consecutive. As of December 31, 2000, none of these options are exercisable.

            On September 10, 1996, the Company entered into an Exchange Agreement whereby Mr. Ramsay exchanged 158,690 options with an exercise price of $7.50 per share (pursuant to the repricing opportunity discussed above), for warrants to purchase an aggregate of 166,667 shares of Common Stock at $7.50 per share. The warrants, which expire in June 2003, are not exercisable until the closing price of the Common Stock, as quoted on the NASDAQ SmallCap Market System, equals or exceeds $21.00 per share for at least 15 trading days, which need not be consecutive, subsequent to September 10, 1996. Most of the options exchanged were originally granted under the Company's 1991 Stock Option Plan.

            The Company has additional warrants outstanding to purchase an aggregate of 71,000 shares of the Company's Common Stock (44,333 of which are owned by corporate affiliates of Mr. Ramsay). These warrants were issued in exchange for warrants to purchase common stock of RMCI, and became warrants of the Company as part of the merger with RMCI.

            As part of the Company's senior and subordinated notes (which were refinanced on September 30, 1997), the Company issued warrants to Aetna Life Insurance Company and Monumental Life Insurance Company. These warrants entitled their holders to purchase an aggregate of 67,338 shares of the Company's Common Stock at $13.32 per share. These warrants expired on March 31, 2000.

            In connection with the January 25, 2000 and June 19, 2000 subordinated note and warrant purchase agreements, the Company issued warrants to two unrelated financial institutions to each purchase

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



up to 475,000 shares of the Company's Common Stock at $1.50 per share. These issuances are exercisable on or before January 25, 2010 and June 19, 2010, respectively, and contain anti-dilution provisions.

            On September 29, 2000, the Company and certain employees agreed to cancel stock options which were granted by the Company to the employees under various stock option plans. The total number of options cancelled on September 29, 2000 was 1,136,104.

            The Company has frozen its 1990 Stock Option Plan, and authorized 505,641, 132,319, 166,667, 166,667, 166,667 and 1,250,000 shares under its 1991,
1993, 1995, 1996, 1997 and 1999 Stock Option Plans, respectively. At December 31, 2000, 1,183,614 shares were available for issuance under these Plans.

            Additionally, as previously mentioned, effective on the date of the RMCI merger, the former RMCI options became options to purchase an aggregate of 104,804 shares of the Company's Common Stock. As of December 31, 2000, 42,583 shares were available for issuance under this plan.

            Summarized information regarding the Company's Stock Option Plans is as follows:

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



            Options exercisable based solely on employees rendering additional service:

                                                                                                              WEIGHTED
                                                                       NUMBER                                 AVERAGE
                                                                         OF                OPTION             EXERCISE
                                                                       SHARES               PRICE              PRICE
                                                                      ---------         ---------------       --------
Options outstanding at June 30, 1997                                    596,285         $7.32 - $18.93         $ 9.06
  Granted                                                                35,000             $13.14             $13.14
  Exercised                                                              (6,939)        $10.14 - $12.75        $11.49
  Canceled                                                              (19,128)        $8.25 - $18.93         $11.79
                                                                      ---------

Options outstanding at June 30, 1998                                    605,218         $7.32 - $18.93         $ 9.12
  Granted                                                                79,500             $4.69              $ 4.69
  Exercised                                                                --
  Canceled                                                             (120,292)        $7.32 - $18.93         $ 9.51
                                                                      ---------

Options outstanding at December 31, 1998                                564,426         $4.69 - $18.93         $ 8.43
  Granted                                                             1,680,500             $2.69              $ 2.69
  Exercised                                                                --
  Canceled                                                              (90,607)        $4.69 - $18.93         $ 9.78
                                                                      ---------

Options outstanding at December 31, 1999                              2,154,319         $2.69 - $18.93         $ 3.87
  Granted (non employee)                                                 50,000             $1.56              $ 1.56
  Exercised                                                                --
  Canceled                                                           (1,056,184)        $2.69 - $13.30         $ 3.95
                                                                      ---------

Options outstanding at December 31, 2000                              1,148,135         $1.56 - $18.93         $ 3.63
                                                                      =========

Exercisable at December 31, 2000                                        432,024                                $ 5.24
                                                                      =========

Exercisable at December 31, 1999                                        326,631                                $ 8.16
                                                                      =========

Exercisable at December 31, 1998                                        267,150                                $ 9.12
                                                                      =========

Exercisable at June 30, 1998                                            247,916                                $ 9.89
                                                                      =========

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



            Options not exercisable until the closing price for the Common Stock as quoted on the NASDAQ SmallCap Market System equals or exceeds $21.00 per share for at least 15 trading days:

                                                                                                                 WEIGHTED
                                                   NUMBER                                                        AVERAGE
                                                     OF                             OPTION                       EXERCISE
                                                   SHARES                           PRICE                          PRICE
                                                   ------                           -----                          -----
Options outstanding at June 30, 1997               450,634                      $7.50 - $9.00                      $8.16
   Granted                                             --                            --
   Exercised                                        (4,161)                         $7.50                          $7.50
   Canceled                                        (15,105)                      $7.50- $9.00                      $8.58
                                                  --------

Options outstanding at June 30, 1998               431,368                      $7.50 - $9.00                      $8.37
  Granted                                              --
  Exercised                                            --
  Canceled                                        (125,128)                     $7.50 - $9.00                      $8.13
                                                  --------

Options outstanding at December 31, 1998           306,240                      $7.50 - $9.00                      $8.46
  Granted                                              --
  Exercised                                            --
  Canceled                                         (30,552)                     $7.50 - $9.38                      $8.40
                                                  --------

Options outstanding at December 31, 1999           275,688                      $7.50 - $9.38                      $8.33
  Granted                                              --
  Exercised                                            --
  Canceled                                        (162,666)                     $7.50 - $9.38                      $9.13
                                                  --------

Options outstanding at December 31, 2000           113,022                      $7.50 - $9.38                      $7.70
                                                  ========

            Shares of common stock reserved for future issuance at December 31, 2000 are as follows:

         Options..................................................... 1,261,157
         Warrants.................................................... 1,437,781
                                                                      ---------
                                                                      2,698,938
                                                                      =========

            Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for grants in the year ended December 31, 1999, the six months ended December 31, 1998 and 1997 and the year ended June 30, 1998 (the Company did not award any employee stock options during the year ended December 31, 2000):

         - expected volatility rates of 90% for the year ended December 31, 1999, and 50.6% for both the six months ended December 31, 1998 and 1997 and the year ended June 30, 1998

         - risk-free interest rates of 5.2% for the year ended December 31, 1999, and 6% for both the six months ended December 31, 1998 and 1997 and the year ended June 30, 1998

         -        expected lives of ten years for all periods

         -        a dividend yield of zero for all periods

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

                                                             YEAR ENDED           SIX MONTHS ENDED        YEAR ENDED
                                                             DECEMBER 31,            DECEMBER 31,           JUNE 30,
                                                        ----------------------  -----------------------   -------------
                                                          2000         1999        1998        1997           1998
                                                        ----------  ----------  ----------  -----------   -------------
                                                                                            (unaudited)
Net income (loss) attributable to common
     stockholders as reported                           $2,852,000  $3,117,000  $1,371,000  $(2,820,000)  $(59,541,000)
Basic net income (loss) per share as reported           $      .32  $      .35  $      .30  $      (.79)  $     (16.56)
Diluted net income (loss) per share as reported         $      .32  $      .33  $      .23  $      (.68)  $     (16.56)

Pro forma net income (loss) attributable to common
     stockholders                                       $1,639,000  $1,847,000  $1,011,000  $(3,394,000)  $(60,690,000)
Basic pro forma net income (loss) per share             $      .18  $     0.21  $     0.23  $      (.95)  $     (16.88)
Diluted pro forma net income (loss) per share           $      .18  $     0.19  $     0.17  $      (.82)  $     (16.88)

            In addition to the Employee Stock Option plans, the Company also has an Employee Stock Purchase Plan available to employees.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



13.   INCOME TAXES

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                DECEMBER 31,
                                                                        -----------------------------
                                                                            2000             1999
                                                                        ------------     ------------
         Deferred tax liabilities:
            Book basis of fixed assets over tax basis                   $    298,000     $    195,000
            Prepaid maintenance                                              217,000          216,000
            Other                                                            248,000          318,000
                                                                        ------------     ------------
                     Total deferred tax liabilities                          763,000          729,000
         Deferred tax assets:
            Allowance for doubtful accounts                                1,183,000        1,297,000
            General and professional liability insurance                   1,730,000        1,474,000
            Accrued employee benefits                                        515,000          288,000
            Capital loss carryovers                                          445,000        1,020,000
            Tax basis of intangible assets over book basis                   187,000             --
            Other accrued liabilities                                      3,554,000        3,204,000
            Other                                                              2,000           68,000
            Net operating loss carryovers                                 16,189,000       17,483,000
            Alternative minimum tax credit carryovers                      1,109,000        1,109,000
                                                                        ------------     ------------
                     Total deferred tax assets                            24,914,000       25,943,000
         Valuation allowance for deferred tax assets                     (24,151,000)     (25,214,000)
                                                                        ------------     ------------
                     Deferred tax assets, net of valuation allowance         763,000          729,000
                                                                        ------------     ------------
                     Net deferred tax assets                            $       --       $       --
                                                                        ============     ============

            The provision for income taxes consists of the following:

                                YEAR ENDED               SIX MONTHS ENDED         YEAR ENDED
                                DECEMBER 31,                DECEMBER 31,           JUNE 30,
                          ------------------------    -----------------------     ----------
                             2000          1999          1998         1997           1998
                          ----------    ----------    ----------    ---------     ----------
                                                                   (unaudited)
Income taxes currently
  payable:
   Federal                $     --      $     --      $1,358,000    $     --      $   60,000
   State                     248,000        68,000       233,000          --         240,000

Deferred income taxes:
   Federal                      --            --            --            --       8,680,000
   State                        --            --            --            --       1,005,000
                          ----------    ----------    ----------    ---------     ----------
                          $  248,000    $   68,000    $1,591,000    $     --      $9,985,000
                          ==========    ==========    ==========    =========     ==========

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



            A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate follows:

                                                       YEAR ENDED         SIX MONTHS ENDED   YEAR ENDED
                                                       DECEMBER 31,          DECEMBER 31,      JUNE 30,
                                                     ---------------       ---------------      -----
                                                     2000       1999       1998       1997       1998
                                                     ----       ----       ----       ----      -----
                                                                                   (unaudited)
U.S. Federal statutory rate ....................     34.0%      34.0%      34.0%      34.0%     (34.0%)
(Decrease) increase in valuation allowance .....    (20.1)     (16.1)      83.2       --         30.5
Non-deductible intangible assets ...............     --         --          8.8        3.5       20.4
State income taxes, net of federal benefit .....      5.3       --          2.4        4.0       (4.0)
Benefit of net operating loss recognized .......    (14.2)     (17.1)      --        (37.7)      --
Tax effect of loss recognition on sale of assets     --         --        (104.7)     --         --
Other ..........................................      3.0        1.3        1.0       (3.8)       9.7
                                                     ----       ----       ----       ----      -----
Effective income tax rate ......................      8.0%       2.1%      24.7%         0%      22.6%
                                                     ====       ====       ====       ====      =====

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Previously, the Company evaluated the realizability of its deferred tax assets and the need for a valuation allowance by considering the effects of implementing tax planning strategies that contemplated the sales of certain appreciated property. In connection with the Company's change in strategic direction, announced on February 19, 1998, the Company re-evaluated its tax planning strategies and determined that such strategies will not be realized. Consequently, the Company's net operating loss carryforwards were not considered more likely than not to be realized.

            The Company has no net deferred tax assets at December 31, 2000 and December 31, 1999. The Company's valuation allowance related to deferred tax assets was decreased by $1,063,000 in 2000. The Company's valuation allowance related to deferred tax assets was decreased by $514,000 during the year ended December 31, 1999 and increased by $5,350,000 and $15,004,000 during the six month period ended December 31, 1998 and the year ended June 30, 1998, respectively.

            At December 31, 2000, the Company had net operating loss carryovers of approximately $42,602,000, and alternative minimum tax credit carryovers of approximately $1,109,000 available to reduce future federal income taxes, subject to certain annual limitations. The net operating loss carryovers expire as follows:

                                                      YEAR OF
                    AMOUNT                           EXPIRATION
                  -----------                        ----------
                   $5,065,000                           2001
                   37,537,000                          2010-18
                  -----------
                  $42,602,000
                  ===========

14.   REIMBURSEMENT FROM THIRD-PARTY CONTRACTUAL AGENCIES

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

            The Company derived approximately 85%, 81%, 81%, 70% and 71% of its revenues from services provided to individuals covered by various federal and state governmental programs in the years ended December 31, 2000 and 1999, the six months ended December 31, 1998 and 1997, and the year ended June 30, 1998, respectively.

15.   SAVINGS PLAN

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

            The Company did not contribute to the plan during the years ended December 31, 2000 and 1999, the six months ended December 31, 1998 and 1997, or the year ended June 30, 1998.

16.   COMMITMENTS AND CONTINGENCIES

            The Company is party to certain claims, suits and complaints, including those matters described below, whether arising from the acts or omissions of its employees, providers or others, which arise in the ordinary course of business. The Company has established reserves at December 31, 2000 for the estimated amounts, which might be recovered from the Company as a result of all outstanding legal proceedings. In the opinion of management, the ultimate resolution of these pending legal proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

            In March 1997, a former executive vice president of the Company commenced arbitration and court proceedings against the Company in which he claimed his employment was wrongfully terminated by the Company and sought damages of approximately $2.3 million. On June 28, 1999, the arbitrator awarded the former executive vice president $0.7 million in damages and interest. Additionally, the Company was responsible for all fees and expenses incurred by the former executive vice president in connection with the claim. The Company had fully reserved for this contingency as of December 31, 1998. The Company settled this case for $1.1 million on May 17, 2000.

            Management has evaluated the probability surrounding the litigation claim sought by the purchaser of one of the Company's former subsidiaries as being remote. Accordingly, in December 2000, the Company reversed its $2,500,000 litigation reserve.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



17.   VALUATION AND QUALIFYING ACCOUNTS

            Activity in the Company's Valuation and Qualifying Accounts consists of the following:

                                                                                           DECEMBER 31,
                                                                                 ---------------------------------
                                                                                     2000                 1999
                                                                                 ------------         ------------
         Allowance for Doubtful Accounts:

         Balance at beginning of  period ................................        $  2,615,000         $  3,159,000
         Provision for doubtful accounts ................................           2,817,000            1,896,000
         Write-offs of uncollectible accounts receivable ................          (2,625,000)          (2,631,000)
         Decrease (increase) in allowance related to assets held for sale                --                191,000
                                                                                 ------------         ------------
         Balance at end of period .......................................        $  2,807,000         $  2,615,000
                                                                                 ============         ============

         Valuation Allowance on Property and Equipment:

         Balance at beginning of period .................................        $    954,000         $  1,159,000
         Deductions .....................................................                --               (205,000)
                                                                                 ------------         ------------
         Balance at end of period .......................................        $    954,000         $    954,000
                                                                                 ============         ============

         Tax Valuation Allowance for Deferred Tax Assets:

         Balance at beginning of period .................................        $ 25,214,000         $ 25,728,000
         Deductions .....................................................          (1,063,000)            (514,000)
                                                                                 ------------         ------------
         Balance at end of period .......................................        $ 24,151,000         $ 25,214,000
                                                                                 ============         ============

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



18.   SUPPLEMENTAL CASH FLOW INFORMATION

            The Company's non-cash investing and financing activities were as follows:

                                                                     YEAR ENDED               SIX MONTHS ENDED           YEAR ENDED
                                                                     DECEMBER 31,                DECEMBER 31,             JUNE 30,
                                                              ------------------------    ------------------------       ----------
                                                                 2000          1999          1998          1997             1998
                                                              ----------    ----------    ----------    ----------       ----------
                                                                                                        (unaudited)
Cancellation of consulting agreement ......................   $  249,000    $     --      $     --      $     --         $     --

Issuance of warrants in connection with Subordinated debt..      844,000          --            --            --               --


Financed acquisition of property and equipment ............         --          37,000          --            --               --

Forgiveness of amounts due from affiliates ................         --            --       5,569,000          --               --


Issuance of stock in connection with conversion of Senior
   Subordinated Bridge Note (including accrued interest)...         --            --      $2,584,000          --               --


Issuance of common stock in connection with conversion of
   Junior Subordinated Note (including accrued interest)...         --            --       5,423,000          --               --

Issuance of stock upon conversion of Preferred Stock,
   Series 1997-A ..........................................         --            --       4,422,000          --               --

Issuance of common stock upon conversion of Preferred
   Stock, Series C ........................................         --            --         580,000          --               --

Issuance of common stock upon conversion of Preferred
   Stock, Series 1996 .....................................         --            --       3,181,000          --               --

Issuance of Common Stock in connection with employment
   agreement ..............................................         --            --         175,000          --               --

Note received in connection with sale of property and
   equipment ..............................................      252,000          --            --            --         1,500,000

Issuance of stock in lieu of cash payment for accrued
   liabilities ............................................         --            --            --            --           355,000


Issuance of warrants in connection with Summa merger ......         --            --            --            --           657,000

Issuance of stock in connection with Summa merger .........         --            --            --            --           813,000
Issuance of stock in lieu of debt payment .................         --            --            --            --           250,000
Issuance of stock in lieu of dividend payments ............         --            --            --            --           610,000

            As mentioned previously, on December 8, 1998, the Company acquired all of the issued and outstanding shares of common stock of The Rader Group, Incorporated for $1,000,000. In conjunction with the acquisition, liabilities were assumed as follows:

         Fair value of assets acquired............................          $1,096,000
         Cash paid for capital stock..............................          (1,000,000)
         Transaction costs........................................             (48,000)
                                                                            ----------
              Liabilities assumed.................................             $48,000
                                                                            ==========

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



19.   QUARTERLY RESULTS OF OPERATIONS AND OTHER SUPPLEMENTAL INFORMATION
      (UNAUDITED)

            Following is a summary of the Company's quarterly results of operations for the years ended December 31, 2000 and 1999.

                                                                                        QUARTER ENDED
                                                          --------------------------------------------------------------------------
                         2000 (b)                          MARCH 31              JUNE 30            SEPTEMBER 30         DECEMBER 31
                                                          -----------          -----------          -----------          -----------
Net revenues ...................................          $23,457,000          $25,257,000          $27,865,000          $31,781,000
Income from operations .........................              668,000            1,134,000            1,020,000            3,689,000
Income before income taxes and
    extraordinary item .........................              202,000              149,000              200,000            2,549,000
Net income .....................................              160,000              107,000              138,000            2,447,000

Income per common share (a)
Basic ..........................................          $       .02          $       .01          $       .02          $       .27
Diluted ........................................          $       .02          $       .01          $       .02          $       .27

                         1999 (c)

Net revenues ...................................          $18,894,000          $19,923,000          $20,413,000          $22,244,000
Income from operations .........................              484,000              719,000              702,000              996,000
Income before income taxes and
    extraordinary item .........................            1,752,000              412,000              396,000              625,000
Net income .....................................            1,705,000              357,000              396,000              659,000

Income per common share (a)
Basic ..........................................          $      0.19          $      0.04          $      0.04          $      0.07
Diluted ........................................          $      0.19          $      0.04          $      0.04          $      0.07

(a) The quarterly earnings per share amounts may not equal the annual amounts due to changes in the average common and dilutive common equivalent shares outstanding during the year.

(b) During the three months ended June 30, 2000, the Company recorded a $0.5 million loss on sale of assets as a result of the sale on June 7, 2000 of five of the Company's contracts to manage charter schools.

         During the three months ended December 31, 2000, the Company recorded an additional loss on sale of assets of $0.2 million representing cancellation fees related to a long term consulting agreement with the purchaser of these assets.

         During the three months ended December 31, 2000, the Company reduced its litigation reserves by approximately $2.5 million because Management of the Company concluded that the payment of this liability was remote.

(c) During the three months ended March 31, 1999, the Company recorded $1.5 million in other income primarily as a result of two non-recurring settlements in favor of the Company.

                               INDEX OF EXHIBITS

                                                                                                              Page
                                                                                                             Number
                                                                                                             ------

2.3      Agreement of sale and purchase dated April 12, 1995 by and between RHCI San Antonio, Inc. and
         Capstone Capital Corporation (incorporated by reference to Exhibit 2.8 to the Company's Annual
         Report on Form 10-K for the year ended  June 30, 1995).  Pursuant to Reg. S-K, Item 601(b)(2),
         the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the
         Commission upon request.................................................................               --

2.4      Agreement and Plan of Merger dated as of October 1, 1996 among Ramsay Managed Care, Inc., the
         Company and RHCI Acquisition Corp. (incorporated by reference to Exhibit 2 to the Company's
         Current Report on Form 8-K dated October 2, 1996).  Pursuant to Reg. S-K, Item 601(b)(2), the
         Company agrees to furnish a copy of the Disclosure Schedules to such Agreement to the
         Commission upon request.................................................................               --

2.5      Agreement and Plan of Merger dated as of July 1, 1997 among Summa Healthcare Group, Inc., the
         Company and Ramsay Acquisition Corporation (incorporated by reference to Exhibit 2.5 to the
         Company's Annual Report on Form 10-K for the year ended June 30, 1997)..................               --

2.6      Agreement of Purchase and Sale dated as of March 18, 1998 by and between Ramsay Louisiana, Inc.
         and Health-One Properties, LLC (incorporated by reference to Exhibit 2.6 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1998). Pursuant to Reg. S-K, Item
         601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedules and attachments to
         such Agreement to the Commission upon request...........................................               --

2.7      Stock Purchase Agreement dated as of May 1, 1998 by and among the Company, Ramsay Managed Care,
         Inc. and Horizon Health Corporation (incorporated by reference to Exhibit 2.7 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).  Pursuant to Reg. S-K,
         Item 601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedules and
         attachments to such Agreement to the Commission upon request............................               --

2.8      Asset Purchase Agreement dated as of May 15, 1998 by and among Greenbrier Hospital, Inc., the
         Company and Provider Options Holdings, L.L.C (incorporated by reference to Exhibit 2.8 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).   Pursuant to
         Reg. S- K, Item 601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedules and
         attachments to such Agreement to the Commission upon request............................               --

2.9      Purchase Agreement dated as of June 24, 1998 among Charter Behavioral Health  Systems, LLC, the
         Company, Carolina Treatment Center, Inc., Houma Psychiatric Hospital, Inc., Mesa Psychiatric
         Hospital, Inc., RHCI San Antonio, Inc., The Haven Hospital, Inc., Transitional Care Ventures
         (Arizona), Inc., Transitional Care Ventures (North Texas), Inc. and Transitional Care Ventures
         (Texas), Inc. (incorporated by reference to Exhibit 2.9 to the Company's Current Report on Form
         8-K dated October 9, 1998). Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedules and attachments to such Agreement to the Commission upon
         request.................................................................................               --

2.10     Purchase and Sale Contract dated as of June 25, 1998 among Charter Behavioral Health Systems,
         LLC, Carolina Treatment Center, Inc. and Mesa Psychiatric Hospital, Inc. (incorporated by reference to Exhibit 2.10 to the Company's Current Report on Form 8-K

         dated October 9, 1998). Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedules and attachments to such Agreement to the Commission
         upon request..............................................................................             --

2.11     Purchase and Sale Contract dated as of June 26, 1998 among Crescent Real Estate Equities
         Limited Partnership and The Haven Hospital, Inc. (incorporated by reference to Exhibit 2.11 to the Company's Current Report on Form 8-K dated October 9, 1998). Pursuant to Reg. S-K, Item
         601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedules and attachments to
         such Agreement to the Commission upon request.............................................             --

2.12     Asset Purchase Agreement dated as of July 2, 1998 among West Virginia University Hospitals,
         Inc., Psychiatric Institute of West Virginia, Inc. and the Company (incorporated by reference to Exhibit 2.12 to the Company's Current Report on Form 8-K dated October 9, 1998). Pursuant to
         Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedules and
         attachments to such Agreement to the Commission upon request..............................             --

2.13     Amendment No. 1 dated as of September 28, 1998 Purchase Agreement dated as of June 24, 1998 among Charter Behavioral Health Systems, LLC, the Company, Carolina Treatment Center, Inc.,
         Houma Psychiatric Hospital, Inc., Mesa Psychiatric Hospital, Inc., RHCI San Antonio, Inc., The
         Haven Hospital, Inc., Transitional Care Ventures (Arizona), Inc., Transitional Care Ventures
         (North Texas), Inc. and Transitional Care Ventures (Texas), Inc. (incorporated by reference to
         Exhibit 2.13 to the Company's Current Report on Form 8-K dated October 9, 1998)...........             --

2.14     Agreement of Sale and Purchase dated as of September 28, 1998 by and among Havenwyck Hospital,
         Inc., Michigan Psychiatric Services, Inc. and Capstone Capital Corporation (incorporated by reference to Exhibit 2.14 to the Company's Current Report  on Form 8-K dated October 9, 1998).
         Pursuant to Reg. S-K, Item 601(b)(2), the Company  agrees to furnish a copy of the Disclosure
         Schedules and attachments to such Agreement to the Commission upon request................             --

2.15     Stock Purchase Agreement dated as of November 19, 1998 The Rader Group, Incorporated, a Florida
         corporation, The Rader Group, Incorporated, a Colorado corporation, Bill T. Rader, Ph.D. and
         Ramsay Educational Services, Inc. (incorporated by reference to Exhibit 2.15 to the Company's
         Transition Report on Form 10-K for the six months ended December 31, 1998)................             --

2.16     Stock Purchase Agreement dated May 14, 1999 between the Company, Ramsay Hospital Corporation of
         Louisiana, Inc. and Paul Ramsay Holdings Pty. Limited (incorporated by reference to Exhibit
         2.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)..             --

2.17     Asset Purchase Agreement dated as of May 19, 2000 by and among the Company, Charter Behavioral
         Health Systems, LLC, the Charter Subsidiaries, Charter Advantage, LLC and Charter Managed Care
         Services, LLC (incorporated by referenced to Exhibit 2.17 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended June 30, 2000)............................................             --

2.18     First Amendment to Asset Purchase Agreement dated as of June 28, 2000 by and among the Company,
         Charter Behavioral Health Systems, LLC, Charter Behavioral Health System of Manatee Palms, LP,
         Charter Behavioral Health System at Manatee Adolescent Treatment Services, LP, Charter
         Advantage, LLC and Charter Managed Care Services, LLC (incorporated by referenced to Exhibit
         2.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)..             --

2.19     Second Amendment to Asset Purchase Agreement dated July 18, 2000 by and among the Company,
         Charter Behavioral Health Systems, LLC, Charter Behavioral Health System of Manatee Palms, LP,
         Charter Behavioral Health System at Manatee Adolescent Treatment Services, LP, Charter
         Advantage, LLC and Charter Managed Care Services, LLC (incorporated by referenced to Exhibit
         2.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)..             --

2.20     Real Estate Purchase Agreement dated June 22, 2000 by and among the Company and Crescent Real
         Estate Funding VII, L.P (incorporated by referenced to Exhibit 2.20 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 2000)..................................             --

3.1      Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to
         Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended June 30, 1990)..            --

3.2      Certificate of Amendment of Restated Certificate of Incorporation of the Company filed on April
         17, 1991 (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on
         Form S-2, Registration No. 33-40762)......................................................             --

3.3      Certificate of Correction to Certificate of Amendment of Restated Certificate of Incorporation
         of the Company filed on April 18, 1991 (incorporated by reference to Exhibit 3.3 to the
         Company's Registration Statement on Form S-2, Registration No. 33 40762)..................             --

3.4      By-Laws of the Company, as amended to date (incorporated by reference to Exhibit 3.4 to the
         Company's Annual Report on Form 10-K for the year ended June 30, 1994)....................             --

4.13     Amended and Restated Subscription Agreement dated October 26, 1998 between the Company and Paul
         Ramsay Holdings Pty. Limited ("Holdings Pty.") (incorporated by reference to Exhibit 4.13 to
         the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).....             --

4.14     Amended and Restated Subscription Agreement dated October 26, 1998 between the Company and Luis
         E. Lamela (incorporated by reference to Exhibit 4.14 to the Company's Quarterly Report on Form
         10-Q for the quarter ended September 30, 1998)............................................             --

4.15     Subscription Agreement dated October 26, 1998 between the Company and  Haythe & Curley
         (incorporated by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended September 30, 1998).....................................................             --

4.16     Subscription Agreement dated as of October 26, 1998 between the Company and  Dauphin Capital
         Partners I, LP (incorporated by reference to Exhibit 4.16 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1998).......................................             --

4.17     Subscription Agreement dated as of October 26, 1998 between the Company and Moises Hernandez,
         M.D (incorporated by reference to Exhibit 4.17 to the Company's Quarterly Report on Form 10-Q
         for the quarter ended September 30, 1998).................................................             --

4.18     Subscription Agreement dated as of October 26, 1998 between the Company and Tom Hodapp
         (incorporated by reference to Exhibit 4.18 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended September 30, 1998).....................................................             --

4.19     Subscription Agreement dated as of October 26, 1998 between the Company and Aaron Beam
         (incorporated by reference to Exhibit 4.19 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended September 30, 1998).....................................................             --

4.20     Subscription Agreement dated as of October 26, 1998 between the Company and Sanford R.
         Robertson (incorporated by reference to Exhibit 4.20 to the Company's Quarterly Report on Form
         10-Q for the quarter ended September 30, 1998)............................................             --

4.21     Revolving Credit Note dated October 30, 1998 by the Company in the aggregate principal amount of $8,000,000 payable to the order of Fleet Capital Corporation (incorporated by reference to
         Exhibit 4.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
         1998).....................................................................................             --

4.22     Secured Promissory Note (Term Note) by the Company in the aggregate principal amount of
         $8,000,000 payable to the order of Fleet Capital Corporation (incorporated by reference to
         Exhibit 4.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
         1998).....................................................................................             --

4.23     Secured Promissory Note (Acquisition Note) by the Company in the aggregate principal amount of
         $6,000,000 payable to the order of Fleet Capital Corporation (incorporated by reference to
         Exhibit 4.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
         1998).....................................................................................             --

10.64    Ramsay Health Care, Inc. 1990 Stock Option Plan, as amended to date (incorporated by reference
         Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed on March 6, 1991)...             --

10.66    Ramsay Health Care, Inc. Deferred Compensation and Retirement Plan (incorporated by reference to Exhibit 10.79 to the Company's Registration Statement on Form S-2, Registration
         No. 33-40762).............................................................................             --

10.68    Indemnity Agreement dated as of June 1991 between the Company and Ramsay Holdings HSA Limited
         (incorporated by reference to Exhibit 10.84 to the Company's Registration Statement on Form
         S-2, Registration No. 33-40762)...........................................................             --

10.70    Ramsay Health Care, Inc. 1991 Stock Option Plan (incorporated by reference to Exhibit 10.91 to
         the Company's Annual Report on Form 10-K for the year ended June 30, 1992)................             --

10.76    Ramsay Health Care, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 10.83 to
         the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)......             --

10.77    Ramsay Health Care, Inc. 1993 Employee Stock Purchase Plan (incorporated by reference to
         Exhibit 10.84 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31,
         1993).....................................................................................             --

10.80    Rights Agreement dated as of August 1, 1995 between the Company and First Union National Bank of North Carolina, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary Rights to Purchase Common Shares as Exhibit B (incorporated by reference to
         Exhibit 4.1 to the Company's  Current Report on Form 8-K dated August 1, 1995)............             --

10.81    Amendment to Rights Agreement, dated October 3, 1995 between the Company and First Union
         National Bank of North Carolina, as Rights Agent (incorporated by reference to Exhibit 10.102
         to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)..             --

10.82    Amendment No. 2 to Rights Agreement, dated as of November 1, 1996 between the Company and First
         Union National Bank of North Carolina, as Rights Agent

         (incorporated by reference to Exhibit 10.101 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended September 30, 1996) ...........................................................      --

10.85    Lease Agreement dated April 12, 1995 between Capstone Capital of San Antonio, LTD, d/b/a Cahaba of San Antonio, LTD. and RHCI San Antonio, Inc. (incorporated by reference to Exhibit 10.89 to
         the Company's Annual Report on Form 10-K for the year ended June 30, 1995).......................      --

10.90    Tax Sharing Agreement dated as of October 25, 1994 between the Company and RMCI (incorporated by reference to Exhibit 10.5 to RMCI's Registration Statement on Form S-1 (Registration No.
         33-78034) filed with the Commission on April 24, 1995)...........................................      --

10.95    Amended and Restated Stock Purchase Agreement dated October 12, 1995 by and among Paul Ramsay
         Holdings Pty. Limited, Ramsay Health Care, Inc. and, solely for the purpose of  Section I, III and VI of the agreement, Ramsay Health Care Pty. Limited (incorporated by reference to Exhibit
         10.101 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)..      --

10.96    Amendment to Rights Agreement, date October 3, 1995 between Ramsay Health Care, Inc. and First
         Union National Bank of North Carolina, as Rights Agent (incorporated by reference to Exhibit
         10.102 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)..      --

10.97    Ramsay Health Care, Inc. 1995 Long Term Incentive Plan (incorporated by reference to Exhibit
         10.103 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995)...      --

10.98    Stock Purchase Agreement dated as of August 13, 1996 by and among Paul Ramsay Holdings Pty.
         Limited, the Company and, solely for purposes of Sections I, III and IV thereof, Ramsay Health
         Care Pty. Limited (incorporated by reference to Exhibit 10.94 to the Company's Annual Report on
         Form 10-K for the year ended June 30, 1996)......................................................       --

10.100   Exchange Agreement dated September 10, 1996, by and among the Company, Paul Ramsay Hospitals
         Pty. Limited and Paul J. Ramsay, including a related Warrant Certificate dated September 10,
         1996 issued to Ramsay Hospitals Pty. Limited (incorporated by reference to Exhibit 10.96 to the
         Company's Annual Report on Form 10-K for the year ended June 30, 1996)...........................      --

10.103   Letter Agreement dated as of September 10, 1996 by and among the Company, Ramsay Health Care
         Pty. Limited Paul Ramsay Holdings Pty. Limited, including a related Warrant Certificate dated
         September 10, 1996 issued to Paul Ramsay Holdings Pty. Limited (incorporated by reference to
         Exhibit 10.98 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996)......      --

10.104   Employment Agreement dated August 12, 1996 by and between the Company and Remberto Cibran
         (incorporated by reference to Exhibit 10.99 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended September 30, 1996)............................................................      --

10.110   Employment Agreement dated as of October 1, 1997 by and between the Company and Luis E. Lamela
         (incorporated by reference to Exhibit 10.110 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended September 30, 1997)............................................................      --

10.116   Lease Agreement dated as of September 28, 1998 between Capstone Capital Corporation and
         Havenwyck Hospital, Inc. (incorporated by reference to Exhibit 10.116 to the Company's Current
         Report on Form 8-K dated October 9, 1998)........................................................      --

10.117   Guaranty of Obligations Pursuant to Lease Agreement described in Exhibit 10.116 above dated as of September 28, 1998 by the Company in favor of Capstone Capital Corporation (incorporated by
         reference to Exhibit 10.117 to the Company's Current Report on Form 8-K dated October 9, 1998)..       --

10.126   Amendment No. 3 to Rights Agreement dated as of October 15, 1998 between the Company and First
         Union National Bank of North Carolina, as Rights Agent (incorporated by reference to Exhibit
         10.126 to the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998)..........       --

10.127   Loan and Security Agreement dated as of October 30, 1998 by and among the Company, certain subsidiaries of the Company on the signature pages thereto,  Fleet Capital Corporation, as a
         Lender and as Agent, and the Lenders from time to time party thereto. (incorporated by reference to Exhibit 10.127 to the Company's Annual Report on Form 10-K/A for the year ended
         June 30, 1998)..................................................................................       --

10.128   Subordination Agreement dated October 30, 1998 by and among Holdings Pty., Paul Ramsay
         Hospitals Pty. Limited, Ramsay Holdings HSA Limited and Fleet Capital Corporation, as Agent,
         and consented to by the Company and certain of its subsidiaries on the signature pages thereto
         (incorporated by reference to Exhibit 10.128 to the Company's Annual Report on Form 10-K/A for
         the year ended June 30, 1998)...................................................................       --

10.129   Junior Subordinated Loan and Exchange Agreement dated as of October 30, 1998 by and between
         Holdings Pty. and the Company (incorporated by reference to Exhibit 10.129 to the Company's
         Annual Report on Form 10-K/A for the year ended June 30, 1998)..................................       --

10.131   First Amendment to Loan and Security Agreement dated as of March 19, 1999 by and among the
         Company, certain subsidiaries of the Company on the signature pages thereto, Fleet Capital
         Corporation, as a Lender and as Agent for the  Lenders, and the Lenders from time to time party thereto (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1999)..............................................................................       --

10.132   Guaranty dated as of March 19, 1999 by and among The Rader Group, Incorporated, Ramsay Youth
         Services Puerto Rico, Inc. in favor of Fleet Capital Corporation, as Lender and Agent for the
         Lenders, and the Lenders from time to time party thereto (incorporated by reference to the
         Company's Transition Report on Form 10-K for the six months ended December 31, 1998)............       --

10.133   Security Agreement dated as of March 19, 1999 by and among The Rader Group, Incorporated,
         Ramsay Youth Services Puerto Rico, Inc. in favor of Fleet Capital Corporation, as Lender and
         Agent for the Lenders, and the Lenders from time to time party thereto (incorporated by reference to the Company's Transition Report on Form 10-K for the six months ended December 31,
         1998)...........................................................................................       --

10.134   Pledge Amendment dated as of March 19, 1999 by the Company in favor of Fleet Capital
         Corporation, as Secured Party (incorporated by reference to the Company's Transition Report on
         Form 10-K for the six months ended December 31, 1998)...........................................       --

10.135   Pledge Agreement dated as of March 19, 1999 by and between Ramsay Educational Services, Inc. in favor of Fleet Capital Corporation, as Agent for the Lenders (incorporated by reference to the
         Company's Transition Report on Form 10-K for the six months ended December 31, 1998)............       --

10.136   First Amendment to Employment Agreement dated December 1, 1998 between the Company and Luis E.
         Lamela (incorporated by reference to the Company's Transition Report on Form 10-K for the six
         months ended December 31, 1998)..............................................................          --

10.137   First Amendment to Employment Agreement dated December 1, 1998 between the Company and Remberto
         Cibran (incorporated by reference to the Company's Transition Report on Form 10-K for the six
         months ended December 31, 1998)..............................................................          --

10.138   Second Amendment to Loan Agreement, Consent and Borrowing Base Change Notice dated as of June
         30, 1999 by and among the Company, certain subsidiaries of the Company and Fleet Capital
         Corporation, as agent and lender (incorporated by reference to Exhibit 10.138 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)...........................          --

10.139   Third Amendment to Loan and Security Agreement dated as of November 28, 1999 by and among the
         Company, the subsidiaries of the Company and Fleet Capital Corporation as agent and lender
         (incorporated by reference to Exhibit 10.139 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1999)........................................................          --

10.140   Fourth Amendment to Loan and Security Agreement dated as of January 25, 2000 by and among the
         Company, the subsidiaries of the Company and Fleet Capital Corporation, as agent and lender
         (incorporated by reference to Exhibit 10.140 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1999).........................................................         --

10.141   Subordinated Note and Warrant Purchase Agreement dated as of January 25, 2000 by and among the
         Company, the subsidiaries of the Company as Guarantors and SunTrust Banks, Inc. as the
         Purchaser (incorporated by reference to Exhibit 10.141 to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1999)...............................................         --

10.142   Registration Rights Agreement dated as of January 25, 2000 by and between the Company and
         SunTrust Banks, Inc. (incorporated by reference to Exhibit 10.142 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1999).....................................         --

10.143   Ramsay Youth Services, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit
         10.143 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)......         --

10.144   Fifth Amendment to Loan and Security Agreement dated as of June 19, 2000 by and among the
         Company, the subsidiaries of the Company and Fleet Capital Corporation, as agent and lender.
         Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and
         Exhibits to such Agreement to the Commission upon request (incorporated by reference to Exhibit
         10.144 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)...          --

10.145   Amended and Restated Subordinated Note and Warrant Purchase Agreement dated as of June 19, 2000 by and among the Company, the subsidiaries of the Company as Guarantors and SunTrust Banks,
         Inc., and ING (U.S.) Capital, LLC as Purchasers (incorporated by reference to Exhibit 10.145 to
         the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).............          --

10.146   Sixth Amendment to Loan and Security Agreement dated as of August 4, 2000 by and among the
         Company, the subsidiaries of the Company and Fleet Capital Corporation, as agent and lender
         (incorporated by reference to Exhibit 10.146 to the Company's Quarterly Report on Form 10-Q for
         the quarter ended June 30, 2000).............................................................          --

10.147   Ramsay Youth Services, Inc. 1999 Employee Stock Purchase Plan (incorporated by reference to
         Exhibit 4.3 to the Company's Registration Statement on Form S-8 dated September 22, 2000).....         --

10.148   First Amendment to Amended and Restated Subordinated Note and Warrant Purchase Agreement and
         First Amendment to Amended and Restate Subordination Agreement dated as of July 31, 2000 by and among the Company, the subsidiaries of the Company listed on the signature pages hereto, as
         Guarantors, SunTrust Banks, Inc., and ING (U.S.) Capital, LLC as Purchasers and Fleet Capital
         Corporation..................................................................................

11       Computation of Net Income (Loss) Per Share..............................................

21       Subsidiaries of the Company.............................................................

23       Consent of Ernst & Young LLP............................................................

23.1     Consent of Deloitte & Touche LLP........................................................



Copies of exhibits filed with this Annual Report on Form 10-K or incorporated herein by reference do not accompany copies hereof for distribution to stockholders of the Company. The Company will furnish a copy of such exhibits to any stockholder requesting it.