Form 10-Q
period 2001-03-31
RAMSAY YOUTH SERVICES INC
filed 2001-05-15
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

         The number of shares of the Registrant's Common Stock outstanding as of May 2, 2001, follows:

         Common Stock, par value $0.01 per share - 9,137,430 shares

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                                                   PAGE
                                                                                                   ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................................      1

Condensed Consolidated Balance Sheets - March 31, 2001 and
         December 31, 2000.....................................................................      1

Condensed Consolidated Statements of Operations - Quarters ended
         March 31, 2001 and 2000...............................................................      3

Condensed Consolidated Statements of Cash Flows - Quarters ended March 31,
         2001 and 2000.........................................................................      4

Notes to Condensed Consolidated Financial Statements - March 31, 2001..........................      5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................................      9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................     13


PART II. OTHER INFORMATION

Item 1.  Other Information.....................................................................     14

Item 2.  Exhibits and Current Reports on Form 8-K..............................................     15

SIGNATURES.....................................................................................     16


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            MARCH 31,         DECEMBER 31,
                                                                              2001                2000
                                                                          --------------     ---------------
                                                                           (UNAUDITED)

ASSETS

Current assets
   Cash and cash equivalents...................................               $1,075,000         $1,539,000
   Accounts receivable, less allowances for doubtful accounts of
     $2,403,000 and $2,807,000 at March 31, 2001 and December 31,
     2000, respectively........................................               23,544,000         22,368,000
   Amounts due from third-party contractual agencies...........                1,135,000          1,164,000
   Other receivables...........................................                  739,000            602,000
   Other current assets........................................                2,476,000          2,323,000
                                                                          --------------     ---------------
     Total current assets......................................               28,969,000         27,996,000


Other assets
   Cash held in trust..........................................                1,012,000          1,041,000
   Cost in excess of net asset value of purchased
     businesses, net...........................................                2,495,000          2,548,000
   Unamortized loan costs, net.................................                1,328,000          1,415,000
   Net assets held for sale....................................                2,131,000          2,129,000
                                                                          --------------     ---------------
     Total other assets........................................                6,966,000          7,133,000

Property and equipment
   Land........................................................                4,666,000          4,666,000
   Buildings and improvements..................................               36,732,000         36,351,000
   Equipment, furniture and fixtures...........................               11,883,000         11,698,000
                                                                          --------------     ---------------
                                                                              53,281,000         52,715,000

   Less accumulated depreciation...............................               18,792,000         18,246,000
                                                                          --------------     ---------------
                                                                              34,489,000         34,469,000
                                                                          --------------     ---------------
                                                                             $70,424,000        $69,598,000
                                                                          ==============     ===============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           MARCH 31,         DECEMBER 31,
                                                                              2001               2000
                                                                         ---------------    ---------------
                                                                          (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable............................................             $7,151,000         $7,606,000
   Accrued salaries and wages..................................              5,864,000          4,284,000
   Other accrued liabilities...................................              1,280,000          1,343,000
   Amounts due to third-party contractual agencies.............              3,830,000          3,632,000
   Current portion of long-term debt...........................              2,924,000          2,803,000
                                                                         ---------------    ---------------
     Total current liabilities.................................             21,049,000         19,668,000

Noncurrent liabilities
   Other accrued liabilities...................................              4,049,000          4,389,000
   Long-term debt, less current portion........................             24,095,000         24,708,000
                                                                         ---------------    ---------------
     Total liabilities.........................................             49,193,000         48,765,000
                                                                         ---------------    ---------------

Commitments and contingencies

Stockholders' equity

   Common stock $.01 par value--authorized 30,000,000 shares;
     issued 9,137,430 shares at March 31, 2001 and 9,121,180
     shares at December 31, 2000...............................                 91,000             91,000
   Additional paid-in capital..................................            127,038,000        127,024,000
   Accumulated deficit.........................................           (101,999,000)      (102,383,000)
   Treasury stock--193,850 common shares at March 31, 2001 and
     December 31, 2000, at cost................................             (3,899,000)        (3,899,000)
                                                                         ---------------    ---------------
           Total stockholders' equity..........................             21,231,000         20,833,000
                                                                         ---------------    ---------------
                                                                           $70,424,000        $69,598,000
                                                                         ===============    ===============



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                            QUARTER ENDED MARCH 31,
                                                                       -----------------------------------
                                                                            2001               2000
                                                                       ----------------   ----------------
REVENUES.......................................................          $31,789,000        $23,457,000

Operating Expenses:
   Salaries, wages and benefits................................           19,827,000         14,687,000
   Other operating expenses....................................            8,992,000          6,931,000
   Provision for doubtful accounts.............................              832,000            581,000
   Depreciation and amortization...............................              593,000            590,000
                                                                       ----------------   ----------------
TOTAL OPERATING EXPENSES.......................................           30,244,000         22,789,000
                                                                       ----------------   ----------------

Income from operations.........................................            1,545,000            668,000

Non-operating income (expenses):
   Investment and other income.................................                   --             28,000
   Interest and other financing charges........................             (985,000)          (494,000)
                                                                       ----------------   ----------------
     Total non-operating income (expenses), net................             (985,000)          (466,000)

INCOME BEFORE INCOME TAXES.....................................              560,000            202,000

Provision for income taxes.....................................              176,000             42,000
                                                                       ----------------   ----------------
NET INCOME.....................................................             $384,000           $160,000
                                                                       ================   ================
Income attributable to common stockholders.....................             $384,000           $160,000
                                                                       ================   ================
Income per common share:
   Basic.......................................................                 $.04               $.02
                                                                       ================   ================
   Diluted.....................................................                 $.04               $.02
                                                                       ================   ================

Weighted average number of common shares outstanding:

   Basic.......................................................            8,929,000          8,895,000
                                                                       ================   ================
   Diluted.....................................................            8,929,000          9,003,000
                                                                       ================   ================


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              QUARTER ENDED MARCH 31,
                                                                        ------------------------------------
                                                                             2001                2000
                                                                        ----------------    ----------------

Cash flows from operating activities:
   Net income..................................................               $384,000            $160,000
   Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation..............................................                546,000             468,000
     Amortization, including loan costs........................                236,000             196,000
     Provision for doubtful accounts...........................                832,000             581,000
     Change in operating assets and liabilities:
       Accounts receivable.....................................             (2,008,000)         (1,798,000)
       Other current assets....................................               (261,000)          1,385,000
       Accounts payable........................................               (455,000)         (2,365,000)
       Accrued salaries, wages and other accrued liabilities...              1,177,000             192,000
       Amounts due to third-party contractual agencies.........                198,000             283,000
                                                                        ----------------    ----------------
         Total adjustments.....................................                265,000          (1,058,000)
                                                                        ----------------    ----------------
           Net cash provided by (used in) operating activities.                649,000            (898,000)
                                                                        ----------------    ----------------
Cash flows from investing activities:
   Increase in net assets held for sale........................                 (2,000)            (33,000)
   Expenditures for property and equipment.....................               (566,000)           (394,000)
   Acquisitions................................................                     --            (149,000)
   Cash held in trust..........................................                 30,000                  --
                                                                        ----------------    ----------------
           Net cash used in investing activities...............               (538,000)           (576,000)
                                                                        ----------------    ----------------
Cash flows from financing activities:
   Loan costs..................................................                 (2,000)           (326,000)
   Proceeds from issuance of debt and warrants.................                 89,000           5,149,000
   Payments on debt............................................               (676,000)         (2,375,000)
   Net proceeds from exercise of options and stock purchases...                 14,000              24,000
   Registration costs..........................................                     --             (18,000)
                                                                        ----------------    ----------------
           Net cash (used in) provided by financing activities.               (575,000)          2,454,000
                                                                        ----------------    ----------------
Net (decrease) increase in cash and cash equivalents...........               (464,000)            980,000
Cash and cash equivalents at beginning of period...............              1,539,000             622,000
                                                                        ----------------    ----------------
Cash and cash equivalents at end of period.....................             $1,075,000          $1,602,000
                                                                        ================    ================
Cash paid during the period for:
   Interest....................................................               $813,000            $422,000
                                                                        ================    ================
   Income taxes................................................               $211,000            $889,000
                                                                        ================    ================

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001



NOTE 1.  BASIS OF PRESENTATION

         The Company is a provider and manager of juvenile justice and behavioral healthcare programs and services for at-risk and troubled youth in residential and non-residential settings nationwide. The Company offers its full spectrum of education, treatment and community based programs and services in Alabama, Florida, Hawaii, Missouri, Michigan, Nevada, North Carolina, South Carolina, Texas, Utah and the Commonwealth of Puerto Rico. The Company also provides a limited range of adult behavioral services at certain of its locations in response to community demand.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are, unless otherwise discussed in this report, of a normal recurring nature and have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         On August 4, 2000, the Company acquired the operating assets of Charter Behavioral Health System of Manatee Palms, L.P. ("Manatee Palms") from Charter Behavioral Health Systems, LLC and the corresponding real estate from Crescent Real Estate Funding VII, L.P. for a cash purchase price of $7,700,000. The acquisition was accounted for under the purchase method of accounting. In connection with the acquisition, the Company recorded cost in excess of net asset value of purchased businesses of $1,892,000. This amount is being amortized on a straight-line basis over a term of 20 years. The operations of Manatee Palms have been included in the Company's consolidated statement of operations effective August 4, 2000. The Company's Senior Credit Facility was amended on August 4, 2000 to provide for the approval of this acquisition.

NOTE 2.  LONG-TERM DEBT

         The Company's long-term debt is as follows:


                                                                                  MARCH 31,         DECEMBER 31,
                                                                                    2001                2000
                                                                               ----------------    ----------------

                   Variable rate Term Loan, due October 30, 2003.......           $10,002,000          $10,597,000
                   Revolver, due October 30, 2003......................             5,676,000            5,586,000
                   Acquisition Loan, due October 30, 2003..............             2,084,000            2,162,000
                   Subordinated Note (net of discount of $375,000 and
                      $421,000), due January 24, 2007..................             4,625,000            4,579,000
                   Subordinated Note (net of discount of $392,000 and
                      $440,000), due January 24, 2007..................             4,608,000            4,560,000
                   Other ..............................................                24,000               27,000
                                                                               ----------------    ----------------
                                                                                   27,019,000           27,511,000
                   Less current portion................................             2,924,000            2,803,000
                                                                               ----------------    ----------------
                                                                                  $24,095,000          $24,708,000
                                                                               ================    ================


                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


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

         The Company failed to maintain the required senior debt fixed charged coverage and leverage ratios as of December 31, 2000. The Company's senior lender agreed to waive these requirements as of December 31, 2000. Effective March 31, 2001, the Company's Senior Credit Facility was amended (the "Seventh Amendment"). Under the Seventh Amendment, certain coverage and leverage ratios required to be met by the Company were revised. As of March 31, 2001, the Company is in compliance with all senior debt covenants under the Seventh Amendment.

         On April 14, 2001, the Company's subordinated debt agreement was amended (the "Second Amendment"). Under the Second Amendment, certain coverage and leverage ratios required to be met by the Company were revised retroactive to March 31, 2001. As of March 31, 2001, the Company is in compliance with all subordinated debt covenants.

NOTE 3.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                              QUARTER ENDED MARCH 31,
                                                                        ------------------------------------
                                                                             2001                2000
                                                                        ----------------    ----------------
                                                                          (unaudited)         (unaudited)
Numerator:
     Numerator for basic earnings per share - income attributable
       to common stockholders.................................                 $384,000            $160,000

   Effect of dilutive securities..............................                       --                  --
                                                                        ----------------    ----------------
                                                                                     --                  --
                                                                        ----------------    ----------------
     Numerator for diluted earnings per share - income
       attributable to common stockholders after assumed
       conversions............................................                 $384,000            $160,000
                                                                        ================    ================

Denominator:
   Denominator for basic earnings per share - weighted-average
     shares...................................................                8,929,000           8,895,000

   Effect of dilutive securities:
     Employee stock options and warrants......................                       --             108,000
                                                                        ----------------    ----------------
   Dilutive potential common shares...........................                       --             108,000
                                                                        ----------------    ----------------
     Denominator for diluted earnings per share - adjusted
       weighted-average shares and assumed conversions........                8,929,000           9,003,000
                                                                        ================    ================
Basic earnings per share......................................                    $.04                $.02
                                                                        ================    ================
Diluted earnings per share....................................                    $.04                $.02
                                                                        ================    ================

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


         For the quarter ended March 31, 2001 and 2000, respectively, 1,792,947 and 2,917,739 options and warrants were excluded from the above computation because their effect would be antidilutive.

NOTE 4.  SEGMENT INFORMATION

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

         The following table set forth, for each of the periods indicated, certain information about segment results of operations and segment assets. There are no inter-segment sales or transfers. Segment profit consists of revenue less operating expenses, and does not include investment income and other, interest and other financing charges, non-recurring items and income taxes. Total assets are those assets used in the operations in each segment. Corporate assets include cash and cash equivalents, property and equipment, intangible assets and notes receivable. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                                                     QUARTER ENDED
                                                       MARCH 31,
                                              -----------------------------
                                                  2001           2000
                                              -------------- --------------

SEGMENT REVENUE
   Behavioral healthcare....................   $23,574,000    $19,389,000
   Juvenile justice.........................     8,215,000      4,068,000
                                              -------------- --------------
Total consolidated revenues.................   $31,789,000    $23,457,000
                                              ============== ==============

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES



                                                           QUARTER ENDED
                                                             MARCH 31,
                                                    ---------------------------
                                                         2001           2000
                                                    ------------   ------------

SEGMENT DEPRECIATION AND AMORTIZATION
   Behavioral healthcare .........................  $    454,000   $    376,000
   Juvenile justice ..............................       102,000         92,000
                                                    ------------   ------------
                                                         556,000        468,000

Reconciling items
   Corporate depreciation and amortization .......        37,000        122,000
                                                    ------------   ------------
Total consolidated depreciation and amortization .  $    593,000   $    590,000
                                                    ============   ============

Segment profit
   Behavioral healthcare .........................  $  2,285,000   $  1,857,000
   Juvenile justice ..............................       862,000        380,000
                                                    ------------   ------------
                                                       3,147,000      2,237,000

Reconciling items
   Corporate expenses ............................    (1,602,000)    (1,569,000)
   Investment income and other ...................            --         28,000
   Interest and other financing charges ..........      (985,000)      (494,000)
                                                    ------------   ------------
Total consolidated income before income taxes ....  $    560,000   $    202,000
                                                    ============   ============

Segment capital expenses
   Behavioral healthcare .........................  $    336,000   $    454,000
   Juvenile justice ..............................       200,000         69,000
                                                    ------------   ------------
                                                         536,000        523,000

Reconciling items
   Corporate assets ..............................        28,000         20,000
  Assets held for sale ...........................         2,000         33,000
                                                    ------------   ------------
Total consolidated capital expenditures ..........  $    566,000   $    576,000
                                                    ============   ============

SEGMENT ASSETS
   Juvenile justice ..............................  $ 12,905,000   $  6,644,000
   Behavioral healthcare .........................    54,605,000     46,625,000
                                                    ------------   ------------
Total segment assets .............................    67,510,000     53,269,000

RECONCILING ITEMS
   Corporate assets ..............................     2,914,000      4,407,000
                                                    ------------   ------------
Total consolidated assets ........................  $ 70,424,000   $ 57,676,000
                                                    ============   ============

NOTE 5.  ACCOUNTS RECEIVABLE

         The Company has experienced delays in the collection of receivables from its contracts in Puerto Rico. As of March 31, 2001, the Company had approximately $5,180,000 in outstanding receivables due from the Commonwealth of Puerto Rico, of which $1,485,000 was over 120 days past due. As of May 9, 2001, the Company had collected approximately $1,357,000 of the outstanding receivable balance and had established reserves of $362,000 against the remaining balance. The Company and its advisors are in active discussions with the Government of Puerto Rico with respect to the payment of the outstanding receivables. The Company believes that it has fully performed its obligations under the Puerto Rico contracts and is entitled to receive payment of these receivables in full. Although the Company has been advised by its legal counsel that the net receivables due on the Puerto Rico contracts are collectable, there can be no assurances that future transactions or events will not result in the need for additional reserves for these accounts receivable. If the Company were to record additional reserves, it would adversely affect earnings in the period in which the reserves are recorded.

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

         IN CONNECTION WITH THE "SAFE-HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE COMPANY NOTES THAT THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS ABOUT THE COMPANY. THE COMPANY IS HEREBY SETTING FORTH CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN ANY FORWARD-LOOKING STATEMENTS OR INFORMATION MADE BY OR ON BEHALF OF OR CONCERNING THE COMPANY. SOME OF THE MOST SIGNIFICANT FACTORS INCLUDE (I) ACCELERATING CHANGES OCCURRING IN THE AT-RISK YOUTH INDUSTRY, INCLUDING COMPETITION FROM CONSOLIDATING AND INTEGRATED PROVIDER SYSTEMS AND LIMITATIONS ON REIMBURSEMENT RATES, (II) FEDERAL AND STATE GOVERNMENTAL BUDGETARY CONSTRAINTS WHICH COULD HAVE THE EFFECT OF LIMITING THE AMOUNT OF FUNDS AVAILABLE TO SUPPORT GOVERNMENTAL PROGRAMS, (III) STATUTORY, REGULATORY AND ADMINISTRATIVE CHANGES OR INTERPRETATIONS OF EXISTING STATUTORY AND REGULATORY PROVISIONS AFFECTING THE CONDUCT OF THE COMPANY'S BUSINESS AND AFFECTING CURRENT AND PRIOR REIMBURSEMENT FOR THE COMPANY'S SERVICES AND (IV) THE COMPANY'S INABILITY TO SUCCESSFULLY IMPLEMENT ITS NEW STRATEGIC DIRECTION OF PROVIDING TREATMENT AND EDUCATION PROGRAMS FOR AT-RISK AND TROUBLED YOUTH, AND
(V) UNCERTAINTIES REGARDING ISSUES IN THE PUERTO RICO MARKET SERVICED BY THE COMPANY. THERE CAN BE NO ASSURANCE THAT ANY ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. AS A RESULT OF THE FACTORS IDENTIFIED ABOVE AND INCLUDING ANY OTHER FACTORS, THE COMPANY'S ACTUAL RESULTS OR FINANCIAL OR OTHER CONDITION COULD VARY SIGNIFICANTLY FROM THE PERFORMANCE OR EXPECTATION SET FORTH IN ANY FORWARD-LOOKING STATEMENTS OR INFORMATION.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

                              RESULTS OF OPERATIONS

JUVENILE JUSTICE SEGMENT

         The following table states for the period indicated our juvenile justice and percentage of revenue terms (in thousands):


                                                                 QUARTER ENDED
                                               ---------------------------------------------------
                                                         2001                      2000
                                               ------------------------- -------------------------

Revenues..................................         $8,215        100.0%      $4,068        100.0%

Expenses:
   Salaries, wages and benefits...........          5,316         64.7%       2,651         65.2%
   Other operating expenses...............          1,871         22.8%         923         22.7%
   Provision for doubtful accounts........             64          0.8%          22          0.5%
   Depreciation and amortization..........            102          1.2%          92          2.2%
                                               ------------ ------------ ------------ ------------
     Total operating expenses.............          7,353         89.5%       3,688         90.7%
                                               ------------ ------------ ------------ ------------
Income (loss) from operations.............           $862         10.5%        $380          9.3%
                                               ============ ============ ============ ============


REVENUES

         Juvenile justice revenues increased from $4.1 million in the quarter ended March 31, 2000 to $8.2 million in the quarter ended March 31, 2001. The increase of $4.1 million in revenues from 2000 to 2001 is primarily a result of an increase in revenues of $1.9 million from new programs awarded to the Company, the acquisition of Manatee Palms in August 2000 and the full quarter effect of programs initiated by the Company, during the quarter ended March 31, 2000.

SALARIES, WAGES AND BENEFITS

         Juvenile justice salaries, wages and benefits increased from $2.7 million in the quarter ended March 31, 2000 to $5.3 million in the quarter ended March 31, 2001. The decrease as a percentage of revenues is primarily due to the Manatee Palms acquisition. Salaries, wages and benefits as a percentage of revenues for the Manatee Palms facilities are lower than the Company's other Juvenile Justice programs.

OTHER OPERATING EXPENSES

         Juvenile justice other operating expenses increased from $0.9 million in the quarter ended March 31, 2000 to $1.9 million in the quarter ended March 31, 2001. Other operating expenses during the quarter ended March 31, 2001 did not fluctuate significantly as a percentage of revenue when compared to the same period in the prior year.

PROVISION FOR DOUBTFUL ACCOUNTS

         Juvenile justice provision for doubtful accounts increased as a percentage of revenue from 0.5% in the quarter ended March 31, 2000 to 0.8% in the quarter ended March 31, 2001 primarily as a result of increases in reserves in the Puerto Rico market.

DEPRECIATION AND AMORTIZATION

         The growth in the Company's Juvenile Justice programs has been primarily in contracts which have been awarded to the Company with the right to occupy a building owned by the payor source. As a result, depreciation and amortization as a percentage of revenues has decreased when compared to the same period as last year.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


BEHAVIORAL HEALTHCARE SEGMENT


                                                                 QUARTER ENDED
                                               ---------------------------------------------------
                                                         2001                      2000
                                               ------------------------- -------------------------
Revenues..................................        $23,574        100.0%     $19,389        100.0%

Expenses:
   Salaries, wages and benefits...........         13,730         58.2%      11,382         58.7%
   Other operating expenses...............          6,337         26.9%       5,214         26.9%
   Provision for doubtful accounts........            768          3.3%         560          2.9%
   Depreciation and amortization..........            454          1.9%         376          1.9%
                                               ------------ ------------ ------------ ------------
     Total operating expenses.............         21,289         90.3%      17,532         90.4%
                                               ------------ ------------ ------------ ------------
Income (loss) from operations.............         $2,285          9.7%      $1,857          9.6%
                                               ============ ============ ============ ============

REVENUES

         Behavioral healthcare revenues increased form $19.4 million in the quarter ended March 31, 2000 to $23.6 million in the quarter ended March 31, 2001. The increase of $4.2 million in revenues from 2000 to 2001 is primarily a result of (i) an increase in revenues of $0.9 million from new programs, (ii) an increase in revenues of $1.7 million from the acquisition of Manatee Palms facility and (iii) an increase of $1.6 million in the Company's other behavioral healthcare facilities primarily due to a total increase in census of 9.4% between periods (from 55,345 days during the quarter ended March 31, 2000 to 60,550 days during the quarter ended March 31, 2001).

SALARIES, WAGES AND BENEFITS

         Behavioral healthcare salaries, wages and benefits were $11.4 million, or 58.7% of behavioral healthcare revenues for the quarter ended March 31, 2000, compared to $13.7 million, or 58.2% of behavioral healthcare revenues for the quarter ended March 31, 2001. The decrease as a percentage of revenues is primarily due to the Manatee Palms acquisition. Salaries, wages and benefits as a percentage of revenues of the Manatee Palm facility is lower than the Company's other Behavioral healthcare programs.

OTHER OPERATING EXPENSES

         Behavioral healthcare other operating expenses were $5.2 million or 26.9% of behavioral healthcare revenues for the quarter ended March 31, 2000, compared to $6.3 million, or 26.9% of behavioral healthcare revenues for the quarter ended March 31, 2001. Other operating expenses during the quarter ended March 31, 2001 did not fluctuate as a percentage of revenue when compared to the same period in the prior year.

PROVISION FOR DOUBTFUL ACCOUNTS

         Behavioral healthcare provision for doubtful accounts were $0.6 million or 2.9% of behavioral healthcare revenues for the quarter ended March 31, 2000, compared to $0.8 million, or 3.3% of behavioral healthcare revenues for the quarter ended March 31, 2001. The increase as a percentage of behavioral healthcare revenues was primarily a result of the recording of reserves in the Puerto Rico market.

DEPRECIATION AND AMORTIZATION

         Behavioral healthcare depreciation and amortization was $0.4 million or 1.9% of behavioral healthcare revenues for the quarter ended March 31, 2000, compared to $0.5 million, or 1.9% of behavioral healthcare revenues for the quarter ended March 31, 2001. Depreciation and amortization during the quarter ended March 31, 2001 did not fluctuate as a percentage of revenue when compared to the same period in the prior year.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

CORPORATE AND OTHER

                                                                 QUARTER ENDED
                                               ---------------------------------------------------
                                                         2001                      2000
                                               ------------------------- -------------------------
Revenues:
   Juvenile justice.......................         $8,215                    $4,068
   Behavioral healthcare..................         23,574                    19,389
                                               ------------              ------------
     Total revenues.......................        $31,789        100.0%     $23,457        100.0%

Expenses:
   Salaries, wages and benefits...........            781          2.5%         655          2.8%
   Other operating expenses...............            784          2.5%         792          3.4%
   Depreciation and amortization..........             37          0.1%         122          0.5%
   Investment and other income............             --          0.0%          28          0.1%
   Investment and other financing charges.            985          3.1%         494          2.1%
   Provision for income taxes.............            176          0.6%          42          0.2%

SALARIES, WAGES AND BENEFITS

         Corporate office salaries, wages and benefits were $0.8 million or 2.5% of total consolidated revenues for the quarter ended March 31, 2001, compared to $0.7 million or 2.8% of total consolidated revenues for the same period in 2000. The decrease as a percentage of total consolidated revenues is primarily due to the increase in total consolidated revenues of $8.3 million during the quarter.

OTHER OPERATING EXPENSES

         Corporate office other operating expenses were $0.8 million or 2.5% of total consolidated revenues for the quarter ended March 31, 2001, compared to $0.8 million or 3.4% of total consolidated revenues for the same period in 2000. The decrease as a percentage of total consolidated revenues is primarily due to the increase in total consolidated revenues of $8.3 million during the quarter.

DEPRECIATION AND AMORTIZATION

         Corporate office depreciation and amortization was $0.04 million or 0.1% of total consolidated revenues for the quarter ended March 31, 2001, compared to $0.1 million or 0.5% of total consolidated revenues for the same period in 2000. The decrease is due to the Company's completion of the amortization of certain projects during the fiscal year ended December 31, 2000.

INTEREST AND OTHER FINANCING CHARGES

         Interest and other financing charges increase from $0.5 million for the quarter ended March 31, 2000 to $1.0 million for the quarter ended March 31, 2001. The increase in interest and other financing charges is primarily attributable to an increase in the Company's average outstanding borrowings between quarters.

PROVISION FOR INCOME TAXES

         For both periods presented, the provision for income taxes was recorded at an effective tax rate significantly less than the statutory tax rate due to the Company's significant net operating loss carryovers.

                         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001 and December 31, 2000, the Company had $7.9 million and $8.3 million, respectively, in working capital and $1.1 million and $1.5 million, respectively, in cash and cash equivalents. The Company's principal

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

sources of liquidity as of March 31, 2001 and December 31, 2000 consisted primarily of the aforementioned cash and cash equivalents and accounts receivable of $23.5 million and $22.4 million, respectively.

         Net cash provided by operating activities increased by $1.5 million from the quarter ended March 31, 2000 results. During the quarter ended March 31, 2000, accounts payable decreased by $2.4 million, primarily contributing to net cash used in operating activities of $0.9 million for the quarter ended March 31, 2000. During 2001, accrued salaries and other accrued liabilities increased by $1.2 million, primarily contributing to net cash provided by operating activities of $0.6 million for the quarter ended March 31, 2001.

         Cash used in investing activities was $0.5 million for the quarter ended March 31, 2001 compared to cash used in investing activities of $0.6 million for the quarter ended March 31, 2000. The fluctuation is primarily a result of an acquisition of a group home for $0.1 million in the quarter ended March 31, 2000.

         Net cash used in financing activities decreased $3.0 million from the quarter ended March 31, 2000 results. During 2000, net cash provided by financing activities totaled $2.4 million, due primarily to net debt proceeds of $2.8 million. During 2001, net cash used in financing activities totaled $0.6 million, due primarily to net debt payments of $0.6 million.

         The Company has experienced delays in the collection of receivables from its contracts in Puerto Rico. As of March 31, 2001, the Company had approximately $5,180,000 in outstanding receivables due from the Commonwealth of Puerto Rico, of which $1,485,000 was over 120 days past due. As of May 9, 2001, the Company had collected approximately $1,357,000 of the outstanding receivable balance and had established reserves of $362,000 against the remaining balance. The Company and its advisors are in active discussions with the Government of Puerto Rico with respect to the payment of the outstanding receivables. The Company believes that it has fully performed its obligations under the Puerto Rico contracts and is entitled to receive payment of these receivables in full. Although the Company has been advised by its legal counsel that the net receivables due on the Puerto Rico contracts are collectable, there can be no assurances that future transactions or events will not result in the need for additional reserves for these accounts receivable. If the Company were to record additional reserves, it would adversely affect earnings in the period in which the reserves are recorded.

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

         As of October 13, 2000, the Company's common stock was transferred from the NASDAQ National Market System and commenced trading on the NASDAQ SmallCap Market. On April 4, 2001, NASDAQ notified the Company that its common stock had failed to maintain a minimum bid price of $1.00 over a 30 consecutive trading day period, as required by The NASDAQ SmallCap Market rules. Failure to maintain a minimum $1.00 bid price could result in a delisting of the Company's common stock. The Company was provided 90 calendar days to regain compliance. At March 31, 2001, the Company's stock was trading below the $1.00 minimum bid price, however, as of the date of this filing, the Company's common stock has maintained a bid price of over $1.00 for more than 10 consecutive trading days. There can be no assurance that the Company's common stock will continue to trade above the minimum bid price of $1.00 or that it will continue to be listed on the Nasdaq SmallCap Market.

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

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1.  OTHER INFORMATION

         The Company is party to certain claims, suits and complaints, whether arising from the acts or omissions of its employees, providers or others, which arise in the ordinary course of business. The Company has established reserves at March 31, 2001 for the estimated amounts which might be recovered from the Company as a result of all outstanding legal proceedings. In the opinion of management, the ultimate resolution of these pending legal proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The Exhibits required to be filed as part of this Quarterly Report on Form 10-Q are as follows:

         Exhibit 10.149 Seventh Amendment to Loan and Security Agreement dated as of March 31, 2001 by and among the Company, the subsidiaries of the Company and Fleet Capital
                           Corporation, as agent and lender....................

         Exhibit 10.150 Second Amendment to Amended and Restated Subordinated Note and Warrant Purchase Agreement and First Amendment to Amended and Restated Subordination Agreement dated as of April 16, 2001 by and among the Company, the subsidiaries of the Company listed on the signature pages hereto, as Guarantors, SunTrust Banks, Inc., and ING (U.S.) Capital, LLC as
                           Purchasers..........................................

         Exhibit 11        Computation of Net Income (Loss) Per
                           Share...............................................

         Exhibit 99.18     Press Release dated March 30, 2001..................


(b)      Current Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 2001.

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



Date:  May 14, 2001