Form 10-Q
period 2001-06-30
RAMSAY YOUTH SERVICES INC
filed 2001-08-14
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

         The number of shares of the Registrant's Common Stock outstanding as of August 8, 2001, follows:

         Common Stock, par value $0.01 per share - 9,137,430 shares

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                          PAGE
                                                                          ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements............................................   1

Condensed Consolidated Balance Sheets - June 30, 2001 (unaudited) and
         December 31, 2000...............................................   1

Condensed Consolidated Statements of Operations - Quarter and Six Months
         ended June 30, 2001 (unaudited) and 2000........................   3

Condensed Consolidated Statements of Cash Flows - Six Months ended
         June 30, 2001 (unaudited) and 2000..............................   4

Notes to Condensed Consolidated Financial Statements - June 30, 2001
         (unaudited).....................................................   5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......  17


PART II. OTHER INFORMATION

Item 1.  Other Information...............................................  18

Item 2.  Exhibits and Current Reports on Form 8-K........................  19

SIGNATURES...............................................................  20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        JUNE 30,       DECEMBER 31,
                                                                          2001             2000
                                                                       -----------      -----------
                                                                       (UNAUDITED)

ASSETS

Current assets
   Cash and cash equivalents ....................................      $ 1,691,000      $ 1,539,000
   Accounts receivable, less allowances for doubtful accounts of
     $2,908,000 and $2,807,000 at June 30, 2001 and December 31,
     2000, respectively .........................................       24,664,000       22,970,000
   Amounts due from third-party contractual agencies ............        1,784,000        1,164,000
   Other current assets .........................................        2,496,000        2,323,000
                                                                       -----------      -----------
     Total current assets .......................................       30,635,000       27,996,000


Other assets
   Cash held in trust ...........................................        1,011,000        1,041,000
   Cost in excess of net asset value of purchased businesses, net        2,290,000        2,548,000
   Unamortized loan costs, net ..................................        1,267,000        1,415,000
   Note receivable ..............................................        1,800,000               --
   Net assets held for sale .....................................               --        2,129,000
                                                                       -----------      -----------
     Total other assets .........................................        6,368,000        7,133,000


Property and equipment
   Land .........................................................        4,666,000        4,666,000
   Buildings and improvements ...................................       37,172,000       36,351,000
   Equipment, furniture and fixtures ............................       12,116,000       11,698,000
                                                                       -----------      -----------
                                                                        53,954,000       52,715,000

   Less accumulated depreciation ................................       19,349,000       18,246,000
                                                                       -----------      -----------
                                                                        34,605,000       34,469,000
                                                                       -----------      -----------
                                                                       $71,608,000      $69,598,000
                                                                       ===========      ===========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      JUNE 30,         DECEMBER 31,
                                                                       2001                2000
                                                                   -------------       -------------
                                                                   (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable .........................................      $   5,937,000       $   7,606,000
   Accrued and other liabilities ............................          7,300,000           5,627,000
   Amounts due to third-party contractual agencies ..........          2,582,000           3,632,000
   Current portion of long-term debt ........................          3,052,000           2,803,000
                                                                   -------------       -------------
     Total current liabilities ..............................         18,871,000          19,668,000

Noncurrent liabilities
   Other accrued liabilities ................................          4,911,000           4,389,000
   Long-term debt, less current portion .....................         25,797,000          24,708,000
                                                                   -------------       -------------
     Total liabilities ......................................         49,579,000          48,765,000
                                                                   -------------       -------------

Commitments and contingencies

Stockholders' equity
   Common stock $.01 par value--authorized 30,000,000 shares;
     issued 9,137,430 shares at June 30, 2001 and 9,121,180
     shares at December 31, 2000 ............................             91,000              91,000
   Additional paid-in capital ...............................        127,040,000         127,024,000
   Accumulated deficit ......................................       (101,203,000)       (102,383,000)
   Treasury stock--193,850 common shares at June 30, 2001 and
     December 31, 2000, at cost .............................         (3,899,000)         (3,899,000)
                                                                   -------------       -------------
           Total stockholders' equity .......................         22,029,000          20,833,000
                                                                   -------------       -------------
                                                                   $  71,608,000       $  69,598,000
                                                                   =============       =============



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              QUARTER ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                           ----------------------------      --------------------------
                                                                2001             2000            2001             2000
                                                           -----------      -----------      -----------      -----------

REVENUES ............................................      $33,840,000      $25,257,000      $65,629,000      $48,714,000

Operating Expenses:
   Salaries, wages and benefits .....................       20,736,000       15,646,000       40,563,000       30,333,000
   Other operating expenses .........................        9,638,000        7,035,000       18,630,000       13,966,000
   Provision for doubtful accounts ..................        1,087,000          884,000        1,919,000        1,465,000
   Depreciation and amortization ....................          592,000          558,000        1,185,000        1,148,000
                                                           -----------      -----------      -----------      -----------
TOTAL OPERATING EXPENSES ............................       32,053,000       24,123,000       62,297,000       46,912,000
                                                           -----------      -----------      -----------      -----------
Income from operations ..............................        1,787,000        1,134,000        3,332,000        1,802,000

Non-operating expenses:
   Interest and other financing charges, net ........          866,000          529,000        1,851,000          995,000
   Loss on sale of assets ...........................               --          456,000               --          456,000
                                                           -----------      -----------      -----------      -----------
     Total non-operating expenses, net ..............          866,000          985,000        1,851,000        1,451,000

INCOME BEFORE INCOME TAXES ..........................          921,000          149,000        1,481,000          351,000

Provision for income taxes ..........................          125,000           42,000          301,000           84,000
                                                           -----------      -----------      -----------      -----------

NET INCOME ..........................................      $   796,000      $   107,000      $ 1,180,000      $   267,000
                                                           ===========      ===========      ===========      ===========

Income attributable to common stockholders ..........      $   796,000      $   107,000      $ 1,180,000      $   267,000
                                                           ===========      ===========      ===========      ===========
Income per common share:
   Basic ............................................      $       .09      $       .01      $       .13      $       .03
                                                           ===========      ===========      ===========      ===========
   Diluted ..........................................      $       .08      $       .01      $       .13      $       .03
                                                           ===========      ===========      ===========      ===========

Weighted average number of common shares outstanding:
   Basic ............................................        8,944,000        8,912,000        8,936,000        8,904,000
                                                           ===========      ===========      ===========      ===========
   Diluted ..........................................       10,037,000        9,012,000        9,379,000        9,082,000
                                                           ===========      ===========      ===========      ===========



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                  -------------------------------
                                                                      2001               2000
                                                                  ------------       ------------

Cash flows from operating activities:
   Net income ..............................................      $  1,180,000       $    267,000
   Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation ..........................................         1,112,000            916,000
     Amortization, including loan costs ....................           371,000            385,000
     Provision for doubtful accounts .......................         1,919,000          1,465,000
     Loss on sale of assets ................................                --            456,000
     Change in operating assets and liabilities:
       Accounts receivable .................................        (3,559,000)        (5,731,000)
       Other current assets ................................          (847,000)           943,000
       Accounts payable ....................................        (1,654,000)        (2,133,000)
       Accrued and other liabilities .......................         2,195,000         (1,683,000)
       Amounts due to third-party contractual agencies .....        (1,050,000)           729,000
                                                                  ------------       ------------
         Total adjustments .................................        (1,513,000)        (4,653,000)
                                                                  ------------       ------------
           Net cash used in operating activities ...........          (333,000)        (4,386,000)
                                                                  ------------       ------------
Cash flows from investing activities:
   Proceeds from the sale of assets ........................           472,000            100,000
   Increase in net assets held for sale ....................                --            (93,000)
   Expenditures for property and equipment .................        (1,228,000)        (1,090,000)
   Acquisitions ............................................                --           (149,000)
   Cash held in trust ......................................            30,000            (18,000)
                                                                  ------------       ------------
           Net cash used in investing activities ...........          (726,000)        (1,250,000)
                                                                  ------------       ------------
Cash flows from financing activities:
   Loan costs ..............................................           (25,000)          (626,000)
   Proceeds from issuance of debt and warrants .............         2,569,000         10,149,000
   Payments on debt ........................................        (1,347,000)        (3,779,000)
   Net proceeds from exercise of options and stock purchases            14,000             24,000
   Registration costs ......................................                --            (17,000)
                                                                  ------------       ------------
           Net cash provided by financing activities .......         1,211,000          5,751,000
                                                                  ------------       ------------
Net increase in cash and cash equivalents ..................           152,000            115,000
Cash and cash equivalents at beginning of period ...........         1,539,000            622,000
                                                                  ------------       ------------
Cash and cash equivalents at end of period .................      $  1,691,000       $    737,000
                                                                  ============       ============

Cash paid during the period for:
   Interest ................................................      $  1,564,000       $    724,000
                                                                  ============       ============
   Income taxes ............................................      $    223,000       $  1,050,000
                                                                  ============       ============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001


NOTE 1.  BASIS OF PRESENTATION

         The Company is a provider and manager of mental health, substance abuse and behavioral health programs and services in residential and non-residential settings in the states and the commonwealth of Puerto Rico. The Company offers its programs and services in Alabama, Florida, Hawaii, Missouri, Michigan, Nevada, North Carolina, South Carolina, Texas, Utah and the Commonwealth of Puerto Rico.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are, unless otherwise discussed in this report, of a normal recurring nature and have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

         On May 15, 2001, the Company sold its facility in Palm Bay, Florida for $2,300,000. Proceeds from the sale included a $500,000 cash payment at closing and a $1,800,000, 8% promissory note, due and payable on June 30, 2003. The note is secured by the facility.


NOTE 2.  LONG-TERM DEBT

         The Company's long-term debt is as follows:

                                                                                  JUNE 30,          DECEMBER 31,
                                                                                    2001                2000
                                                                               ----------------    ----------------
                   Variable rate Term Loan, due October 30, 2003.......           $ 9,407,000          $10,597,000
                   Revolver, due October 30, 2003......................             8,132,000            5,586,000
                   Acquisition Loan, due October 30, 2003..............             2,006,000            2,162,000
                   Subordinated Note (net of discount of $364,000), due
                      January 24, 2007.................................             4,636,000            4,579,000
                   Subordinated Note (net of discount of $382,000), due
                      January 24, 2007.................................             4,618,000            4,560,000
                   Other ..............................................                50,000               27,000
                                                                               ----------------    ----------------
                                                                                   28,849,000           27,511,000
                   Less current portion................................             3,052,000            2,803,000
                                                                               ----------------    ----------------
                                                                                  $25,797,000          $24,708,000
                                                                               ================    ================

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

         The Company failed to maintain the required senior debt fixed charged coverage and leverage ratios as of December 31, 2000. The Company's senior lender agreed to waive these requirements as of December 31, 2000. Effective March 31, 2001, the Company's Senior Credit Facility was amended (the "Seventh Amendment"). Under the Seventh Amendment, certain coverage and leverage ratios required to be met by the Company were revised. As of June 30, 2001, the Company is in compliance with all senior debt covenants under the Seventh Amendment.

         On April 14, 2001, the Company's subordinated debt agreement was amended (the "Second Amendment"). Under the Second Amendment, certain coverage and leverage ratios required to be met by the Company were revised retroactive to March 31, 2001. As of June 30, 2001, the Company is in compliance with all subordinated debt covenants.

NOTE 3.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                          QUARTER ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                       ------------------------------  ------------------------------
                                                           2001            2000            2001            2000
                                                       --------------  --------------  --------------  --------------
                                                                 (unaudited)                     (unaudited)
Numerator:
     Numerator for basic earnings per share -
       income attributable to common stockholders           $796,000        $107,000      $1,180,000        $267,000
   Effect of dilutive securities.................                 --              --              --              --
                                                       --------------  --------------  --------------  --------------
                                                                  --              --              --              --
                                                       --------------  --------------  --------------  --------------
     Numerator for diluted earnings per share -
       income attributable to common stockholders
       after assumed conversions.................           $796,000        $107,000      $1,180,000        $267,000
                                                       ==============  ==============  ==============  ==============

Denominator:
   Denominator for basic earnings per share -
     weighted-average shares.....................          8,944,000       8,912,000       8,936,000       8,904,000

   Effect of dilutive securities:
     Employee stock options and warrants.........          1,093,000         100,000         443,000         178,000
                                                       --------------  --------------  --------------  --------------
   Dilutive potential common shares..............          1,093,000         100,000         443,000         178,000
                                                       --------------  --------------  --------------  --------------
     Denominator for diluted earnings per share -
       adjusted weighted-average shares and
       assumed conversions.......................         10,037,000       9,012,000       9,379,000       9,082,000
                                                       ==============  ==============  ==============  ==============
Basic earnings per share.........................               $.09            $.01            $.13            $.03
                                                       ==============  ==============  ==============  ==============
Diluted earnings per share.......................               $.08            $.01            $.13            $.03
                                                       ==============  ==============  ==============  ==============

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         For both the quarter and the six months ended June 30, 2001, options and warrants totalling 792,947 and 1,792,947, respectively, were excluded from the above computation because their effect would be antidilutive.

         For both the quarter and the six months ended June 30, 2000, 2,441,013 options and warrants were excluded from the above computation because their effect would be antidilutive.

NOTE 4.  SEGMENT INFORMATION

         The Company is a provider and manager of mental health and behavioral health programs and services in residential and non-residential settings in ten states and the Commonwealth of Puerto Rico. During the quarter ended June 30, 2001, the Company refined its segment definitions to more appropriately reflect its business operations and management responsibilities. Accordingly, the corresponding information for earlier periods has been reclassified to reflect its new reportable business segments, owned operations and management contract operations.

OWNED OPERATIONS

         The Company offers its mental health and behavioral health programs and services at its owned and leased facilities in residential and non-residential settings.

         The residential setting provides a safe, secure and highly structured environment for the evaluation and development of long-term intensive treatment services. The programs focus on a cognitive behavioral model with family, group and individual counseling, social and life skills development, and educational and recreational programs. The primary focus of these services is to reshape antisocial behaviors by stressing responsibility and achievement of performance and treatment goals.

         The non-residential setting is designed to meet the special needs of patients requiring a less structured environment than the residential setting, but providing the necessary level of treatment, support and assistance to transition back into society. The primary focus of this program is to provide patients, with a clinically definable emotional, psychiatric or dependency disorder, with therapeutic and intensive treatment services. Patients which are assisted through this program have either transitioned out of a residential treatment program, or do not require the intensive services of a residential treatment program.

         Many of the Company's programs are complemented with specialized educational services designed to modify behavior and assist individuals in developing their academic, social, living and vocational skills necessary to participate successfully in society.

MANAGEMENT CONTRACT OPERATIONS

         The Company's programs and services in its management contract operations are similar in nature to the programs and services offered by the Company at its owned operations; however, the programs and services are provided at facilities owned by the contracting governmental agency. These programs and services focus on solving the specialized needs of the respective agency by providing effective treatment interventions, including counseling, social interests, substance abuse education and treatment, mental health services, cognitive and life skills development, accredited education and vocational skills. The Company believes that a comprehensive approach, which develops the social, educational, and vocational skills of the individual, creates responsible, contributing, pro-social individuals. This comprehensive approach is essential to achieving the program's objective of reducing recidivism and integrating the youth into their communities as responsible and productive individuals.

         RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

                                                           QUARTER ENDED                 SIX MONTHS ENDED
                                                              JUNE 30,                       JUNE 30,
                                                    -----------------------------  -----------------------------
                                                        2001           2000            2001           2000
                                                    -------------  --------------  -------------- --------------

SEGMENT REVENUE
   Owned operations...........................       $26,886,000    $20,406,000     $52,268,000    $40,559,000
   Management contracts.......................         6,954,000      4,851,000      13,361,000      8,155,000
                                                    -------------  --------------  -------------- --------------
Total consolidated revenues...................       $33,840,000    $25,257,000     $65,629,000    $48,714,000
                                                    =============  ==============  ============== ==============

SEGMENT DEPRECIATION AND AMORTIZATION
  Owned operations............................          $524,000        $422,000     $1,056,000       $877,000
  Management contracts........................            27,000          14,000         51,000         28,000
                                                    -------------  --------------  -------------- --------------
                                                         551,000         436,000      1,107,000        905,000

Reconciling items
   Corporate depreciation and amortization....            41,000         122,000         78,000        243,000
                                                    -------------  --------------  -------------- --------------
Total consolidated depreciation and
  amortization................................          $592,000        $558,000     $1,185,000     $1,148,000
                                                    =============  ==============  ============== ==============

SEGMENT PROFIT
  Owned operations............................        $2,773,000      $1,929,000     $5,331,000     $3,980,000
  Management contracts........................           548,000         639,000      1,137,000        822,000
                                                    -------------  --------------  -------------- --------------
                                                       3,321,000       2,568,000      6,468,000      4,802,000

Reconciling items

   Corporate expenses.........................        (1,534,000)     (1,434,000)    (3,136,000)    (3,000,000)
   Loss on sale of assets.....................                --        (456,000)           ---       (456,000)
   Interest and other financing charges.......          (866,000)       (529,000)    (1,851,000)      (995,000)
                                                    -------------  --------------  -------------- --------------
Total consolidated income before income taxes           $921,000        $149,000     $1,481,000       $351,000
                                                    =============  ==============  ============== ==============

SEGMENT CAPITAL EXPENSES
  Owned operations............................          $515,000        $695,000       $968,000     $1,105,000
  Management contracts........................            45,000          79,000        130,000        205,000
                                                    -------------  --------------  -------------- --------------
                                                         560,000         774,000      1,098,000      1,310,000

Reconciling items
   Corporate assets...........................           102,000           1,000        130,000         22,000
                                                    -------------  --------------  -------------- --------------
Total consolidated capital expenditures.......          $662,000        $775,000     $1,228,000     $1,332,000
                                                    =============  ==============  ============== ==============

SEGMENT ASSETS
  Owned operations............................       $60,815,000     $49,265,000
  Management contracts........................         7,251,000       6,524,000
                                                    -------------  --------------
Total segment assets..........................        68,066,000      55,789,000

Reconciling Items
   Corporate assets...........................         3,542,000       4,394,000
                                                    -------------  --------------
Total consolidated assets.....................       $71,608,000     $60,183,000
                                                    =============  ==============


                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5.  ACCOUNTS RECEIVABLE

         The Company has experienced delays in the collection of receivables from its contracts in Puerto Rico. As of June 30, 2001, the Company had approximately $4.7 million in outstanding receivables due from the Commonwealth of Puerto Rico, of which $1.4 million was over 120 days past due. As of the date of this filing, the Company had collected approximately $1.3 million of the outstanding receivable balance and had established reserves of $0.8 million against the remaining balance. The Company and its advisors are in active discussions with the Government of Puerto Rico with respect to the payment of the outstanding receivables. The Company believes that it has fully performed its obligations under the Puerto Rico contracts and is entitled to receive payment of these receivables in full. Although the Company has been advised by its legal counsel that the net receivables due on the Puerto Rico contracts are collectable, there can be no assurances that future transactions or events will not result in the need for additional reserves for these accounts receivable. If the Company were to record additional reserves, it would adversely affect earnings in the period in which the reserves are recorded.

NOTE 6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001.

         SFAS No, 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company will adopt the provision of SFAS No. 142 effective January 1, 2002.

         The Company is required to adopt the provisions of SFAS 141 and SFAS 142 on January 1, 2002, with the exception of the immediate requirement to use the purchase method of accounting for all future business combinations completed after June 30, 2001. Early adoption and retroactive application of these Standards are not permitted. However, any goodwill and any intangible asset determined to have an indefinite useful life that is acquired in a business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until December 31, 2001. The Company is currently evaluating the impact that these standards will have on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company receives revenues primarily from the delivery of mental health, substance abuse and behavioral health programs and services in residential and non-residential settings. The Company receives revenues based on per diem rates, fixed fee contracts or flat or cost-based rate contracts. In addition, the Company also receives revenues from management contracts with other entities. Revenues under the Company's programs are recognized as services are rendered. Revenues of the Company's programs and services are affected by changes in the rates the Company charges, changes in reimbursement rates by third-party payors, the volume of individuals treated and changes in the mix of payors.

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

         The Company's quarterly results may fluctuate significantly as a result of a variety of factors, including the timing of the opening of new programs. When the Company opens a new program, the program may be unprofitable until the program's population, and net revenues contributed by the program, approach intended levels, primarily because the Company staffs its programs in anticipation of achieving such levels. The Company's quarterly results may also be impacted by seasonality, as revenues generated by youth treatment services are generally seasonal in nature.

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

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


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

                              RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2001 COMPARED TO QUARTER ENDED JUNE 30, 2000

OWNED OPERATIONS SEGMENT

         The following tables state for the periods indicated the results of our owned operations in dollar and percentage of revenue terms (dollars in thousands):



                                                          QUARTER ENDED JUNE 30,
                                               ---------------------------------------------------
                                                         2001                      2000
                                               ------------------------- -------------------------
Revenues..................................        $26,886        100.0%     $20,406        100.0%

Expenses:
   Salaries, wages and benefits...........         15,516         57.7%      12,071         59.1%
   Other operating expenses...............          7,371         27.4%       5,428         26.6%
   Provision for doubtful accounts........            702          2.6%         556          2.7%
   Depreciation and amortization..........            524          2.0%         422          2.1%
                                               ------------ ------------ ------------ ------------
     Total operating expenses.............         24,113         89.7%      18,477         90.5%
                                               ------------ ------------ ------------ ------------
Income from operations....................        $ 2,773         10.3%     $ 1,929          9.5%
                                               ============ ============ ============ ============

REVENUES

         Revenues increased from $20.4 million in the quarter ended June 30, 2000 to $26.9 million in the quarter ended June 30, 2001. The increase of $6.5 million in revenues from 2000 to 2001 is primarily a result of (i) an increase in revenues of $2.8 million from the acquisition of the Manatee Palms facilities and (ii) an increase of $3.7 million in the Company's other facilities primarily due to a total increase in census of 11.6% between periods (from 68,000 days during the quarter ended June 30, 2000 to 75,900 days during the quarter ended June 30, 2001).

SALARIES, WAGES AND BENEFITS

         Salaries, wages and benefits were $12.1 million, or 59.1% of revenues for the quarter ended June 30, 2000, compared to $15.5 million, or 57.7% of revenues for the quarter ended June 30, 2001. The decrease as a percentage of revenues is primarily due to the outsourcing of certain services at the Company's Michigan facility and the previously discussed 11.6% total increase in census between periods.

OTHER OPERATING EXPENSES

         Other operating expenses were $5.4 million or 26.6% of revenues for the quarter ended June 30, 2000, compared to $7.4 million, or 27.4% of revenues for the quarter ended June 30, 2001. The increase as a percentage of revenues is primarily due to the aforementioned outsourcing of certain services at the Company's Michigan facility.

PROVISION FOR DOUBTFUL ACCOUNTS

         The provision for doubtful accounts were $0.6 million or 2.7% of revenues for the quarter ended June 30, 2000, compared to $0.7 million, or 2.6% of revenues for the quarter ended June 30, 2001. Provision for doubtful accounts

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


during the quarter ended June 30, 2001 did not fluctuate significantly as a percentage of revenue when compared to the same period in the prior year.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization was $0.4 million or 2.1% of revenues for the quarter ended June 30, 2000, compared to $0.5 million, or 2.0% of revenues for the quarter ended June 30, 2001. Depreciation and amortization during the quarter ended June 30, 2001 did not fluctuate significantly as a percentage of revenue when compared to the same period in the prior year.

MANAGEMENT CONTRACT SEGMENT

         The following tables state for the periods indicated the results of our management contract operations in dollar and percentage of revenue terms (dollars in thousands):


                                                           QUARTER ENDED JUNE 30,
                                               ---------------------------------------------------
                                                         2001                      2000
                                               ------------------------- -------------------------
Revenues..................................         $6,954        100.0%      $4,851        100.0%

Expenses:
   Salaries, wages and benefits...........          4,499         64.7%       2,920         60.2%
   Other operating expenses...............          1,495         21.5%         950         19.6%
   Provision for doubtful accounts........            385          5.5%         328          6.7%
   Depreciation and amortization..........             27          0.4%          14          0.3%
                                               ------------ ------------ ------------ ------------
     Total operating expenses.............          6,406         92.1%       4,212         86.8%
                                               ------------ ------------ ------------ ------------
Income from operations....................         $  548          7.9%      $  639         13.2%
                                               ============ ============ ============ ============

REVENUES

         Revenues increased from $4.9 million in the quarter ended June 30, 2000 to $6.9 million in the quarter ended June 30, 2001. The increase of $2.0 million in revenues from 2000 to 2001 is primarily a result of an increase in revenues of $1.0 million from the acquisition of a management contract in Florida in August 2000 and the effect of new programs awarded to the Company in Florida and Puerto Rico.

SALARIES, WAGES AND BENEFITS

         Salaries, wages and benefits increased from $2.9 million or 60.2% of revenue in the quarter ended June 30, 2000 to $4.5 million or 64.7% of revenue in the quarter ended June 30, 2001. The increase as a percentage of revenues is primarily due to more intensive staffing for new services provided by the Company at its Florida contracts.

OTHER OPERATING EXPENSES

         Other operating expenses increased from $1.0 million or 19.6% of revenue in the quarter ended June 30, 2000 to $1.5 million or 21.5% of management contract revenue in the quarter ended June 30, 2001. The increase as a percentage of revenues is primarily due to an increase in operating expenses for new services provided by the Company at its Florida contracts.


PROVISION FOR DOUBTFUL ACCOUNTS

         The provision for doubtful accounts increased from $0.3 million or 6.7% of revenue in the quarter ended June 30, 2000 to $0.4 million or 5.5% of revenue in the quarter ended June 30, 2001. The provision for doubtful accounts recorded by the Company during the quarter ended June 30, 2000 and 2001 are primarily related to the Company's management contract operations in Puerto Rico. The

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


increase in the provision from $.3 million in 2000 to $0.4 million in 2001 is attributable to the delays in receivable collections from the Company's management contracts in Puerto Rico.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased from 0.3% of revenue in the quarter ended June 30, 2000 to 0.4% of revenue in the quarter ended June 30, 2001. Depreciation and amortization did not fluctuate significantly as a percentage of revenue.

CORPORATE AND OTHER

         The following tables state for the periods indicated total revenues and corporate office expenses in dollar and percentage of revenue terms (dollars in thousands):


                                                           QUARTER ENDED JUNE 30,
                                               ---------------------------------------------------
                                                         2001                      2000
                                               ------------------------- -------------------------
Revenues:
   Owned operations.......................        $26,886                   $20,406
   Management contracts...................          6,954                     4,851
                                               ------------              ------------
     Total revenues.......................        $33,840        100.0%     $25,257        100.0%

Expenses:
   Salaries, wages and benefits...........            721          2.1%         655          2.6%
   Other operating expenses...............            772          2.3%         657          2.6%
   Depreciation and amortization..........             41          0.1%         122          0.5%
   Investment and other financing charges.            866          2.6%         529          2.1%
   Provision for income taxes.............            125          0.4%          42          0.2%
   Loss on sale of assets.................             --                       456          1.8%



SALARIES, WAGES AND BENEFITS

         Corporate office salaries, wages and benefits were $0.7 million or 2.6% of total consolidated revenues for the quarter ended June 30, 2000, compared to $0.7 million or 2.1% of total consolidated revenues for the same period in 2001. The decrease as a percentage of total consolidated revenues is primarily due to the increase in total consolidated revenues of $8.6 million during the quarter.

OTHER OPERATING EXPENSES

         Corporate office other operating expenses were $0.7 million or 2.6% of total consolidated revenues for the quarter ended June 30, 2000, compared to $0.8 million or 2.3% of total consolidated revenues for the same period in 2001. The decrease as a percentage of total consolidated revenues is primarily due to the increase in total consolidated revenues of $8.6 million during the quarter.

DEPRECIATION AND AMORTIZATION

         Corporate office depreciation and amortization was $0.1 million or 0.5% of total consolidated revenues for the quarter ended June 30, 2000, compared to $0.04 million or 0.1% of total consolidated revenues for the same period in 2001. The decrease is due to the Company's completion of the amortization of certain projects during the fiscal year ended December 31, 2000.

INTEREST AND OTHER FINANCING CHARGES

         Interest and other financing charges increased from $0.5 million or 2.1% of total consolidated revenues for the quarter ended June 30, 2000 to $0.9 million or 2.6% of total consolidated revenues for the quarter ended June 30, 2001. The increase in interest and other financing charges is primarily attributable to an increase in the Company's average outstanding borrowings between quarters.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


PROVISION FOR INCOME TAXES

         For both periods presented, the provision for income taxes was recorded at an effective tax rate significantly less than the statutory tax rate due to the Company's significant net operating loss carryovers.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

OWNED OPERATIONS SEGMENT

         The following tables state for the periods indicated the results of our owned operations in dollar and percentage of revenue terms (dollars in thousands):


                                                           SIX MONTHS ENDED JUNE 30,
                                               ---------------------------------------------------
                                                         2001                      2000
                                               ------------------------- -------------------------
Revenues..................................        $52,268        100.0%     $40,559        100.0%

Expenses:
   Salaries, wages and benefits...........         30,274         57.9%      23,882         58.9%
   Other operating expenses...............         14,192         27.2%      10,751         26.5%
   Provision for doubtful accounts........          1,415          2.7%       1,069          2.6%
   Depreciation and amortization..........          1,056          2.0%         877          2.2%
                                               ------------ ------------ ------------ ------------
     Total operating expenses.............         46,937         89.8%      36,579         90.2%
                                               ------------ ------------ ------------ ------------
Income from operations....................        $ 5,331         10.2%     $ 3,980          9.8%
                                               ============ ============ ============ ============

REVENUES

         Revenues increased from $40.6 million in the six months ended June 30, 2000 to $52.3 million in the six months ended June 30, 2001. The increase of $11.7 million in revenues from 2000 to 2001 is primarily a result of (i) an increase in revenues of $5.6 million from the acquisition of the Manatee Palms facilities and (ii) an increase of $6.1 million in the Company's other facilities primarily due to a total increase in census of 9.9% between periods (from approximately 134,000 days during the quarter ended June 30, 2000 to approximately 147,000 days during the quarter ended June 30, 2001).

SALARIES, WAGES AND BENEFITS

         Salaries, wages and benefits were $23.9 million, or 58.9% of revenues for the six months ended June 30, 2000, compared to $30.3 million, or 57.9% of revenues for the six months ended June 30, 2001. The decrease as a percentage of revenues is primarily due to the outsourcing of certain services at the Company's Michigan facility and the previously discussed 9.9% total increase in census between periods.

OTHER OPERATING EXPENSES

         Other operating expenses were $10.8 million or 26.5% of revenues for the six months ended June 30, 2000, compared to $14.2 million, or 27.2% of revenues for the six months ended June 30, 2001. The increase as a percentage of revenues is primarily due to the aforementioned outsourcing of certain services at the Company's Michigan facility.

PROVISION FOR DOUBTFUL ACCOUNTS

         The provision for doubtful accounts was $1.1 million or 2.6% of revenues for the six months ended June 30, 2000, compared to $1.4 million, or 2.7% of revenues for the six months ended June 30, 2001. Provision for doubtful accounts during the six months ended June 30, 2001 did not fluctuate significantly as a percentage of revenue when compared to the same period in the prior year.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


DEPRECIATION AND AMORTIZATION

         Depreciation and amortization was $0.9 million or 2.2% of revenues for the six months ended June 30, 2000, compared to $1.1 million, or 2.0% of revenues for the six months ended June 30, 2001. Depreciation and amortization during the six months ended June 30, 2001 did not fluctuate significantly as a percentage of revenue when compared to the same period in the prior year.

MANAGEMENT CONTRACT SEGMENT

         The following tables state for the periods indicated the results of our management contract operations in dollar and percentage of revenue terms (dollars in thousands):


                                                           SIX MONTHS ENDED JUNE 30,
                                               ---------------------------------------------------
                                                         2001                      2000
                                               ------------------------- -------------------------
Revenues..................................        $13,361        100.0%      $8,155        100.0%

Expenses:
   Salaries, wages and benefits...........          8,787         65.8%       5,142         63.1%
   Other operating expenses...............          2,882         21.6%       1,767         21.6%
   Provision for doubtful accounts........            504          3.7%         396          4.9%
   Depreciation and amortization..........             51          0.4%          28          0.3%
                                               ------------ ------------ ------------ ------------
     Total operating expenses.............         12,224         91.5%       7,333         89.9%
                                               ------------ ------------ ------------ ------------
Income from operations....................        $ 1,137          8.5%      $  822         10.1%
                                               ============ ============ ============ ============

REVENUES

         Revenues increased from $8.2 million in the six months ended June 30, 2000 to $13.4 million in the six months ended June 30, 2001. The increase of $5.2 million in revenues from 2000 to 2001 is primarily a result of an increase in revenues of $1.9 million from the acquisition of a management contract in Florida in August 2000 and the effect of new programs awarded to the Company in Florida and Puerto Rico.

SALARIES, WAGES AND BENEFITS

         Salaries, wages and benefits increased from $5.1 million or 63.1% of revenue in the six months ended June 30, 2000 to $8.8 million or 65.8% of revenue in the six months ended June 30, 2001. The increase as a percentage of revenues is primarily due to more intensive staffing for new services provided by the Company at its Florida contracts.

OTHER OPERATING EXPENSES

         Other operating expenses increased from $1.8 million or 21.6% of revenue in the six months ended June 30, 2000 to $2.9 million or 21.6% of revenue in the six months ended June 30, 2001. Other operating expenses during the six months ended June 30, 2001 did not fluctuate as a percentage of revenue when compared to the same period in the prior year.

PROVISION FOR DOUBTFUL ACCOUNTS

         The provision for doubtful accounts increased from $0.4 million or 4.9% of revenue in the six months ended June 30, 2000 to $0.5 million or 3.7% of revenue in the six months ended June 30, 2001. The provision for doubtful accounts recorded by the Company during the six months ended June 30, 2000 and 2001 are primarily related to the Company's management contract operations in Puerto Rico. The increase in the provision from $0.4 million in 2000 to $0.5 million in 2001 is attributable to the delays in receivable collections from the Company's management contracts in Puerto Rico.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased from 0.3% of revenue in the six months ended June 30, 2000 to 0.4% of management contract revenue in the six months ended June 30, 2001. Depreciation and amortization did not fluctuate significantly as a percentage of revenues.

CORPORATE AND OTHER

         The following tables state for the periods indicated total revenues and corporate office expenses in dollar and percentage of revenue terms (dollars in thousands):



                                                           SIX MONTHS ENDED JUNE 30,
                                               ---------------------------------------------------
                                                         2001                      2000
                                               ------------------------- -------------------------
Revenues:
   Owned operations.......................        $52,268                   $40,559
   Management contracts...................         13,361                     8,155
                                               ------------              ------------
     Total revenues.......................        $65,629        100.0%     $48,714        100.0%

Expenses:
   Salaries, wages and benefits...........          1,502          2.3%       1,309          2.7%
   Other operating expenses...............          1,556          2.4%       1,448          3.0%
   Depreciation and amortization..........             78          0.1%         243          0.5%
   Interest and other financing charges...          1,851          2.8%         995          2.0%
   Provision for income taxes.............            301          0.5%          84          0.2%
   Loss on sale of assets.................             --                       456          0.9%

SALARIES, WAGES AND BENEFITS

         Corporate office salaries, wages and benefits were $1.3 million or 2.7% of total consolidated revenues for the six months ended June 30, 2000, compared to $1.5 million or 2.3% of total consolidated revenues for the same period in 2001. The decrease as a percentage of total consolidated revenues is primarily due to the increase in total consolidated revenues of $16.9 million during the six months ended June 30, 2001.

OTHER OPERATING EXPENSES

         Corporate office other operating expenses were $1.4 million or 3.0% of total consolidated revenues for the six months ended June 30, 2000, compared to $1.6 million or 2.4% of total consolidated revenues for the same period in 2001. The decrease as a percentage of total consolidated revenues is primarily due to the increase in total consolidated revenues of $16.9 million during the six months ended June 30, 2001.

DEPRECIATION AND AMORTIZATION

         Corporate office depreciation and amortization was $0.2 million or 0.5% of total consolidated revenues for the six months ended June 30, 2000, compared to $0.08 million or 0.1% of total consolidated revenues for the same period in 2001. The decrease is due to the Company's completion of the amortization of certain projects during the fiscal year ended December 31, 2000.

INTEREST AND OTHER FINANCING CHARGES

         Interest and other financing charges increased from $1.0 million or 2.0% of total consolidated revenues for the six months ended June 30, 2000 to $1.9 million or 2.8% of total consolidated revenues for the six months ended June 30, 2001. The increase in interest and other financing charges is primarily attributable to an increase in the Company's average outstanding borrowings between periods.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


PROVISION FOR INCOME TAXES

         For both periods presented, the provision for income taxes was recorded at an effective tax rate significantly less than the statutory tax rate due to the Company's significant net operating loss carryovers.

                         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001 and December 31, 2000, the Company had $11.8 million and $8.3 million, respectively, in working capital and $1.7 million and $1.5 million, respectively, in cash and cash equivalents. The Company's principal sources of liquidity as of June 30, 2001 and December 31, 2000 consisted primarily of the aforementioned cash and cash equivalents and accounts receivable of $24.7 million and $23.0 million, respectively.

         Net cash used in operating activities was $0.3 million for the six months ended June 30, 2001. During the six months ended June 30, 2001, cash used in operating activities was impacted by a $4.4 million increase in accounts receivable and other assets and a $1.7 million decrease in accounts payable.

         Cash used in investing activities was $0.7 million for the six months ended June 30, 2001. Investing activities are primarily attributable to $1.2 million used in capital expenditures, offset by approximately $0.5 million in proceeds from the sale of certain assets.

         Net cash provided by financing activities was $1.2 million for the six months ended June 30, 2001. Financing activities consisted primarily of proceeds from the Company's revolving credit facility which were used to finance capital expenditures and make required term loan payments under the Company's senior credit facility.

         The Company has experienced delays in the collection of receivables from its contracts in Puerto Rico. As of June 30, 2001, the Company had approximately $4.7 million in outstanding receivables due from the Commonwealth of Puerto Rico, of which $1.4 million was over 120 days past due. As of the date of this filing, the Company had collected approximately $1.3 million of the outstanding receivable balance and had established reserves of $0.8 million against the remaining balance. The Company and its advisors are in active discussions with the Government of Puerto Rico with respect to the payment of the outstanding receivables. The Company believes that it has fully performed its obligations under the Puerto Rico contracts and is entitled to receive payment of these receivables in full. Although the Company has been advised by its legal counsel that the net receivables due on the Puerto Rico contracts are collectable, there can be no assurances that future transactions or events will not result in the need for additional reserves for these accounts receivable. If the Company were to record additional reserves, it would adversely affect earnings in the period in which the reserves are recorded.

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

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


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

                           PART II - OTHER INFORMATION

ITEM 1.  OTHER INFORMATION

         The Company is party to certain claims, suits and complaints, whether arising from the acts or omissions of its employees, providers or others, which arise in the ordinary course of business. The Company has established reserves at June 30, 2001 for the estimated amounts which might be recovered from the Company as a result of all outstanding legal proceedings. In the opinion of management, the ultimate resolution of these pending legal proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The Exhibits required to be filed as part of this Quarterly Report on Form 10-Q are as follows:

                  Exhibit 11        Computation of Net Income Per Share

                  Exhibit 99.18     Press Release dated July 25, 2001

         (b)      Current Reports on Form 8-K

                  The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 2001.

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



Date:  August 8, 2001