Form 10-Q
period 2001-09-30
RAMSAY YOUTH SERVICES INC
filed 2001-11-14
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the Transition period from ______ to ______

                         Commission file number 0-13849


                           RAMSAY YOUTH SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                             63-0857352
 ------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


            COLUMBUS CENTER
     ONE ALHAMBRA PLAZA, SUITE 750
         CORAL GABLES, FLORIDA                                     33134
----------------------------------------                         ----------
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

         The number of shares of the Registrant's Common Stock outstanding as of November 9, 2001, follows:


         Common Stock, par value $0.01 per share - 9,445,449 shares

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX


                                                                                                     PAGE
                                                                                                     ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)......................................................       1

Condensed Consolidated Balance Sheets - September 30, 2001 and
         December 31, 2000.....................................................................       1

Condensed Consolidated Statements of Operations - Quarter and Nine Months
         Ended September 30, 2001 and 2000.....................................................       3

Condensed Consolidated Statements of Cash Flows - Nine Months Ended
         September 30, 2001 and 2000...........................................................       4

Notes to Condensed Consolidated Financial Statements - September 30, 2001......................       5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................................      10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................      18


PART II. OTHER INFORMATION

Item 1.  Other Information.....................................................................      18

Item 2.  Exhibits and Current Reports on Form 8-K..............................................      19

SIGNATURES.....................................................................................      20




                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                       SEPTEMBER 30,       DECEMBER 31,
                                                                           2001               2000
                                                                       ------------       ------------
ASSETS

Current assets
   Cash and cash equivalents ....................................      $  1,361,000       $  1,539,000
   Accounts receivable, less allowances for doubtful accounts of
     $2,689,000 and $2,807,000 at September 30, 2001 and
     December 31, 2000, respectively ............................        26,609,000         22,970,000
   Other current assets .........................................         4,316,000          3,487,000
                                                                       ------------       ------------
     Total current assets .......................................        32,286,000         27,996,000

Other assets
   Cash held in trust ...........................................         1,011,000          1,041,000
   Cost in excess of net asset value of purchased businesses, net         2,261,000          2,548,000
   Unamortized loan costs, net ..................................         1,180,000          1,415,000
   Note receivable ..............................................         1,800,000                 --
   Net assets held for sale .....................................                --          2,129,000
                                                                       ------------       ------------
     Total other assets .........................................         6,252,000          7,133,000

Property and equipment
   Land .........................................................         4,671,000          4,666,000
   Buildings and improvements ...................................        37,556,000         36,351,000
   Equipment, furniture and fixtures ............................        12,324,000         11,698,000
                                                                       ------------       ------------
                                                                         54,551,000         52,715,000

   Less accumulated depreciation ................................       (19,960,000)       (18,246,000)
                                                                       ------------       ------------
                                                                         34,591,000         34,469,000
                                                                       ------------       ------------

                                                                       $ 73,129,000       $ 69,598,000
                                                                       ============       ============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                     SEPTEMBER 30,        DECEMBER 31,
                                                                                         2001                2000
                                                                                    -------------       -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable ..........................................................      $   5,447,000       $   7,606,000
   Accrued and other liabilities .............................................          7,945,000           5,627,000
   Amounts due to third-party contractual agencies ...........................          1,742,000           3,632,000
   Current portion of long-term debt .........................................          3,170,000           2,803,000
                                                                                    -------------       -------------
     Total current liabilities ...............................................         18,304,000          19,668,000

Noncurrent liabilities
   Other accrued liabilities .................................................          4,922,000           4,389,000
   Long-term debt, less current portion ......................................         26,784,000          24,708,000
                                                                                    -------------       -------------
     Total liabilities .......................................................         50,010,000          48,765,000
                                                                                    -------------       -------------

Commitments and contingencies

Stockholders' equity

   Common stock $.01 par value--authorized 30,000,000 shares; issued 9,445,449
     shares at September 30, 2001 and 9,121,180 shares at December 31, 2000 ..             94,000              91,000
   Additional paid-in capital ................................................        127,047,000         127,024,000
   Accumulated deficit .......................................................       (100,123,000)       (102,383,000)
   Treasury stock - 193,850 common shares at September 30, 2001
     and December 31, 2000, at cost ..........................................         (3,899,000)         (3,899,000)
                                                                                    -------------       -------------
           Total stockholders' equity ........................................         23,119,000          20,833,000
                                                                                    -------------       -------------

                                                                                    $  73,129,000       $  69,598,000
                                                                                    =============       =============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  QUARTER ENDED                   NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                                           ----------------------------      ----------------------------
                                                              2001             2000             2001             2000
                                                           -----------      -----------      -----------      -----------
Revenues ............................................      $33,638,000      $27,865,000      $99,267,000      $76,579,000

Operating Expenses:
   Salaries, wages and benefits .....................       21,283,000       18,012,000       61,846,000       48,345,000
   Other operating expenses .........................        9,457,000        7,995,000       28,087,000       21,961,000
   Provision for doubtful accounts ..................          264,000          265,000        2,183,000        1,730,000
   Depreciation and amortization ....................          639,000          573,000        1,824,000        1,721,000
                                                           -----------      -----------      -----------      -----------
Total operating expenses ............................       31,643,000       26,845,000       93,940,000       73,757,000
                                                           -----------      -----------      -----------      -----------

Income from operations ..............................        1,995,000        1,020,000        5,327,000        2,822,000

Non-operating expenses:
   Interest and other financing charges, net ........          746,000          820,000        2,597,000        1,815,000
   Loss on sale of assets ...........................               --               --               --          456,000
                                                           -----------      -----------      -----------      -----------
     Total non-operating expenses, net ..............          746,000          820,000        2,597,000        2,271,000

Income before income taxes ..........................        1,249,000          200,000        2,730,000          551,000

Provision for income taxes ..........................          171,000           62,000          472,000          146,000
                                                           -----------      -----------      -----------      -----------

Net income ..........................................      $ 1,078,000      $   138,000      $ 2,258,000      $   405,000
                                                           ===========      ===========      ===========      ===========

Income attributable to common stockholders ..........      $ 1,078,000      $   138,000      $ 2,258,000      $   405,000
                                                           ===========      ===========      ===========      ===========
Income per common share:
   Basic ............................................      $      0.12      $       .02      $      0.25      $       .05
                                                           ===========      ===========      ===========      ===========
   Diluted ..........................................      $      0.10      $       .02      $      0.23      $       .05
                                                           ===========      ===========      ===========      ===========

Weighted average number of common shares outstanding:
   Basic ............................................        9,056,000        8,915,000        8,977,000        8,908,000
                                                           ===========      ===========      ===========      ===========
   Diluted ..........................................       11,059,000        8,915,000        9,977,000        9,034,000
                                                           ===========      ===========      ===========      ===========



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                  -------------------------------
                                                                      2001               2000
                                                                  ------------       ------------
Cash flows from operating activities:
   Net income ..............................................      $  2,258,000       $    405,000
   Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation ..........................................         1,723,000          1,403,000
     Amortization, including loan costs ....................           526,000            558,000
     Provision for doubtful accounts .......................         2,183,000          1,730,000
     Loss on sale of assets ................................                --            456,000
     Change in operating assets and liabilities:
       Accounts receivable .................................        (5,819,000)        (8,523,000)
       Other current assets ................................          (829,000)           965,000
       Accounts payable ....................................        (2,146,000)        (1,318,000)
       Accrued and other liabilities .......................         2,851,000           (194,000)
       Amounts due to third-party contractual agencies .....        (1,890,000)          (738,000)
                                                                  ------------       ------------
         Total adjustments .................................        (3,401,000)        (5,661,000)
                                                                  ------------       ------------
           Net cash used in operating activities ...........        (1,143,000)        (5,256,000)
                                                                  ------------       ------------
Cash flows from investing activities:
   Net proceeds from the sale of assets ....................           472,000            100,000
   Increase in net assets held for sale ....................                --           (156,000)
   Expenditures for property and equipment .................        (1,826,000)        (1,890,000)
   Acquisitions ............................................                --         (8,232,000)
   Decrease in cash held in trust ..........................            30,000            891,000
                                                                  ------------       ------------
           Net cash used in investing activities ...........        (1,324,000)        (9,287,000)
                                                                  ------------       ------------
Cash flows from financing activities:
   Loan costs ..............................................           (41,000)          (697,000)
   Amounts paid to affiliate ...............................                --           (600,000)
   Proceeds from issuance of debt and warrants .............         4,705,000         19,933,000
   Payments on debt ........................................        (2,401,000)        (4,256,000)
   Net proceeds from exercise of options and stock purchases            26,000             44,000
   Registration costs ......................................                --            (18,000)
                                                                  ------------       ------------
           Net cash provided by financing activities .......         2,289,000         14,406,000
                                                                  ------------       ------------
Net decrease in cash and cash equivalents ..................          (178,000)          (137,000)
Cash and cash equivalents at beginning of period ...........         1,539,000            622,000
                                                                  ------------       ------------
Cash and cash equivalents at end of period .................      $  1,361,000       $    485,000
                                                                  ============       ============


Cash paid during the period for:
   Interest ................................................      $  2,249,000       $  1,319,000
                                                                  ============       ============
   Income taxes ............................................      $    417,000       $  1,197,000
                                                                  ============       ============



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

         Ramsay Youth Services, Inc. (the "Company") is a provider and manager of mental health, substance abuse and behavioral health programs and services in residential and non-residential settings in Alabama, Florida, Hawaii, Missouri, Michigan, Nevada, North Carolina, South Carolina, Texas, Utah and the Commonwealth of Puerto Rico.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are, unless otherwise discussed in this report, of a normal recurring nature and have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

NOTE 2.  LONG-TERM DEBT

         The Company's long-term debt is as follows:

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 2001             2000
                                                             -----------      -----------
Variable rate Term Loan, due October 30, 2003 .........      $ 8,811,000      $10,597,000
Revolver, due October 30, 2003 ........................        9,882,000        5,586,000
Acquisition Loan, due October 30, 2003 ................        1,928,000        2,162,000
Subordinated Note (net of discount of $352,000), due
   January 24, 2007 ...................................        4,648,000        4,579,000
Subordinated Note (net of discount of $371,000), due
   January 24, 2007 ...................................        4,629,000        4,560,000
Other .................................................           56,000           27,000
                                                             -----------      -----------
                                                              29,954,000       27,511,000
Less current portion ..................................        3,170,000        2,803,000
                                                             -----------      -----------
                                                             $26,784,000      $24,708,000
                                                             ===========      ===========


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

         The Company failed to maintain the required senior debt fixed charge coverage and leverage ratios as of December 31, 2000. The Company's senior lender agreed to waive these requirements as of December 31, 2000. Effective March 31, 2001, the Company's Senior Credit Facility was amended (the "Seventh Amendment"). Under the Seventh Amendment, certain coverage and leverage ratios required to be met by the Company were revised. As of September 30, 2001, the Company is in compliance with all senior debt covenants under the Seventh Amendment.

         On April 14, 2001, the Company's subordinated debt agreement was amended (the "Second Amendment"). Under the Second Amendment, certain coverage and leverage ratios required to be met by the Company were revised retroactive to March 31, 2001. As of September 30, 2001, the Company is in compliance with all subordinated debt covenants.

NOTE 3.  EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

         The following table sets forth the computation of basic and diluted earnings per share:

                                                      QUARTER ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                      ---------------------------    -------------------------------
                                                         2001            2000             2001               2000
                                                      -----------      ----------    ------------      -------------
                                                               (unaudited)                     (unaudited)

Numerator:
   Numerator for basic earnings per share -
     income attributable to common
     stockholders ..............................      $ 1,078,000      $ 138,000      $ 2,258,000      $   405,000
                                                      ===========      =========      ===========      ===========

Denominator:
   Denominator for basic earnings per share -
     weighted-average shares ...................        9,056,000      8,915,000        8,977,000        8,908,000

   Effect of dilutive securities:
     Stock options and warrants ................        2,003,000             --        1,000,000          126,000
                                                      -----------      ---------      -----------      -----------
   Dilutive potential common shares ............        2,003,000             --        1,000,000          126,000
                                                      -----------      ---------      -----------      -----------
     Denominator for diluted earnings per
       share - adjusted weighted-average
       shares and assumed conversions ..........       11,059,000      8,915,000        9,977,000        9,034,000
                                                      ===========      =========      ===========      ===========

Basic earnings per share .......................      $       .12      $     .02      $       .25      $       .05
                                                      ===========      =========      ===========      ===========

Diluted earnings per share .....................      $       .10      $     .02      $       .23      $       .05
                                                      ===========      =========      ===========      ===========


                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         For both the quarter and the nine months ended September 30, 2001, options and warrants totalling 591,781 and 786,281, respectively, were excluded from the above computation because their effect would be antidilutive.

         For both the quarter and the nine months ended September 30, 2000, options and warrants totaling 3,907,239 and 2,907,239, respectively, were excluded from the above computation because their effect would be antidilutive.

         During the quarter ended September 30, 2001, one of the Company's subordinated debt lenders converted 475,000 warrants to purchase the Company's Common Stock into 294,597 shares of the Company's Common Stock. The lender used 180,403 shares of the Company's Common Stock to pay the exercise price of the warrants.

NOTE 4.  SEGMENT INFORMATION

         The Company is a provider and manager of mental health substance abuse and behavioral health programs and services in residential and non-residential settings in ten states and the Commonwealth of Puerto Rico. During the quarter ended June 30, 2001, the Company refined its segment definitions to more appropriately reflect its business operations and management responsibilities. The primary change from the segment information presented as of December 31, 2000 consists of a change in the names of the segments and the classification of certain items within the segments. Accordingly, the corresponding information for earlier periods has been reclassified to reflect its new reportable business segments, owned operations and management contract operations.

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

         The non-residential setting is designed to meet the special needs of patients requiring a less structured environment than the residential setting, but providing the necessary level of treatment, support and assistance to transition back into society. The primary focus of this program is to provide patients, with a clinically definable emotional, psychiatric or dependency disorder, with therapeutic and intensive treatment services. Patients who are assisted through this program have either transitioned out of a residential treatment program, or do not require the intensive services of a residential treatment program.

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

                                                       QUARTER ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------       -------------------------------
                                                        2001               2000               2001               2000
                                                     ------------       ------------       ------------       ------------
SEGMENT REVENUE
   Owned operations ...........................      $ 26,415,000       $ 21,949,000       $ 78,683,000       $ 62,508,000
   Management contracts .......................         7,223,000          5,916,000         20,584,000         14,071,000
                                                     ------------       ------------       ------------       ------------
Total consolidated revenues ...................      $ 33,638,000       $ 27,865,000       $ 99,267,000       $ 76,579,000
                                                     ============       ============       ============       ============

SEGMENT DEPRECIATION AND AMORTIZATION
  Owned operations ............................      $    569,000       $    438,000       $  1,626,000          1,313,000
   Management contracts .......................            28,000             15,000             78,000             44,000
                                                     ------------       ------------       ------------       ------------
                                                          597,000            453,000          1,704,000          1,357,000

Reconciling items
   Corporate depreciation and amortization ....            42,000            120,000            120,000            364,000
                                                     ------------       ------------       ------------       ------------
Total consolidated depreciation and
  amortization ................................      $    639,000       $    573,000       $  1,824,000       $  1,721,000
                                                     ============       ============       ============       ============

Segment profit
  Owned operations ............................      $  2,131,000       $  1,674,000       $  7,533,000       $  5,657,000
   Management contracts .......................         1,244,000            741,000          2,309,000          1,561,000
                                                     ------------       ------------       ------------       ------------
                                                        3,375,000          2,415,000          9,842,000          7,218,000

Reconciling items
   Corporate expenses .........................        (1,380,000)        (1,395,000)        (4,515,000)        (4,396,000)
   Loss on sale of assets .....................                --                 --                 --           (456,000)
   Interest and other financing charges .......          (746,000)          (820,000)        (2,597,000)        (1,815,000)
                                                     ------------       ------------       ------------       ------------
Total consolidated income before income taxes .      $  1,249,000       $    200,000       $  2,730,000       $    551,000
                                                     ============       ============       ============       ============

Segment capital expenses
  Owned operations ............................      $    522,000       $    787,000       $  1,488,000       $  1,593,000
   Management contracts .......................            42,000             75,000            174,000            274,000
                                                     ------------       ------------       ------------       ------------
                                                          564,000            862,000          1,662,000          1,867,000

Reconciling items
   Corporate assets ...........................            33,000              1,000            164,000             23,000
                                                     ------------       ------------       ------------       ------------
Total consolidated capital expenditures .......      $    597,000       $    863,000       $  1,826,000       $  1,890,000
                                                     ============       ============       ============       ============



                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                           YEAR ENDED
                                  -----------------------------
                                  SEPTEMBER 30,    DECEMBER 31,
                                     2001              2000
                                  -------------    ------------

SEGMENT ASSETS
  Owned operations .........      $59,921,000      $60,193,000
   Management contracts ....        8,557,000        6,260,000
                                  -----------      -----------
Total segment assets .......       68,478,000       66,453,000

Reconciling items
   Corporate assets ........        4,651,000        3,145,000
                                  -----------      -----------
Total consolidated assets ..      $73,129,000      $69,598,000
                                  ===========      ===========

NOTE 5.  ACCOUNTS RECEIVABLE

         In October 2001, the Company collected approximately $1.9 million of outstanding receivables from its contracts in Puerto Rico, of which approximately $.8 million were over 120 days past due. The collection of these receivables reduced the outstanding balance of receivables for services billed through September 30, 2001 to approximately $3.3 million, of which approximately $.9 million is over 120 days past due. The Company has reserves on the balances due from the Commonwealth of Puerto Rico of $1.0 million as of September 30, 2001. The Company and its advisors are in active discussions with the Government of Puerto Rico with respect to the payment of the outstanding receivables. The Company believes that it has fully performed its obligations under the Puerto Rico contracts and is entitled to receive payment of these receivables in full. Although the Company has been advised by its legal counsel that the receivables due on the Puerto Rico contracts are collectable, there can be no assurances that future transactions or events will not result in the need for additional reserves for these accounts receivable. If the Company were to record additional reserves, it would adversely affect earnings in the period in which the reserves are recorded.

NOTE 6.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of fiscal year 2002. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease. At this time, the Company has not yet determined the complete impact of these Statements. The Company recorded amortization of goodwill expense of $29,000 and $86,000 for the quarter ended September 30, 2001 and 2000, respectively, and $112,000 and $270,000 for the nine months ended September 30, 2001 and 2000, respectively.

         In July 2001, the FASB issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This Statement requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. This Statement is required to be adopted in fiscal years beginning after June 15, 2002. The Company has not yet completed its evaluation of the impact of the adoption of this Statement.

         In October 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS. This Statement supersedes Statement No. 121 but retains many of its fundamental provisions. Additionally, this Statement expands the scope of discontinued operations to include more disposal transactions. The provisions of this Statement are effective for financial statement issued for fiscal

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


years beginning after December 15, 2001. The Company has not yet completed its evaluation of the impact of the adoption of this Statement.

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

         The Company's quarterly results may fluctuate significantly as a result of a variety of factors, including the timing of the opening of new programs. When the Company opens a new program, the program may be unprofitable until the program's population, and net revenues contributed by the program, approach intended levels, primarily because the Company staffs its programs in anticipation of achieving such levels. The Company's quarterly results may also be impacted by seasonality, as revenues generated by the Company's treatment services are generally seasonal in nature.

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

QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000

OWNED OPERATIONS SEGMENT

         The following tables state for the periods indicated the results of our owned operations in dollar and percentage of revenue terms (dollars in thousands):

                                                   QUARTER ENDED SEPTEMBER 30,
                                          -----------------------------------------------
                                                  2001                       2000
                                          --------------------       --------------------
Revenues ...........................      $26,415        100.0%      $21,949        100.0%

Expenses:
   Salaries, wages and benefits ....       16,037         60.7%       13,371         60.9%
   Other operating expenses ........        7,130         27.0%        6,024         27.5%
   Provision for doubtful accounts .          548          2.0%          442          2.0%
   Depreciation and amortization ...          569          2.2%          438          2.0%
                                          -------      -------       -------      -------
     Total operating expenses ......       24,284         91.9%       20,275         92.4%
                                          -------      -------       -------      -------
Income from operations .............      $ 2,131          8.1%      $ 1,674          7.6%
                                          =======      =======       =======      =======

REVENUES

         Revenues increased from $21.9 million in the quarter ended September 30, 2000 to $26.4 million in the quarter ended September 30, 2001. The increase of $4.5 million in revenues from 2000 to 2001 is primarily a result of (i) an increase in revenues of $1.1 million from the full quarter effect of the Manatee Palms acquisition completed in August 2000 and (ii) an increase of $3.4 million in the Company's other facilities primarily due to a total increase in census of 10.2% between periods (from 67,397 days during the quarter ended September 30, 2000 to 74,237 days during the quarter ended September 30, 2001).

SALARIES, WAGES AND BENEFITS

         Salaries, wages and benefits were $13.4 million, or 60.9% of revenues for the quarter ended September 30, 2000, compared to $16.0 million, or 60.7% of revenues for the quarter ended September 30, 2001. Salaries, wages and benefits did not fluctuate significantly as a percentage of revenue when compared to the same period in the prior year.

OTHER OPERATING EXPENSES

         Other operating expenses were $6.0 million or 27.5% of revenues for the quarter ended September 30, 2000, compared to $7.1 million, or 27.0% of revenues for the quarter ended September 30, 2001. The decrease as a percentage of revenues is primarily due to a rate increase at one of the Company's facilities and an increase in business in the Company's Florida market. This decrease was partially offset by the outsourcing of certain services at the Company's Michigan facility.

PROVISION FOR DOUBTFUL ACCOUNTS

         The provision for doubtful accounts was $0.4 million or 2.0% of revenues for the quarter ended September 30, 2000, compared to $0.5 million, or 2.0% of revenues for the quarter ended September 30, 2001. Provision for doubtful accounts during the quarter ended September 30, 2001 did not fluctuate as a percentage of revenue when compared to the same period in the prior year.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


DEPRECIATION AND AMORTIZATION

         Depreciation and amortization was $0.4 million or 2.0% of revenues for the quarter ended September 30, 2000, compared to $0.6 million, or 2.2% of revenues for the quarter ended September 30, 2001. Depreciation and amortization during the quarter ended September 30, 2001 increased primarily as a result of the acquisition of Manatee Palms facilities.

MANAGEMENT CONTRACT SEGMENT

         The following tables state for the periods indicated the results of our management contract operations in dollar and percentage of revenue terms (dollars in thousands):

                                                      QUARTER ENDED SEPTEMBER 30,
                                          --------------------------------------------------
                                                   2001                         2000
                                          ---------------------        ---------------------
Revenues ...........................      $ 7,223         100.0%       $ 5,916         100.0%

Expenses:
   Salaries, wages and benefits ....        4,677          64.7%         4,064          68.7%
   Other operating expenses ........        1,558          21.6%         1,273          21.5%
   Provision for doubtful accounts .         (284)         (3.9%)         (177)         (3.0%)
   Depreciation and amortization ...           28           0.4%            15           0.3%
                                          -------       -------        -------       -------
     Total operating expenses ......        5,979          82.8%         5,175          87.5%
                                          -------       -------        -------       -------
Income from operations .............      $ 1,244          17.2%       $   741          12.5%
                                          =======       =======        =======       =======

REVENUES

         Revenues increased from $5.9 million in the quarter ended September 30, 2000 to $7.2 million in the quarter ended September 30, 2001. The increase of $1.3 million in revenues from 2000 to 2001 is primarily a result of an increase in revenues of $0.5 million from the full year effect of an acquisition of a management contract in Florida in August 2000 and the effect of new programs awarded to the Company's existing Florida contracts. The increase was offset by a $.7 million increase in contractual allowance reserves recorded by the Company related to one of its Puerto Rico contracts during the quarter ended September 30, 2001.

SALARIES, WAGES AND BENEFITS

         Salaries, wages and benefits increased from $4.1 million or 68.7% of revenue in the quarter ended September 30, 2000 to $4.7 million or 64.7% of revenue in the quarter ended September 30, 2001. During the quarter ended September 30, 2000, the Company incurred significant training and other personnel cost as a result of the start-up of several new contracts in Florida. The decrease in salary, wages and benefits as a percentage of revenue when comparing the quarter ended September 30, 2001 to 2000 is due to a decrease in these costs and a corresponding increase in revenues from new programs awarded to the Company's existing Florida contracts.

OTHER OPERATING EXPENSES

         Other operating expenses increased from $1.3 million or 21.5% of revenue in the quarter ended September 30, 2000 to $1.6 million or 21.6% of management contract revenue in the quarter ended September 30, 2001. Other operating expenses during the quarter ended September 30, 2001 did not fluctuate significantly as a percentage of revenue when compared to the same period in the prior year.

PROVISION FOR DOUBTFUL ACCOUNTS

         As mentioned previously, in October 2001, the Company collected approximately $1.9 million of outstanding receivables from its contracts in Puerto Rico, of which $.8 million was for receivables which were over 120 days past due on one of its Puerto Rico contracts. As a result of this collection, the Company reduced its provision for doubtful accounts on this contract by approximately $.2 million. Including the aforementioned increase in contractual allowances of $.7 million, total reserves for Puerto Rico receivables increased by $.5 million during the quarter ended 2001 to approximately $1.0 million.

         As a result of collections in its Puerto Rico contracts of past due receivables during the quarter ended September 30, 2000, the Company reduced its provision for doubtful accounts by approximately $.2 million.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES



DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased from 0.3% of revenue in the quarter ended September 30, 2000 to 0.4% of revenue in the quarter ended September 30, 2001. Depreciation and amortization did not fluctuate significantly as a percentage of revenue.

CORPORATE AND OTHER

         The following tables state for the periods indicated total revenues and corporate office expenses in dollar and percentage of revenue terms (dollars in thousands):

                                                           QUARTER ENDED SEPTEMBER 30,
                                                ------------------------------------------------
                                                        2001                        2000
                                                --------------------       ---------------------
Revenues:
   Owned operations.......................      $26,415                    $21,949
   Management contracts...................        7,223                      5,916
                                                -------                    -------
     Total revenues ......................      $33,638        100.0%      $27,865        100.0%

Expenses:
   Salaries, wages and benefits ..........          569          1.7%          577          2.1%
   Other operating expenses ..............          769          2.3%          698          2.5%
   Depreciation and amortization .........           42          0.1%          120          0.4%
   Interest and other financing charges ..          746          2.2%          820          2.9%
   Provision for income taxes ............          171          0.5%           62          0.2%


SALARIES, WAGES AND BENEFITS

         Corporate office salaries, wages and benefits were $0.6 million or 2.1% of total consolidated revenues for the quarter ended September 30, 2000, compared to $0.6 million or 1.7% of total consolidated revenues for the same period in 2001. The decrease as a percentage of total consolidated revenues is primarily due to the increase in total consolidated revenues of $5.8 million during the quarter.

OTHER OPERATING EXPENSES

         Corporate office other operating expenses were $0.7 million or 2.5% of total consolidated revenues for the quarter ended September 30, 2000, compared to $0.8 million or 2.3% of total consolidated revenues for the same period in 2001. The decrease as a percentage of total consolidated revenues is primarily due to the increase in total consolidated revenues of $5.8 million during the quarter.

DEPRECIATION AND AMORTIZATION

         Corporate office depreciation and amortization was $0.1 million or 0.4% of total consolidated revenues for the quarter ended September 30, 2000, compared to $0.04 million or 0.1% of total consolidated revenues for the same period in 2001. The decrease is due to the Company's completion of the amortization of certain projects during the fiscal year ended December 31, 2000.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES



INTEREST AND OTHER FINANCING CHARGES

         Interest and other financing charges decreased from $0.8 million or 2.9% of total consolidated revenues for the quarter ended September 30, 2000 to $0.7 million or 2.2% of total consolidated revenues for the quarter ended September 30, 2001. The decrease in interest and other financing charges is primarily attributable to a decrease in the variable interest rate charged on the Company's senior credit facility.


PROVISION FOR INCOME TAXES

         For both periods presented, the provision for income taxes was recorded at an effective tax rate significantly less than the statutory tax rate due to the Company's significant net operating loss carryovers.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

OWNED OPERATIONS SEGMENT

         The following tables state for the periods indicated the results of our owned operations in dollar and percentage of revenue terms (dollars in thousands):

                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                          -----------------------------------------------
                                                  2001                      2000
                                          --------------------       --------------------
Revenues ...........................      $78,683        100.0%      $62,508        100.0%

Expenses:
   Salaries, wages and benefits ....       46,288         58.8%       37,252         59.6%
   Other operating expenses ........       21,273         27.0%       16,775         26.8%
   Provision for doubtful accounts .        1,963          2.5%        1,511          2.4%
   Depreciation and amortization ...        1,626          2.1%        1,313          2.1%
                                          -------      -------       -------      -------
     Total operating expenses ......       71,150         90.4%       56,851         90.9%
                                          -------      -------       -------      -------
Income from operations .............      $ 7,533          9.6%      $ 5,657          9.1%
                                          =======      =======       =======      =======


REVENUES

         Revenues increased from $62.5 million in the nine months ended September 30, 2000 to $78.7 million in the nine months ended September 30, 2001. The increase of $16.2 million in revenues from 2000 to 2001 is primarily a result of (i) an increase in revenues of $6.7 million from the full year effect of the Manatee Palms facilities in August 2000 and (ii) an increase of $9.5 million in the Company's other facilities primarily due to a total increase in census of 9.5% between periods (from approximately 202,700 days during the nine months ended September 30, 2000 to approximately 222,000 days during the nine months ended September 30, 2001).

SALARIES, WAGES AND BENEFITS

         Salaries, wages and benefits were $37.3 million, or 59.6% of revenues for the nine months ended September 30, 2000, compared to $46.3 million, or 58.8% of revenues for the nine months ended September 30, 2001. The decrease as a percentage of revenues is primarily due to the outsourcing of certain services at the Company's Michigan facility and the previously discussed 9.5% total increase in census between periods.

OTHER OPERATING EXPENSES

         Other operating expenses were $16.8 million or 26.8% of revenues for the nine months ended September 30, 2000, compared to $21.3 million, or 27.0% of revenues for the nine months ended September 30, 2001. The increase as a percentage of revenues is primarily due to the aforementioned outsourcing of certain services at the Company's Michigan facility.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES



PROVISION FOR DOUBTFUL ACCOUNTS

         The provision for doubtful accounts was $1.5 million or 2.4% of revenues for the nine months ended September 30, 2000, compared to $2.0 million, or 2.5% of revenues for the nine months ended September 30, 2001. Provision for doubtful accounts during the nine months ended September 30, 2001 did not fluctuate significantly as a percentage of revenue when compared to the same period in the prior year.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization was $1.3 million or 2.1% of revenues for the nine months ended September 30, 2000, compared to $1.6 million, or 2.1% of revenues for the nine months ended September 30, 2001. Depreciation and amortization during the nine months ended September 30, 2001 did not fluctuate as a percentage of revenue when compared to the same period in the prior year.

MANAGEMENT CONTRACT SEGMENT

         The following tables state for the periods indicated the results of our management contract operations in dollar and percentage of revenue terms (dollars in thousands):

                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                          -----------------------------------------------
                                                  2001                       2000
                                          --------------------       --------------------
Revenues ...........................      $20,584        100.0%      $14,071        100.0%

Expenses:
   Salaries, wages and benefits ....       13,488         65.5%        9,207         65.4%
   Other operating expenses ........        4,489         21.8%        3,040         21.6%
   Provision for doubtful accounts .          220          1.1%          219          1.6%
   Depreciation and amortization ...           78          0.4%           44          0.3%
                                          -------      -------       -------      -------
     Total operating expenses ......       18,275         88.8%       12,510         88.9%
                                          -------      -------       -------      -------
Income from operations .............      $ 2,309         11.2%      $ 1,561         11.1%
                                          =======      =======       =======      =======

REVENUES

         Revenues increased from $14.1 million in the nine months ended September 30, 2000 to $20.6 million in the nine months ended September 30, 2001. The increase of $6.5 million in revenues from 2000 to 2001 is primarily a result of an increase in revenues of $2.3 million from the full year effect of an acquisition of a management contract in Florida in August 2000 and the effect of new programs awarded to the Company in Florida. The increase was offset by a $.7 million increase in contractual allowance reserves recorded by the Company related to one of its Puerto Rico contracts during the nine months ended September 30, 2001.

SALARIES, WAGES AND BENEFITS

         Salaries, wages and benefits increased from $9.2 million or 65.4% of revenue in the nine months ended September 30, 2000 to $13.5 million or 65.5% of revenue in the nine months ended September 30, 2001. Salaries, wages and benefits during the nine months ended September 30, 2001 did not fluctuate significantly as a percentage of revenue when compared to the same period in the prior year.

OTHER OPERATING EXPENSES

         Other operating expenses increased from $3.0 million or 21.6% of revenue in the nine months ended September 30, 2000 to $4.5 million or 21.8% of revenue in the nine months ended September 30, 2001. Other operating expenses during the nine months ended September 30, 2001 did not fluctuate significantly as a percentage of revenue when compared to the same period in the prior year.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES



PROVISION FOR DOUBTFUL ACCOUNTS

         The provision for doubtful accounts was $0.2 million or 1.6% of revenue in the nine months ended September 30, 2000 and $0.2 million or 1.1% of revenue in the nine months ended September 30, 2001. Fluctuations of the provision for doubtful accounts recorded by the Company during the nine months ended
September 30, 2000 and 2001 are primarily a result of changes in the provision due to the Company's evaluation of its Puerto Rico contract accounts receivable.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased from 0.3% of revenue in the nine months ended September 30, 2000 to 0.4% of management contract revenue in the nine months ended September 30, 2001. Depreciation and amortization did not fluctuate significantly as a percentage of revenues.

CORPORATE AND OTHER

         The following tables state for the periods indicated total revenues and corporate office expenses in dollar and percentage of revenue terms (dollars in thousands):

                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                ------------------------------------------------
                                                         2001                      2000
                                                ----------------------    ----------------------
Revenues:
   Owned operations.......................      $78,683                   $62,508
   Management contracts...................       20,584                    14,071
                                                -------                   -------
     Total revenues ......................      $99,267        100.0%      $76,579        100.0%

Expenses:
   Salaries, wages and benefits ..........        2,070          2.1%        1,886          2.5%
   Other operating expenses ..............        2,325          2.3%        2,146          2.8%
   Depreciation and amortization .........          120          0.1%          364          0.5%
   Interest and other financing charges ..        2,597          2.6%        1,815          2.4%
   Provision for income taxes ............          472          0.5%          146          0.2%
   Loss on sale of assets ................           --           --           456          0.6%


SALARIES, WAGES AND BENEFITS

         Corporate office salaries, wages and benefits were $1.9 million or 2.5% of total consolidated revenues for the nine months ended September 30, 2000, compared to $2.0 million or 2.1% of total consolidated revenues for the same period in 2001. The decrease as a percentage of total consolidated revenues is primarily due to the increase in total consolidated revenues of $22.7 million during the nine months ended September 30, 2001.

OTHER OPERATING EXPENSES

         Corporate office other operating expenses were $2.1 million or 2.8% of total consolidated revenues for the nine months ended September 30, 2000, compared to $2.3 million or 2.3% of total consolidated revenues for the same period in 2001. The decrease as a percentage of total consolidated revenues is primarily due to the increase in total consolidated revenues of $22.7 million during the nine months ended September 30, 2001.

DEPRECIATION AND AMORTIZATION

         Corporate office depreciation and amortization was $0.4 million or 0.5% of total consolidated revenues for the nine months ended September 30, 2000, compared to $0.1 million or 0.1% of total

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


consolidated revenues for the same period in 2001. The decrease is due to the Company's completion of the amortization of certain projects during the fiscal year ended December 31, 2000.

INTEREST AND OTHER FINANCING CHARGES

         Interest and other financing charges increased from $1.8 million or 2.4% of total consolidated revenues for the nine months ended September 30, 2000 to $2.6 million or 2.6% of total consolidated revenues for the nine months ended September 30, 2001. The increase in interest and other financing charges is primarily attributable to an increase in the Company's average outstanding borrowings between periods caused primarily by an increase in borrowings from the Company's Senior Credit Facility to acquire the Manatee Palms facilities in August 2000. Interest expense was also impacted by the previously mentioned decrease in interest rate experienced during the year.

PROVISION FOR INCOME TAXES

         For both periods presented, the provision for income taxes was recorded at an effective tax rate significantly less than the statutory tax rate due to the Company's significant net operating loss carryovers.

                         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001 and December 31, 2000, the Company had $14.0 million and $8.3 million, respectively, in working capital and $1.4 million and $1.5 million, respectively, in cash and cash equivalents. The Company's principal sources of liquidity as of September 30, 2001 and December 31, 2000 consisted primarily of the aforementioned cash and cash equivalents and accounts receivable of $26.3 million and $23.0 million, respectively.

         Net cash used in operating activities decreased from $5.3 million during the nine months ended September 30, 2000 to $1.1 million during the nine months ended September 30, 2001. The decrease in cash used in operating activities was impacted by a $1.9 million increase in net income and a $2.4 million favorable variance in accounts receivable as a result of an improvement in the Company's receivable turnover.

         Cash used in investing activities was $1.3 million for the nine months ended September 30, 2001. Investing activities during the nine months ended September 30, 2001 consisted primarily of $1.8 million in capital expenditures, offset by approximately $0.5 million in proceeds from the sale of certain assets.

         Net cash provided by financing activities was $2.3 million for the nine months ended September 30, 2001. Financing activities during the nine months ended September 30, 2001 consisted primarily of proceeds from the Company's revolving credit facility which were used to finance the Company's growth and make required debt service payments under the Company's credit facilities.

         In October 2001, the Company collected approximately $1.9 million of outstanding receivables from its contracts in Puerto Rico, of which approximately $.8 million were over 120 days past due. The collection of these receivables reduced the outstanding balance of receivables for services billed through September 30, 2001 to approximately $3.3 million, of which approximately $.9 million is over 120 days past due. The Company has reserves on the balances due from the Commonwealth of Puerto Rico of $1.0 million as of September 30, 2001. The Company and its advisors are in active discussions with the Government of Puerto Rico with respect to the payment of the outstanding receivables. The Company believes that it has fully performed its obligations under the Puerto Rico contracts and is entitled to receive payment of these receivables in full. Although the Company has been advised by its legal counsel that the net receivables due on the Puerto Rico contracts are collectable, there can be no assurances that future transactions or events will not result in the need for additional reserves for these accounts receivable. If the Company were to record additional reserves, it would adversely affect earnings in the period in which the reserves are recorded.

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

                           PART II - OTHER INFORMATION

ITEM 1.  OTHER INFORMATION

         The Company is party to certain claims, suits and complaints, whether arising from the acts or omissions of its employees, providers or others, which arise in the ordinary course of business. The Company has established reserves at September 30, 2001 for the estimated amounts which might be recovered from the Company as a result of all outstanding legal proceedings. In the opinion of management, the ultimate resolution of these pending legal proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              The Exhibits required to be filed as part of this Quarterly Report on Form 10-Q are as follows:

               Exhibit 11        Computation of Net Income Per Share............

               Exhibit 99.19     Press Release dated November 5, 2001...........

         (b)  Current Reports on Form 8-K

              The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 2001.

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



Date:  November 9, 2001