Form 10-K405
period 2001-12-31
RAMSAY YOUTH SERVICES INC
filed 2002-03-29
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-13849

                           RAMSAY YOUTH SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 63-0857352
-----------------------------------        ------------------------------------
   (STATE OR OTHER JURISDICTION            (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

                 COLUMBUS CENTER
          ONE ALHAMBRA PLAZA, SUITE 750
              CORAL GABLES, FLORIDA                                 33134
    ----------------------------------------                      ----------
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

                          COMMON STOCK, $0.01 PAR VALUE
                          -----------------------------
                                (TITLE OF CLASS)

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The number of shares of the registrant's Common Stock outstanding as of March 14, 2002 was 9,465,995. The aggregate market value of Common Stock held by non-affiliates on such date was $12,763,347. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the common stock of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A for the registrant's 2002 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

                           FORWARD-LOOKING STATEMENTS

         In connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, Ramsay Youth Services, Inc. ("Ramsay" or the "Company") notes that this report contains forward-looking statements about the Company. The Company is hereby setting forth cautionary statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements or information made by or on behalf of or concerning the Company. Some of the most significant factors include (i) accelerating changes occurring in the behavioral healthcare and at-risk youth industry, including competition from consolidating and integrated provider systems and limitations on reimbursement rates, (ii) federal and state governmental budgetary constraints which could have the effect of limiting the amount of funds available to support governmental programs,
(iii) statutory, regulatory and administrative changes or interpretations of existing statutory and regulatory provisions affecting the conduct of the Company's business and affecting current and prior reimbursement for the Company's services and (iv) uncertainties regarding issues in the Puerto Rico market serviced by the Company. There can be no assurance that any anticipated future results will be achieved. As a result of the factors identified above, and including any other factors, the Company's actual results or financial condition could vary significantly from the performance or expectation set forth in any forward-looking statements or information.

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

                                     PART I

ITEM 1.   BUSINESS.

General

         The Company is a provider of behavioral health care treatment programs and services focused on at-risk and special-needs youth. The Company offers a full spectrum of treatment programs and services in residential and non-residential settings. The programs and services are offered through a network of Company-owned or leased facilities ("Owned Operations") and state or government-owned facilities ("Management Contract Operations"). The Company is head-quartered in Coral Gables, Florida and has operations in Alabama, Florida, Hawaii, Missouri, Michigan, Nevada, North Carolina, South Carolina, Texas, Utah and Puerto Rico. The Company also provides a limited range of adult behavioral healthcare services at certain of its locations in response to community demand.

         The programs and services provided by the Company are designed through a comprehensive continuum that is directed to meet the demands for culturally diverse and special-needs populations. The Company's programs are tailored to service individuals with (i) mental health and substance abuse issues, (ii) sexually reactive disorders, (iii) developmental disabilities, and (iv) emotional and behavioral disorders. The Company's programs cater to special populations such as juvenile offenders, adolescent females and youth with special education needs.

         The primary objective of the Company's programs and services is to provide a safe and highly structured environment for the evaluation, treatment, rehabilitation and integration of at-risk and special-needs youth into their communities as responsible individuals and productive citizens.

DESCRIPTION OF PROGRAMS

         Ramsay's specialized behavioral health care programs are focused on solving the specialized needs of youth by providing effective treatment interventions, including counseling, social interests, substance abuse education and treatment, mental health services, cognitive and life skills development, accredited education and vocational skills. The Company's goal is to provide a "balanced approach" that develops the social, educational and vocational skills of the youth and creates responsible, pro-social individuals. This balanced approach is essential to achieve the program's objective of integrating the youth into their communities as responsible and productive individuals.

         The following is a summary of the programs and services offered by the
Company:

o ACUTE INPATIENT SERVICES - Acute inpatient services are generally provided to individuals needing the most intensive behavioral healthcare treatment. The most common disorders treated at the Company's facilities on an acute inpatient basis are mood and affective disorders (such as depression), psychosis, situational crises and alcohol and drug dependency. The initial goal of acute inpatient treatment is to evaluate and stabilize the patient so that effective treatment can be continued either on an inpatient or outpatient basis. Under the direction of a psychiatrist, the patient's condition is assessed, diagnosis is made and prescribed treatment follows. The treatment regimen utilizes, where appropriate, medication, individual and group therapy, adjunctive therapy and family therapy.

o RESIDENTIAL TREATMENT PROGRAMS - Residential treatment programs provide safe, secure and highly structured environments for the evaluation and development of long-term, intensive and transitional treatment services. The programs focus on a cognitive-behavioral model with family, group and individual counseling, social and life skills development and educational and recreational programs. The primary focus of these services is to reshape antisocial behaviors by stressing responsibility and achievement of performance and treatment goals.

o THERAPEUTIC COMMUNITY LIVING FACILITY - Therapeutic community living facility programs provide care and treatment to youths in a community setting, usually in a residential neighborhood. These youths typically are transitioning from a more intensive program, such as a long-term residential treatment facility. This facility setting is a less restrictive residential environment that offers youths the opportunities for personal growth, social development and responsible behavior. The youths attend public schools or receive in-home education and vocational and occupational training. The primary focus of these services is to teach the youth independent living skills, decrease their institutional dependency and gradually transition them back into their communities.

o COMMUNITY-BASED PROGRAMS - Community-based programs are designed to meet the special needs of youths and their families, while enabling them to remain living at home or in their community. The primary focus of this program is to provide youths who have a clinically definable emotional, psychiatric or dependency disorder with therapeutic services. Youths who are assisted through this program have either transitioned out of a residential treatment program or do not require the intensive services of a residential treatment program.

FACILITIES

         As of December 31, 2001, the Company's Owned Operations segment consisted of (i) eleven residential facilities in which both acute inpatient services and/or residential treatment programs are offered, (ii) ten therapeutic community living facilities and (iii) three stand-alone non-residential facilities in which community-based programs and services are offered. The facilities in the Owned Operations segment are either owned or leased directly by the Company. As of December 31, 2001, the Company's Management Contract Operations segment consisted of six contracts in which the Company has the right to occupy the facility and one stand-alone contract for community-based programs and services.

         The following table sets forth the programs and services offered by the Company as of December 31, 2001 in the various markets in which it operates:

                MARKET                            PROGRAMS AND SERVICES
--------------------------------------- ---------------------------------------

OWNED OPERATIONS

Alabama:
    Dothan Facility........................    Residential Treatment Programs
                                               and Acute Inpatient Services
    Hill Crest Facility....................    Residential Treatment Programs,
                                               Acute Inpatient Services and
                                               Community-Based Programs
    Bessemer I.............................    Therapeutic Community Living
                                               Facility
    Higdon Hill ...........................    Therapeutic Community Living
                                               Facility
    Bessemer II ...........................    Therapeutic Community Living
                                               Facility

Florida:
    Gulf Coast Treatment Center............    Residential Treatment Programs
    Manatee Adolescent Treatment Services..    Residential Treatment Programs
    Manatee Palms Youth Services...........    Residential Treatment Programs
                                               and Community-Based Programs
    Riverdale Day Treatment................    Community-Based Programs
    Family Counseling Center...............    Community-Based Programs

Hawaii:
    Pearl City.............................    Therapeutic Community Living
                                               Facility

Michigan:
    Havenwyck Facility.....................    Residential Treatment Programs,
                                               Acute Inpatient Services and
                                               Community-Based Programs

Missouri:
    Heartland Facility.....................    Residential Treatment Programs,
                                               Acute Inpatient Services and
                                               Community-Based Programs
    Heartland House........................    Therapeutic Community Living
                                               Facility

Nevada:
    Briarwood I............................    Therapeutic Community Living
                                               Facility
    Briarwood II...........................    Therapeutic Community Living
                                               Facility

North Carolina:
    Brynn Marr.............................    Residential Treatment Programs,
                                               Acute Inpatient Services and
                                               Community-Based Programs

Puerto Rico:
    Institute of PsychoSocial Treatment....    Residential Treatment Programs

South Carolina:
    Coastal Harbor.........................    Therapeutic Community Living
                                               Facility
    Pelion.................................    Therapeutic Community Living
                                               Facility
    Riverstone.............................    Therapeutic Community Living
                                               Facility

Texas:
    Mission Vista Facility.................    Acute Inpatient Services

Utah:
    Benchmark Regional.....................    Residential Treatment Programs

                MARKET                            PROGRAMS AND SERVICES
--------------------------------------- ---------------------------------------

MANAGEMENT CONTRACTS

Florida:
    Everglades Youth Development Center....    Residential Treatment Programs
    Florida Institute for Girls............    Residential Treatment Programs
    Kingsley Center........................    Residential Treatment Programs
    Okaloosa Youth Academy.................    Residential Treatment Programs
    Southern Glades Youth Camp.............    Residential Treatment Programs

Puerto Rico:
    Bayamon Detention Center...............    Residential Treatment Programs
    Specialized Education Services.........    Community-Based Programs

Market for the Company's Services

         Expenditures for the behavioral healthcare services market totaled $85.3 billion in 1997, comprised of $73.4 billion for mental health services and $11.9 billion for the treatment of substance abuse. Expenditures for the youth services industry totaled $60.0 billion in 2000, and continues to grow at a rate of 9% per annum. The Company believes that the market for behavioral healthcare and youth services in the United States will continue to grow based on the following compelling industry demographics:

o At least eleven million youth have a serious diagnosable mental, emotional or behavioral health disorder.

o Over one million youths enter the juvenile justice system each year and it is estimated that 60% of these youth have a mental disorder. Approximately 50% to 75% of these youths also have substance abuse issues and nearly 40% of them have learning disabilities.

o Approximately three million children are reported as abused or neglected each year, of which 90% of them fail to receive the services they need.

o     The general youth population is expected to grow by 21% by the year 2010.

         The Company intends to grow through (i) expansion of services, markets and products, (ii) aggressive response to requests for proposals ("RFP's") and
(iii) selected strategic acquisitions. Through these avenues, management intends to capitalize on the behavioral healthcare and youth services industry's size, fragmentation and multiple payor sources.

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

o SELECTED STRATEGIC ACQUISITIONS - The Company intends to pursue strategic acquisitions of other behavioral healthcare and youth services providers to penetrate existing markets further and enter new geographic markets. The behavioral healthcare and youth services industry are highly fragmented with what the Company estimates to be approximately 15,000 providers. The Company continually reviews acquisition opportunities and management believes that a number of acquisition opportunities currently exist at reasonable valuations. Further, management believes it can enhance the performance of acquired facilities by selectively implementing the Company's programs to expand services. Management believes that the Company's current infrastructure is capable of supporting a number of acquisitions affording the opportunity to spread certain fixed operational expenses over a broader revenue base.

Competition

         The fragmented youth-focused behavioral health care industry is comprised largely of small providers that operate in relatively limited geographic areas and provide services to a specific youth population. The Company competes with both public and private for-profit and not-for-profit organizations. Competition generally is based upon program quality, range and price of services provided, operational experience and facility location. When responding to an RFP, the strength and depth of a provider's relationship with the various payors plays a significant role in the selection process. The Company believes that its programs and services compete favorable on the basis of, among other things, the range and quality of programs offered and the expertise of its management team in the development and implementation of new programs.

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

o STATE AND LOCAL GOVERNMENT PAYORS - The Company's facilities are reimbursed for certain services on a per-diem basis by various state and local government agencies. The per-diem rate is generally based on the nature and scope of services provided to residents. In addition, some government programs pay the Company for access to a certain number of beds.

o COMMERCIAL INSURANCE PAYORS - The Company's facilities are reimbursed for certain behavioral healthcare services by health maintenance organizations ("HMO's"), commercial insurance companies and self-insured employers either on a fee-for-service basis or under contractual arrangements which include reimbursement on a per-diem, per-diagnosis basis.

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

o MEDICARE - Medicare is the federal health insurance program for the aged and disabled. Medicare reimburses providers of psychiatric care for inpatient and outpatient services and providers of long term acute care services. Medicare reimburses psychiatric hospitals and long term care hospitals on a reasonable cost basis for inpatient care. Medicare reimburses providers of hospital outpatient psychiatric services, including partial hospitalization programs, based on the hospital outpatient prospective payment system. Medicare reimburses other providers of outpatient psychiatric services on fee or for service and reasonable cost basis. Medicare reimbursement is typically less than the Company's established charges for services provided to Medicare patients. Patients are not responsible for the difference between the reimbursed amount and the established charges other than for applicable non-covered charges, coinsurance and deductibles.

      In 1983, Congress changed the Medicare law applicable to Medicare reimbursement for most inpatient hospital services from a retrospectively determined reasonable cost system to a prospectively determined diagnosis-related grouping ("DRG") system. Facilities providing psychiatric care are currently exempt from the DRG reimbursement system. More recently, Congress has required, and the Centers for Medicare and Medicaid Services ("CMS"), formerly known as the Health Care Financing Administration, the agency that administers Medicare, has implemented a similar prospective payment system for most hospital outpatient services, including partial hospitalization programs. Pursuant to the Balanced Budget Refinement Act of 1999, CMS is required to implement prospective payment systems for both psychiatric hospitals and long term care hospitals. These new payment systems are currently required to be implemented by October 2002. CMS has recently issued proposed regulations for a long term care hospital prospective payment system, but has not yet issued proposed rules for a prospective payment system for psychiatric hospitals. It is likely that these new payment systems will impact the Company's revenues; however, the significance and the positive or negative nature of such impact is not yet clear as proposed rules were only recently issued for long term care hospitals and no proposed rules have yet been issued for psychiatric hospitals.

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

Regulation

         As a behavioral healthcare provider, the Company is subject to extensive and frequently changing government regulations from a variety of federal, state and local authorities. These regulations are primarily concerned with licensure, conduct of operations, reimbursement, financial solvency, standards of medical care, the dispensing of drugs, patient rights (including the confidentiality of medical records) and the direct employment of psychiatrists, psychologists, and other licensed professionals. Regulatory activities affect the Company's business directly by controlling its operations, restricting licensure of the business entity or by controlling the reimbursement for services provided, and indirectly by regulating its customers. In certain cases, more than one regulatory agency may have authority over the activities of the Company. State licensing laws and other regulations are subject to amendment and to interpretation by regulatory agencies with broad discretionary powers. Any new regulations or licensing requirements, or amendments or interpretations of existing regulations or requirements, could require the Company to modify its operations materially in order to comply with applicable regulatory requirements and may have a material adverse effect on the Company's business, financial condition or results of operations.

         Operators of residential treatment programs for juveniles are typically expected to provide education programs and, in some instances, healthcare services. As providers of such services, the Company is required to comply with applicable state and local regulations. In addition, some programs require accreditation from the Joint Commission on Accreditation of Healthcare Organizations, the Commission on Accreditation of Rehabilitation Facilities or the American Corrections Association.

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

         The Social Security Act imposes civil sanctions and criminal penalties upon persons who make or receive kickbacks, bribes or rebates in connection with federally-funded healthcare programs. The Social Security Act also provides for exclusion from the Medicare and Medicaid programs for violations of the anti-kickback rules. The anti-kickback rules prohibit providers and others from soliciting, offering, receiving or paying, directly or indirectly, overtly or covertly, any remuneration in return for either making a referral for a federally-funded healthcare service or item or ordering any such covered service or item. In order to provide guidance with respect to the anti-kickback rules, the Office of the Inspector General of the U.S. Department of Health and Human Service has issued regulations outlining certain "safe harbor" practices which, although potentially capable of including prohibited referrals, would not be prohibited if all applicable requirements were met. A relationship which fails to satisfy a safe harbor is not necessarily illegal, but could be scrutinized on a case-by-case basis. Since the anti-kickback rules have been broadly interpreted, they could limit the manner in which the Company conducts its business. The Company believes that it currently complies with the anti-kickback rules in planning its activities, and believes that its activities, even if not within a safe harbor, do not violate the anti-kickback rules. However, there can be no assurance that (i) government enforcement agencies will not assert that certain of these arrangements are in violation of the illegal remuneration statute, (ii) the statute will ultimately be interpreted by the courts in a manner inconsistent with the Company's practices or (iii) the federal government or other states in which the Company operates will not enact similar or more restrictive legislation or restrictions that could, under certain circumstances, impact the Company's operations.

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

         In addition to the regulations set forth above, the Health Insurance Portability and Accountability Act of 1996 broadened the scope of the fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. This act also created new enforcement mechanisms to combat fraud and abuse including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials now have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud. It also establishes a new violation for the payment of inducements to Medicare and Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner.

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

         There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing patient privacy concerns. In particular, on December 28, 2000, the Department of Health and Human Services ("DHHS") released final health privacy regulations implementing portions of the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996. These final health privacy regulations have an effective date of April 14, 2001, and a compliance date of April 14, 2003. As of March 2002, proposed modifications to these rules were issued and these rules remain subject to further changes pending finalization of these proposed modifications. Subject to limited exceptions, these regulations restrict how healthcare providers use and disclose medical records and other individually identifiable health information, whether communicated electronically, on paper or orally. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used and disclosed.

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

Employees

         As of December 31, 2001, the Company employed approximately 2,347 full-time and 184 part-time employees, including a corporate headquarters staff of approximately 24 full-time employees. None of the Company's employees are covered by collective bargaining agreements. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES.

         The following table provides information concerning the Company's properties as of December 31, 2001:


                                                  DATE OPENED            NATURE OF
            FACILITY (3)                          OR ACQUIRED            OCCUPANCY
-------------------------------------       ------------------------  ----------------
Riverdale Country School
    Palm Bay, FL....................        August 2001                   Leased
Bessemer II
    Bessemer, AL....................        September 2000                 Owned
Institute of PsychoSocial Treatment
    Rio Piedras, PR.................        September 2000                Leased
Manatee Palms Youth Services
    Bradenton, FL...................        August 2000                    Owned
Manatee Adolescent Treatment Center
    Bradenton, FL...................        August 2000                    Owned
Kingsley Center
    Arcadia, FL(4)..................        August 2000               Right to Occupy
Youth and Family Counseling Center
    Palm Bay, FL....................        July 2000                     Leased
Benchmark Pearl City
    Pearl City, HI(4)...............        June 2000                     Leased
Southern Glades Youth Camp
    Florida City, FL(4).............        April 2000                Right to Occupy
Everglades Youth Development Center
    Florida City, FL(4).............        April 2000                Right to Occupy
Florida Institute for Girls
    West Palm Beach, FL(4)..........        March 2000                Right to Occupy
Okaloosa Youth Academy
    Crestview, FL(4)................        October 1999              Right to Occupy
Bayamon Detention Center
    Bayamon, PR(4)..................        September 1999            Right to Occupy
Briarwood II
   Las Vegas, NV....................        June 1999                      Owned
Pelion
   Pelion, SC.......................        May 1999                       Owned
Bessemer
   Bessemer, AL.....................        April 1999                     Owned
Coastal Harbor
   Conway, SC.......................        October 1998                   Owned
Heartland House West
   Nevada, MO.......................        June 1998                      Owned
Dothan Facility
   Dothan, Alabama..................        April 1998                     Owned
Heartland House
   Nevada, MO.......................        August 1997                    Owned
Riverstone
   Longs, SC........................        July 1997                     Leased
Gulf Coast Treatment Center
   Fort Walton Beach, FL............        December 1996                  Owned
Higdon Hill
   Birmingham, AL...................        July 1996                      Owned


                                                  DATE OPENED            NATURE OF
            FACILITY (3)                          OR ACQUIRED            OCCUPANCY
-------------------------------------       ------------------------  ----------------
Briarwood I
   Reno, NV.........................        July 1995                     Leased
Mission Vista Facility
   San Antonio, TX(2)...............        November 1991                 Leased
Benchmark Regional Facility
   Woods Cross, UT..................        August 1986                    Owned
Heartland Facility
   Nevada, MO.......................        April 1984                     Owned
Hill Crest Facility
   Birmingham, AL...................        January 1984                   Owned
Brynn Marr Facility
   Jacksonville, NC.................        December 1983                  Owned
Havenwyck Facility
   Auburn Hills, MI(1)..............        November 1983                 Leased


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

(3) Excludes the Company's Meadowlake Facility which was leased to an independent healthcare provider in August 1997, the schools managed by the Company through management contracts and various office leases with remaining lease terms ranging from one to five years. The Company has pledged substantially all of its owned real property as collateral for the Senior Credit Facility.

(4) The Company has the right to occupy these facilities rent free for the duration of the Company's contract to provide services.

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

         As required by SFAS No. 121, the Company periodically reviews its long-lived assets (land, buildings, fixed equipment, cost in excess of net asset value of purchased businesses and other intangible assets) to determine if the carrying value of these assets is recoverable, based on the future cash flows expected from the assets. Based on this review, the Company determined that the carrying value of certain long-lived assets were impaired (within the meaning of the Statement) at June 30, 1998. The amount of the impairment, calculated as (i) the excess of carrying value of the long-lived assets over the discounted future cash flows expected from the assets, or (ii) the excess of the carrying value of the long-lived assets over the selling values, totaled approximately $18.3 million at June 30, 1998. See "Item 8. Financial Statements and Supplementary Data". During the quarter ended December 31, 2001, the Company determined that the carrying value of one of its therapeutic living facilities was impaired within the meaning of SFAS No. 121 and recorded an asset impairment charge of $0.1 million. The asset impairment charge was determined based on the difference between the carrying value of the asset and expected net proceeds from the sale of the asset.

         The Company leases office space for its corporate headquarters in Coral Gables, Florida, (through December 31, 2005) and various regional offices. These leases have terms which generally range from three to five years, with renewal options.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is party to certain claims, suits and complaints, whether arising from the acts or omissions of its employees, providers or others, which arise in the ordinary course of business. The Company has established reserves at December 31, 2001 for the estimated amount, which might be recovered from the Company as a result of all outstanding legal proceedings. In the opinion of management, the ultimate resolution of these pending legal proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ SmallCap Market under the symbol RYOU. On March 12, 2002, there were 283 holders of record of the Company's Common Stock. No cash dividends have been declared on the Common Stock since the Company was organized.

         On January 25, 2000 and June 19, 2000, the Company entered into subordinated note and warrant purchase agreements which involved the issuance to two unrelated financial institutions of warrants to purchase up to 475,000 shares of the Company's Common Stock at $1.50 per share. These warrants are exercisable on or before January 25, 2010 and June 19, 2010, respectively, and contain anti-dilution provisions. On August 27, 2001, one of the financial institutions exercised 475,000 warrants, resulting in the purchase of 294,597 shares of common stock, utilizing the cashless exercise provision contained in the warrant purchase agreement. The warrants and the stock issued thereunder were issued by the Company in reliance upon Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

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

         The following table sets forth the range of high and low closing sales prices per share of the Company's Common Stock for each of the quarters during the years ended December 31, 2001 and 2000, as reported on the NASDAQ National Market System and NASDAQ SmallCap Market:


                                                HIGH             LOW
                                           ---------------  ---------------

Year ended December 31, 2001
   First Quarter.........................        $1.03            $0.69
   Second Quarter........................         2.70             0.84
   Third Quarter.........................         5.05             1.95
   Fourth Quarter........................         4.50             2.76

Year ended December 31, 2000
   First Quarter.........................        $2.50            $1.44
   Second Quarter........................         2.63             1.25
   Third Quarter.........................         1.88             1.13
   Fourth Quarter........................         1.91             0.38

         On March 12, 2002, the closing sales price of the Company's Common Stock was $3.77 per share.

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


                                                       YEAR ENDED                  SIX MONTHS ENDED            YEAR ENDED
                                                      DECEMBER 31,                   DECEMBER 31,               JUNE 30,
                                           ------------------------------------  ----------------------  -----------------------
                                              2001         2000        1999        1998        1997         1998        1997
                                           -----------  ----------- -----------  ----------  ----------  ----------- -----------
                                                                  (in thousands, except per share data)
Statement of Operations Data:
   Total revenues......................      $134,416    $108,360     $81,474      $47,892     $77,542    $155,211    $134,919

   Salaries, wages and benefits.......         83,563      68,353      49,283       28,313      39,604      82,740      67,793
   Other operating expenses............        37,715      28,310      25,024       17,470      28,712      64,255      46,826
   Provision for doubtful accounts.....         2,911       2,817       1,896        1,549       2,193       6,649       5,688
   Depreciation and amortization.......         2,430       2,369       2,366        1,627       3,281       5,714       5,473
   Restructuring charges...............            --          --          --           --          --       2,349          --
   Asset impairment charges............           124          --          --           --          --      18,316          --
                                           -----------  ----------- -----------  ----------  ----------  ----------- -----------
                                              126,743     101,849      78,569       48,959      73,790     180,023     125,780
                                           -----------  ----------- -----------  ----------  ----------  ----------- -----------

   Income (loss) from operations.......         7,673       6,511       2,905       (1,067)      3,752     (24,812)      9,139

   Other income........................            --          --       1,548        8,059         197         256       2,050
   Gain on sale of assets..............            --          --          --        2,039          --          --          --
   Interest and other financing charges        (3,299)     (2,706)     (1,268)      (1,655)     (2,791)     (7,230)     (5,962)
   Losses related to asset sales and
      closed businesses................          (130)       (705)         --         (947)         --     (12,483)         --
                                           -----------  ----------- -----------  ----------  ----------  ----------- -----------
                                               (3,429)     (3,411)        280        7,496      (2,594)    (19,457)     (3,912)
                                           -----------  ----------- -----------  ----------  ----------  ----------- -----------

   Income (loss) before income taxes
      and extraordinary item...........         4,244       3,100       3,185        6,429       1,158     (44,269)      5,227
   Provision for income taxes..........           778         248          68        1,591          --       9,985       1,815
                                           -----------  ----------- -----------  ----------  ----------  ----------- -----------

   Income (loss) before extraordinary
      item.............................         3,466       2,852       3,117        4,838       1,158     (54,254)      3,412

   Extraordinary item:
      Loss from early extinguishment of
         debt, net of income
         tax benefit...................            --          --          --       (2,811)     (3,574)     (4,322)         --
                                           -----------  ----------- -----------  ----------  ----------  ----------- -----------
   Net income (loss)...................        $3,466      $2,852      $3,117       $2,027     $(2,416)   $(58,576)     $3,412
                                           ===========  =========== ===========  ==========  ==========  =========== ===========
    Income (loss) per common share:
       Basic:
          Before extraordinary item....           $.38        $.32       $.35          $.93        $.21     $(15.36)     $1.09
          Extraordinary item:
             Loss from early
               extinguishment of debt...            --          --         --          (.63)      (1.00)      (1.20)        --
                                           -----------  ----------- -----------  ----------  ----------  ----------- -----------
                                                 $.38         $.32       $.35          $.30       $(.79)    $(16.56)     $1.09
                                           ===========  =========== ===========  ==========  ==========  =========== ===========

       Diluted:
          Before extraordinary item....          $.34         $.32       $.33          $.70        $.18     $(15.36)     $1.00
          Extraordinary item:
             Loss from early
               extinguishment of debt..            --          --         --           (.47)       (.86)      (1.20)       --
                                           -----------  ----------- -----------  ----------  ----------  ----------- -----------
                                                 $.34         $.32       $.33          $.23       $(.68)    $(16.56)     $1.00
                                           ===========  =========== ===========  ==========  ==========  =========== ===========

   Weighted average number of common
      shares outstanding:
      Basic............................         9,046       8,913       8,890        4,487       3,574       3,595       2,801
                                           ===========  =========== ===========  ==========  ==========  =========== ===========
      Diluted..........................        10,340       8,954       9,538        5,971       4,139       3,595       3,409
                                           ===========  =========== ===========  ==========  ==========  =========== ===========


                                                            DECEMBER 31,                                        JUNE 30,
                                           ------------------------------------------------              -----------------------
                                              2001         2000        1999        1998                     1998        1997
                                           -----------  ----------- -----------  ----------              ----------- -----------
Balance Sheet Data:
              Working capital..........       $13,099      $8,328      $1,162      $(1,575)                 $2,401      11,715
              Total assets.............        69,011      69,598      56,626       60,628                  91,042     147,135
              Long-term debt...........        23,506      24,708      11,561        7,332                  14,398      47,254
              Stockholders' equity.....        24,325      20,833      17,094       13,914                   2,249      60,937

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                  RISK FACTORS

Risk Associated with Puerto Rico Market

         The Company has experienced delays in the collection of receivables from certain contracts in Puerto Rico. As of December 31, 2001, the Company had approximately $4.4 million in outstanding receivables due from its contracts in Puerto Rico, of which $1.1 million was over 120 days past due. Reserves against outstanding Puerto Rico receivables were $1.2 million as of December 31, 2001. As of March 15, 2002, the Company had collected approximately $1.8 million of the December 31, 2001 outstanding receivable balance, of which the majority related to receivables under 120 days past due. The Company and its advisors are in active discussions with the Government of Puerto Rico with respect to the payment of the outstanding receivables. The Company believes that it has fully performed its obligations under the Puerto Rico contracts and is entitled to receive payment of these receivables in full. Although the Company has been advised by its legal counsel that the receivables due on the Puerto Rico contracts are collectable, there can be no assurances that future transactions or events will not result in the need for additional reserves for these accounts receivable. If the Company were to record additional reserves, it would adversely affect earnings in the period in which the reserves are recorded.

         The Government of Puerto Rico has informed the Company that, as a result of budgetary constraints, it will cancel various contracts with private sector providers. In connection therewith, on December 15, 2001, the Company's contract to provide mental health and substance abuse services to juveniles in Puerto Rico was cancelled. In addition, the Company is in discussions with the Government of Puerto Rico with respect to the cancellation of its contract to provide a 20-bed specialized mental health treatment program for youth referred by the Mental Health and Anti-Addiction Services Administration of Puerto Rico prior to June 1, 2002. Total revenues and operating income from both of these contracts during the year ended December 31, 2001 were $3.9 million and $0.1 million, respectively.

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

         The Company renders certain services on a fee-for-service basis and typically bills various payors, such as governmental programs (e.g. Medicare and Medicaid) and private insurance plans for services. The Company derived 32% of its revenues in 2001 from payments made by Medicare and Medicaid. The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels. Also, there can be no assurance that payments under governmental programs or from other payors will remain at present levels. Additionally, funds received under all health care reimbursement programs are subject to audit with respect to the proper billing for physician services and, accordingly, repayments and retroactive adjustments of revenue from these programs could occur. Also, the Company's contract with certain government payors provide for termination in the event the government does not have adequate funding to support the program.

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

Risks of Financial Leverage

         The Company's total indebtedness accounted for approximately 54% of its total capitalization as of December 31, 2001. While the Company believes it will be able to service its debt, there can be no assurance to that effect. The degree to which the Company is leveraged could affect its ability to service its indebtedness, make capital expenditures, respond to market conditions, take advantage of certain business opportunities or obtain additional financing. Unexpected declines in the Company's future business, or the inability to obtain additional financing on terms acceptable to the Company, if required, could impair the Company's ability to meet its debt service obligations or fund acquisitions and therefore could have material adverse effect on the Company's business and future prospects.

Dependence on Major Customer

         For the year ended December 31, 2001, the Company generated approximately 17% of its revenues from the Florida Department of Juvenile Justice. The loss of our contracts with the Florida Department of Juvenile Justice or significant reductions in reimbursement rates under our contracts with the Florida Department of Juvenile Justice could have a material adverse effect on the Company.

Risks Related to Government Regulation

         The Company is subject to extensive and frequently changing government regulations. See "Business--Regulation."

Risks Associated with Federal and State Regulation of the Privacy, Security and Transmission of Health Information

         The privacy, security and transmission of health information is subject to federal and state laws and regulations, including The Health Care Insurance Portability and Accountability Act (HIPAA). Some of the Company's operations will be subject to HIPAA and its regulations. Because HIPAA's privacy regulations do not generally supersede or preempt state laws, the Company will have to comply both with the federal privacy regulations under HIPAA and with any state privacy laws that are more stringent than HIPAA or are not preempted by HIPAA. The Company's operations that are subject to HIPAA must be in compliance with HIPAA's privacy regulations by April 2003. Another set of regulations issued under HIPAA establish uniform standards relating to data reporting, formatting, and coding that covered entities must use when conducting certain transactions involving health information. The compliance date for these regulations is October 2002; however, the Company may apply for an extension to October 2003 by submitting a compliance extension plan to the Department of Health and Human Services before October 16, 2002. A third set of regulations, which have not yet been finalized, will establish minimum security requirements to protect health information. The HIPAA regulations could result in significant financial obligations for the Company and will pose increased regulatory risk. The privacy regulations could limit the Company's use and disclosure of patient health information and could impede the implementation of some of the Company's business strategies. At this time, the Company is unable to determine the full impact of the HIPAA regulations on the Company's business and the Company's business strategies or the total cost of complying with the regulations, but the impact and cost could be significant. Many states have enacted or indicated an intention to enact, privacy laws similar to HIPAA. These state laws could also restrict the Company's operations, impede the implementation of the Company's business strategies or cause the Company to incur significant compliance costs. In addition, failure to comply with federal or state privacy laws and regulations could subject the Company to civil or criminal penalties.

Risks Related to Insurance Coverage

         The Company carries general and professional liability, comprehensive property damage, malpractice, workers' compensation, and other insurance coverages that management considers adequate for the protection of its assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate to cover losses and expenses for lawsuits brought or which may be brought against the Company. A successful claim against the Company in excess of our insurance coverage could have a material adverse effect on the Company.

Control by Existing Shareholder

         As of December 31, 2001, Paul J. Ramsay, our Chairman of the Board, and entities affiliated with Mr. Ramsay, owned approximately 58% of our outstanding common stock. Based on Mr. Ramsay's stock ownership, and the stock ownership of his affiliates, Mr. Ramsay has the ability to control most corporate actions requiring shareholder approval, including the election of directors.

Stockholder Rights Plan

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

Potential Delisting of Shares from NASDAQ SmallCap Market

         As of October 13, 2000, the Company's common stock was delisted from the NASDAQ National Market System and commenced trading on the NASDAQ SmallCap Market. If the Company's common stock fails to achieve a minimum bid price of $1.00 during any 30 consecutive business day period, the Company could be notified by the NASDAQ SmallCap Market of potential delisting of its shares. If such notification is provided, the Company's common stock must trade at a minimum bid price of $1.00 for a minimum period of 10 consecutive business days during a 90 calendar day period. Otherwise, the Company's common stock could be delisted from the NASDAQ SmallCap Market.

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

                                    OVERVIEW

         The Company is a provider of behavioral health care treatment programs and services focused on at-risk and special needs youth. The Company offers its full spectrum of programs and services in ten states and the Commonwealth of Puerto Rico.

         On February 19, 1998, the Company announced a change in strategic direction in order to focus on providing programs and services for at-risk and troubled youth. The strategic plan is now focused on repositioning the Company for growth and strengthening the Company's financial position.

         In connection with the change in its strategic direction, during the fiscal year ended June 30, 1998 and the six months ended December 31, 1998, the Company sold its behavioral managed care business and sold or closed its non-strategic inpatient psychiatric hospitals. The remaining business represents the Company's behavioral health care operations which the Company manages under its Owned and Management Contract operating segments. During the year ended December 31, 2001, the Company refined its segment definitions to better reflect its business operations and management responsibilities. As a result, prior year information has been reclassified to either the Owned Operations or Management Contract Operations business segments. Further information regarding each of these segments, including the required disclosure of certain segment information is included in Note 8 of the Consolidated Financial Statements.

         The Company receives revenues primarily from the delivery of diversified programs and services to at-risk and troubled youth in residential and non-residential settings. The Company receives revenues based on per diem rates, or flat or cost-based rate contracts. In addition, the Company also receives revenues from management consulting contracts with other entities. Revenues under the Company's programs are recognized as services are rendered. Revenues of the Company's programs and services are affected by changes in the rates the Company charges, changes in reimbursement rates by third-party payors, the volume of individuals treated and changes in the mix of payors.

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

         Other operating expenses include all expenses not otherwise presented separately in the Company's statements of operations. Significant components of these expenses at the operating level include items such as food, pharmaceuticals, utilities, supplies, rent and insurance. Significant components of these expenses at the administrative level include legal, accounting, investor relations, marketing, consulting and travel expense.

         The Company's quarterly results may fluctuate significantly as a result of a variety of factors, including the timing of the opening of new programs. When the Company opens a new program, the program may be unprofitable until the program's population, and net revenues contributed by the program, approach intended levels, primarily because the Company staffs its programs in anticipation of achieving such levels. The Company's quarterly results may also be impacted by seasonality, as revenues generated from behavioral healthcare services are seasonal in nature.

         On August 4, 2000, the Company consummated the acquisition of the operating assets of Charter Behavioral Health System of Manatee Palms, L.P. ("Manatee Palms System") and the corresponding real estate from Charter Behavioral Health Systems, LLC and Crescent Real Estate Funding VII, L.P. The Manatee Palms System consists of two facilities which the Company manages under its Owned Operations and one managed contract which the Company manages under its Management Contract Operations. The results of operations of Manatee Palms are included in the Company's financial statements as of the closing date of the acquisition.

                         SIGNIFICANT ACCOUNTING POLICIES

         The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

         Certain of the Company's accounting policies require higher degrees of judgment than others in their application. These include estimating the allowance for doubtful accounts and impairment of goodwill and other intangible assets. In addition, Note 1 to the Consolidated Financial Statements includes further discussion of our significant accounting policies.

         Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Allowance for Doubtful Accounts

         The Company carries accounts receivables at the amount it deems to be collectable. Estimates are used in determining the Company's allowance for doubtful accounts and are based on the Company's historical collection experience, current trends and credit policy and on a percentage of the Company's accounts receivables by aging category. In determining these percentages, the Company looks at historical write-offs and current trends in the credit quality of the Company's customer base. The Company continually evaluates the adequacy of its allowance for doubtful accounts. The Company has experienced delays in the collection of receivables from its contracts in Puerto Rico. See "Liquidity and Capital Resources."

Revenue Recognition

         The Company records its revenues at the time services are provided, based on estimated reimbursable amounts from Medicare, Medicaid and other contracted reimbursement programs. Amounts received by the Company for treatment of individuals covered by such programs, which may be based on the cost of services provided or predetermined rates, are generally less than the established billing rates of the Company's facilities. Final determination of amounts earned under contracted reimbursement programs is subject to review and audit by the appropriate agencies. Differences between amounts recorded as estimated settlements and the audited amounts are reflected as adjustments to revenues in the period the final determination is made.

Self-Insurance Reserves

         The Company maintains self-insured retentions for its professional and general liability insurance program. The Company's operations are insured for professional liability on a claims-made basis and for general liability on an occurrence basis. The Company records the liability for uninsured professional and general liability losses related to asserted and unasserted claims arising from reported and unreported incidents based on independent valuations which consider various factors, including claim development factors, the specific nature of the facts and circumstances giving rise to each reported incident and the Company's history with respect to similar claims. The development factors are based on a blending of the Company's actual experience with industry standards.

Goodwill and Intangible Assets

         Purchase price accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. The cost of acquired companies is allocated first to their identifiable assets based on estimated fair values. Costs allocated to the identifiable intangible assets are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill. In our recording of the purchase of the operating assets of Charter Behavioral Health System of Manatee Palms in August 2000, management made a determination, based on accounting estimates and judgments, the fair value of these assets and liabilities. In connection with this acquisition, the Company recorded cost in excess of net asset value of $1.9 million, which is being amortized on a straight-line basis over a term of 20 years.

         The Company annually evaluates the carrying amounts of goodwill, as well as related amortization periods, to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances. The evaluation is based on the Company's projection of the undiscounted future operating cash flows of the acquired operation over the remaining useful lives of the related goodwill. To the extent such projections indicate future undiscounted cash flows are not sufficient to recover the carrying amounts of related goodwill, the underlying assets are written down by charges to expense so that the carrying amount is equal to the fair value of the asset.

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which required non-amortization of goodwill and intangible assets that have indefinite useful lives and annual tests of impairment of those assets. SFAS No. 142 also provides specific guidance about how to determine and measure goodwill and intangible asset impairment, and requires additional disclosure of information about goodwill and other intangible assets. The Company has not completed its initial test of existing goodwill and accordingly cannot estimate the full impact of these rules. However, the goodwill amortization, which totaled $141,000 for 2001, will no longer be recorded.

                              RESULTS OF OPERATIONS

OWNED OPERATIONS SEGMENT

                                                         YEAR ENDED DECEMBER 31,
                                     -----------------------------------------------------------------
                                             2001                  2000                  1999
                                     ---------------------  --------------------  --------------------
Revenues..........................     $106,140    100.0%      $87,506   100.0%      $75,840   100.0%

Expenses:
  Salaries, wages and benefits....       62,559     59.0%       51,520    58.8%       42,761    56.4%
  Other operating expenses........       28,463     26.8%       23,323    26.7%       20,684    27.3%
  Provision for doubtful accounts.        2,631      2.5%        2,371     2.7%        1,813     2.4%
  Depreciation and amortization...        2,156      2.0%        1,744     2.0%        1,683     2.2%
  Asset impairment................          124      0.1%          ---      ---          ---      ---
                                     ----------- ---------  ----------  --------  ---------- ---------
    Total operating expenses......       95,933     90.4%       78,958    90.2%       66,941    88.3%
                                     ----------- ---------  ----------  --------  ---------- ---------
Income from operations............      $10,207      9.6%       $8,548     9.8%       $8,899    11.7%
                                     =========== =========  ==========  ========  ========== =========

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Revenues increased by 21.3%, or $18.6 million, to $106.1 million in 2001 compared to $87.5 million in 2000. Approximately $6.8 million of the increase in revenues was a result of the full year effect of the previously mentioned Manatee Palms System acquisition on August 4, 2000. The remaining increase in revenues of $11.8 million was primarily due to facility expansions and new programs which increased resident days at the Company's other owned operation facilities by 11.0% from 274,171 days in 2000 to 304,378 days in 2001.

         Salaries, wages and benefits increased from $51.5 or 58.8% in 2000 to $62.6 or 59.0% in 2001. Salaries, wages and benefits in 2001 did not fluctuate significantly as a percentage of revenue when compared to 2000.

         Other operating expenses increased from $23.3 or 26.7% in 2000 to $28.5 or 26.8% in 2001. Other operating expenses did not fluctuate significantly as a percentage of revenue when compared to 2000.

         During the year 2001, the Company closed one of its therapeutic community living facilities in South Carolina and recorded an asset impairment charge of $0.1 million. The asset impairment charge was determined based on the difference between the carrying value of the asset and the expected net proceeds from the sale.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Revenues increased by 15.4%, or $11.7 million, to $87.5 million in 2000 compared to $75.8 million in 1999. Approximately $4.5 million of the increase in revenues was a result of the previously mentioned Manatee Palms System acquisition on August 4, 2000. The remaining increase in revenues of $7.2 million was primarily due to facility expansions and new programs which increased resident days at the Company's other owned operation facilities by 18.8% from 230,867 resident days in 2000 to 274,171 resident days in 2001. In addition, in 2000 the Company recorded $1.0 million revenues from a positive cost report settlement.

         Salaries, wages and benefits increased from $42.8 million or 56.4% in 1999 to $51.5 million or 58.8% in 2000. The increase is primarily a result of training and related employee expenses associated with new programs and program expansions at the Company's facilities in Dothan, Alabama and Jacksonville, North Carolina.

         Other operating expenses increased from $20.7 million or 27.3% of revenues in 2000 to $23.3 million or 26.7% of revenues in 2001. The decrease as a percentage of revenues is primarily related to the Manatee Palms System acquisition on August 4, 2000.

         The provision for doubtful accounts increased from $1.8 million or 2.4% of revenues in 2000 to $2.4 million or 2.7% of revenues in 2001. The increase is primarily a result of reserves recorded by the Company related to financial difficulties experienced by one of the Company's former referral sources to its Nevada, Missouri facility.

MANAGEMENT CONTRACT OPERATIONS SEGMENT

         The following table states for the period indicated our management contract operations in dollar and percentage of revenue terms (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                      -----------------------------------------------------------------
                                             2001                   2000                  1999
                                      --------------------  --------------------- ---------------------
Revenues..........................       $28,276   100.0%      $20,854    100.0%      $5,634   100.0%

Expenses:
  Salaries, wages and benefits....        18,329    64.8%       14,005     67.2%       3,986    70.8%
  Other operating expenses........         6,161    21.8%        4,736     22.7%       1,613    28.6%
  Provision for doubtful accounts.           280     1.0%          446      2.1%          83     1.5%
  Depreciation and amortization...           123     0.4%          140      0.7%         177     3.1%
                                      ----------  --------  ----------  --------- ----------- ---------
    Total operating expenses......        24,893    88.0%       19,327     92.7%       5,859   104.0%
                                      ----------  --------  ----------  --------- ----------- ---------
Income (loss) from operations ....        $3,383    12.0%       $1,527      7.3%       $(225)   (4.0%)
                                      ==========  ========  ==========  ========= =========== =========

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Revenues increased by 35.6% or $7.4 million, to $28.3 million in 2001 compared to $20.9 million in 2000. The increase in revenues is primarily due to new contracts awarded to the Company in the Florida and Puerto Rico markets which became operational in 2000 and 2001. In 2001, revenues were negatively impacted by $0.7 million in contractual allowance reserves recorded by the Company related to one of its Puerto Rico contracts.

         Salaries, wages and benefits increased from $14.0 million or 67.2% in 2000 to $18.3 million or 64.8% in 2001. The decrease as a percentage of revenue is primarily attributable to the leveraging of certain personnel costs in the Florida market as a result of the previously mentioned new contracts in the Florida market.

         Other operating expenses increased from $4.7 million or 22.7% of revenues in 2000 to $6.2 million or 21.8% of revenue. The decrease as a percentage of revenue is primarily attributable to the increase in revenues provided by the previously mentioned new contracts in the Florida market.

         Fluctuations in the provision for doubtful accounts relate primarily to the Company's management contracts in Puerto Rico. During 2001, the Company recorded approximately $0.3 million in the provision for doubtful accounts related primarily to its management contracts in Puerto Rico. Including the aforementioned increase in the contractual allowance reserves, total reserves for Puerto Rico management contract receivables in 2001 increased by $0.8 million. During 2000, the Company recorded approximately $0.4 million in the provision for doubtful accounts related primarily to Puerto Rico management contract receivables.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Revenues increased by 270.1% or $15.2 million to $20.9 million in 2000 compared to $5.6 million in 1999. The increase in revenues is primarily due to the commencement of operations of several new management contracts in 2000 in the Florida and Puerto Rico markets. In addition, a full year of operations for two programs which began in 1999 also contributed to the increase in revenues.

         Salaries, wages and benefits increased from $4.0 million or 70.8% in 1999 to $14.0 million or 67.2% in 2000. The decrease as a percentage of revenues is primarily a result of a decrease in training and related employee expenses associated with the commencement of operations at the Company's facility in Bayamon, Puerto Rico in September 1999.

         Other operating expenses increased from $1.6 million or 22.8% in 1999 to $4.7 million or 22.7% in 2000. The decrease as a percentage of revenue is primarily a result of a decrease in start up of other operating expenses associated with the commencement of operations at the Company's facility in Bayamon, Puerto Rico in September 1999.

CORPORATE AND OTHER

                                                           YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------------------
                                               2001                  2000                  1999
                                       --------------------- --------------------- ---------------------
Revenues:
   Owned operations.................     $106,140               $87,506               $75,840
   Management contract operations...       28,276                20,854                 5,634
                                       -----------           -----------           -----------
Total revenues......................     $134,416    100.0%    $108,360    100.0%     $81,474    100.0%

Expenses:
   Salaries, wages and benefits.....        2,675      2.0%       2,828      2.6%       2,536      3.1%
   Other operating expenses.........        3,091      2.3%         251      0.2%       2,727      3.3%
   Depreciation and amortization....          151      0.1%         485      0.4%         506      0.6%
   Other income.....................           --                    --                 1,548      1.9%
   Interest and other  financing
      charges.......................        3,299      2.5%       2,706      2.5%       1,268      1.6%
   Losses related to asset sales
      and closed businesses.........          130      0.1%         705      0.7%          --
  Provision for income taxes........          778      0.6%         248      0.2%          68      0.1%


Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Salaries, Wages and Benefits

         Corporate office salaries, wages and benefits were $2.7 million or 2.0% of total consolidated revenues in 2001, compared to $2.8 million or 2.6% of total consolidated revenues for the same period in 2000. During 2001, the Company restructured its corporate office and eliminated five positions.

Other Operating Expenses

         Corporate office other operating expenses were $3.1 million or 2.3% of total consolidated revenues in 2001, compared to $0.3 million or 0.2% of total consolidated revenues for the same period in 2000. The increase of $2.8 million in corporate office other operating expenses is primarily attributable to the reversal of a $2.5 million litigation reserve during 2000. The reserve was reversed because Management of the Company concluded during 2000 that the payment of this liability was remote.

Depreciation and Amortization

         Corporate office depreciation and amortization was $0.2 million or 0.1% of total consolidated revenues in 2001, compared to $0.5 million or 0.4% of total consolidated revenues for the same period in 2000. The decrease in corporate office depreciation and amortization is due to certain projects which were fully amortized during 2000.

Interest and Other Financing Charges

         Interest and other financing charges was $3.3 million or 2.5% of total consolidated revenues for the year ended December 31, 2001, compared to $2.7 million or 2.5% of total consolidated revenues for the same period in 2000. The increase in interest and other financing charges is primarily due to an increase in the Company's average outstanding borrowings between periods as a result of the Manatee Palms acquisition and the subordinated note and warrant purchase agreements entered into by the Company during 2000. The increase in interest was partially offset by a decrease in interest rates on the Company's Senior Credit Facility between periods.

Losses Related to Asset Sales and Closed Businesses

         Losses related to asset sales and closed businesses was $0.1 million or 0.1% of total consolidated revenues for 2001 compared to $0.7 million or 0.7% of total consolidated revenues for the same period in 2000. During 2001, the Company agreed to accept a $0.1 million discount for the repayment of a promissory note due to the Company in advance of the maturity date. This note is expected to be repaid by April 30, 2002. On June 7, 2000, the Company sold five of its contracts to manage charter schools and personal property with an aggregate book value of $0.8 million for $0.4 million. Additionally, in December 2000, the Company wrote-off the unpaid balance of the purchase price and other related assets totaling $0.3 million, increasing the total loss to $0.7 million.

Provision for Income Taxes

         Provision for income taxes was $0.8 million or 0.6% of total consolidated revenues for 2001, compared to $0.2 million or 0.2% of total consolidated revenues for the same period in 2000. The provision for income taxes was recorded at an effective tax rate significantly less than the statutory tax rate due to significant net operating loss carryovers.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Salaries, Wages and Benefits

         Corporate office salaries, wages and benefits were $2.8 million or 2.6% of total consolidated revenues for 2000, compared to $2.5 million or 3.1% of total consolidated revenues for the same period in 1999. The decrease as a percentage of total consolidated revenues is primarily due to the increase in total consolidated revenues of $26.9 million during the year.

Other Operating Expenses

         Corporate office other operating expenses were $0.3 million or 0.2% of total consolidated revenues for 2000, compared to $2.7 million or 3.3% of total consolidated revenues for the same period in 1999. The decrease of $2.4 million in corporate office other operating expenses is primarily attributable to the reversal of a $2.5 million litigation reserve during 2000. The reserve was reversed because Management of the Company concluded during 2000 that the payment of this liability was remote.

Depreciation and Amortization

         Corporate office depreciation and amortization was $0.5 million or 0.4% of total consolidated revenues for 2000, compared to $0.5 million or 0.6% of total consolidated revenues for the same period in 1999. The decrease in corporate office depreciation and amortization as a percentage of total consolidated revenues is primarily a result of the increase in total revenues of $26.9 million between periods.

Other Income

         Other income was $1.5 million or 1.9% of total consolidated revenues for the year ended December 31, 1999. This income is primarily a result of two non-recurring settlements recorded in 1999 in favor of the Company.

Interest and Other Financing Charges

         Interest and other financing charges was $2.7 million or 2.5% of total consolidated revenues for 2000, compared to $1.3 million or 1.6% of total consolidated revenues for the same period in 1999. The increase in interest and other financing charges is primarily due to an increase in the Company's average outstanding borrowings between periods as a result of the subordinated note and warrant purchase agreements entered into by the Company during 2000.

Provision for Income Taxes

         Provision for income taxes was $0.2 million or 0.2% of total consolidated revenues for the year ended December 31, 2000, compared to $0.07 million or 0.1% of total consolidated revenues for the same period in 1999. The provision for income taxes was recorded at an effective tax rate significantly less than the statutory tax rate due to significant net operating loss carryovers.

Impact Of Inflation

         The behavioral healthcare and at-risk youth industry is labor intensive, and wages and related expenses increase in inflationary periods. Additionally, suppliers generally seek to pass along rising costs to the Company in the form of higher prices. The Company monitors the operations of its facilities to mitigate the effect of inflation and increases in the costs of services. To the extent possible, the Company seeks to offset increased costs through increased rates, new programs and operating efficiencies. However, reimbursement arrangements may hinder the Company's ability to realize the full effect of rate increases. To date, inflation has not had a significant impact on operations.

New Accounting Requirements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These Statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of fiscal year 2002. The Statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written-down to fair value. The initial test of goodwill must be completed within six months of adoption, or by June 2002 for the Company, with a completion of testing by the end of 2002. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease. The Company has not yet completed the initial test of existing goodwill and accordingly, cannot estimate the full impact of these rules. However, goodwill amortization, which totaled $141,000 for 2001, will no longer be recorded.

         In October 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS. This Statement supersedes Statement No. 121 but retains many of its fundamental provisions. Additionally, this Statement expands the scope of discontinued operations to include more disposal transactions. The provision of this Statement are effective for the Company with the beginning of fiscal year 2002. We do not anticipate a significant impact to the Company's results of operations from the adoption of this Statement.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are for working capital, capital expenditures, and debt service. The Company's primary sources of liquidity are cash flows from operations and borrowings under its revolving credit line.

         At December 31, 2001 and December 31, 2000, the Company had $13.1 million and $8.3 million, respectively, in working capital and $0.8 million and $1.5 million, respectively, in cash and cash equivalents. Working capital as of December 31, 2001 was comprised primarily of $0.8 million in cash and cash equivalents, $23.3 million in accounts receivable and $6.1 million in other current assets, net of $17.1 million in current liabilities. The increase in working capital between periods is primarily a result of: (i) an increase in accounts receivable resulting from an increase in revenues from new programs started during 2001, (ii) a $1.6 million note receivable due to the Company from the sale of certain assets and (iii) a decrease in current liabilities resulting primarily from year end timing differences in the payment of certain liabilities.

         Cash used by investing activities was $2.0 million for 2001 as compared to cash used by investing activities of $9.8 million in 2000. During 2001, the Company incurred approximately $2.5 million for property, plant and equipment additions and received $0.5 million from the sale of certain assets. During 2000, the Company acquired the Manatee Palms System for $8.2 million and incurred $2.5 million for property, plant and equipment additions.

         Cash used in financing activities was $0.8 million in 2001 as compared to cash provided by financing activities of $14.1 million in 2000. Cash used in financing activities during 2001 related primarily to repayments of borrowings under the Company's term loan offset by proceeds from borrowing under the revolving credit facility. During 2000, cash provided by financing activities related primarily to proceeds from an amendment increasing the Company's senior credit facility for the aforementioned purchase of the Manatee Palms System. In addition, during 2000, the Company also entered into subordinated note and warrant purchase agreements with two unrelated financial institutions for an aggregate principal amount of $5 million each.

         The Company's senior credit facility (the "Senior Credit Facility") consists of a term loan payable in monthly installments ranging from $83,000 to $302,000 with a final installment of $3,600,000 due on October 30, 2003, and a revolving credit facility (the "Revolver") for an amount up to the lesser of $15,000,000 or the borrowing base of the Company's receivables (as defined in the agreement).

         The Company's Senior Credit Facility also provided for a $1,250,000 bridge loan advance under the Acquisition Loan. The bridge loan advance is payable on the occurrence of certain events (as defined in the agreement).

         In connection with the aforementioned bridge loan advance, a corporate affiliate of Paul J. Ramsay, Chairman of the Board of the Company, entered into a Junior Subordinated Note Purchase Agreement with the Senior Credit Facility lender to participate in the Senior Credit Facility in an amount equal to the bridge loan advance.

         Interest on the Term Loan and the Revolver varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.5% to 2.0% (5.5% at December 31, 2001), based on the Company's ratio of total indebtedness to EBITDA, or (ii) a function of the Eurodollar rate plus a margin ranging from 2.0% to 3.5% (4.93% at December 31, 2001), based on the Company's ratio of total indebtedness to EBITDA.

         Interest on the Acquisition Loan varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.75% to 2.25% (5.75% at December 31, 2001), based on the Company's ratio of total indebtedness to EBITDA, or (ii) a function of the Eurodollar rate plus a margin ranging from 2.25% to 3.75% (5.18% at December 31, 2001), based on the Company's ratio of total indebtedness to EBITDA.

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

         The Company failed to maintain the required total debt to EBITDA ratio and the fixed charge coverage ratio as of December 31, 2000. The Company's lender agreed to waive the requirements as of December 31, 2000 and to amend the definitions of EBITDA and capital expenditures in the future. As of December 31,

2001, the Company was in compliance with the required total debt to EBITDA and fixed charge coverage ratios stipulated in the Senior Credit Facility.

         During the twelve months ended December 31, 2001, the Company exceeded the capital expenditure limitation in the Senior Credit Facility. On February 25, 2002, the Company's lender agreed to amend the Senior Credit Facility, retroactive to December 31, 2001 to provide for among other items: (i) an increase in the permitted capital expenditures, (ii) a $3.0 million increase in the revolving credit loan commitment, and (iii) a $1.5 million additional advance on the term loan.

         The Company and its subsidiaries have pledged substantially all of their real property, receivables and other assets as collateral for the Senior Credit Facility.

         On January 25, 2000 and June 19, 2000, the Company entered into subordinated note and warrant purchase agreements with two unrelated financial institutions for an aggregate principal amount of $5 million each (the "Subordinated Notes"). The Subordinated Notes permit each of the financial institutions to exercise, under certain conditions, up to 475,000 warrants which are convertible into the Company's common stock. The aggregate value of the warrants at the time of issuance was $0.8 million. On August 17, 2001, one of the financial institutions exercised 475,000 warrants, resulting in the purchase of 294,597 shares of common stock, utilizing the cashless exercise provision contained in the warrant purchase agreement. Borrowings under the Subordinated Notes bear interest at a rate of 12.5% per annum. The interest is payable quarterly, and the principal balance and any unpaid interest is due January 24, 2007.

         In connection with the Subordinated Notes, the Company incurred loan costs of approximately $0.7 million. The loan costs are deferred and amortized ratably over the life of the loans. The amortization is included in interest and other financing charges in the accompanying consolidated statement of operations and the unamortized balance is included as unamortized loan costs in the accompanying consolidated balance sheet.

         The Company has experienced delays in the collection of receivables from its contracts in Puerto Rico. As of December 31, 2001, the Company had approximately $4.4 million in outstanding receivables due from its contracts in Puerto Rico, of which $1.1 million was over 120 days past due. Reserves against outstanding Puerto Rico receivables were $1.2 million as of December 31, 2001. As of March 15, 2002, the Company had collected approximately $1.8 million of the December 31, 2001 outstanding receivable balance, of which the majority related to receivables under 120 days past due. The Company and its advisors are in active discussions with the Government of Puerto Rico with respect to the payment of the outstanding receivables. The Company believes that it has fully performed its obligations under the Puerto Rico contracts and is entitled to receive payment of these receivables in full. Although the Company has been advised by its legal counsel that the net receivables due on the Puerto Rico contracts are collectable, there can be no assurances that future transactions or events will not result in the need for additional reserves for these accounts receivable. If the Company were to record additional reserves, it would adversely affect earnings in the period in which the reserves are recorded.

         As previously mentioned, the Government of Puerto Rico has informed the Company that, as a result of budgetary constraints, it will cancel various contracts with private sector providers. In connection therewith, on December 15, 2001, the Company's contract to provide mental health and substance abuse services to juveniles in Puerto Rico was cancelled. In addition, the Company is in discussions with the Government of Puerto Rico with respect to the cancellation of its contract to provide a 20-bed specialized mental health treatment program for youth referred by the Mental Health and Anti-Addiction Services Administration of Puerto Rico prior to June 1, 2002. Total revenues and operating income from these contracts during the year ended December 31, 2001 were $3.9 million and $0.1 million, respectively.

         Management of the Company believes that it can meet its current cash requirements and future identifiable needs with internally generated funds from operations and funds available under its Senior Credit Facility. However, in addition to the Risk Factors discussed elsewhere in this Form 10-K, there are several factors that could affect the Company's operating results and liquidity, including the following:

o ABILITY TO RAISE ADDITIONAL CAPITAL. Although the Company believes that it can obtain additional liquidity, there can be no assurances that the Company will be able to raise debt or equity capital through other sources, or if obtained, that it will be on terms acceptable to the Company. The incurring or assumption by the Company of additional indebtedness could result in the issuance of additional equity and/or debt which could have a dilutive effect on current shareholders and a significant effect on the Company's operations.

o ABILITY TO BORROW FUNDS UNDER SENIOR CREDIT FACILITY. The Company's ability to borrow funds under its Senior Credit Facility may be terminated if the Company fails to comply with the restrictive financial and operating covenants contained in the Senior Credit Facility. If the Company is unable to operate its business within the covenants specified in the Senior Credit Facility, the Company's ability to obtain future amendments to the covenants is not assured, and the Company's ability to make borrowings required to operate its business could be restricted or terminated. Such a restriction or termination would have a material adverse effect on the Company's liquidity.

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

         In December 1999, RYS entered into an agreement with one of its directors to serve as a senior advisor in connection with legal issues, acquisitions, financings and other transactions involving the Company. During the year ended December 31, 2001, the Company paid the director $66,256 (including expense reimbursements) in connection with these advisory services.

         In October 1999, the Company entered into an agreement with Excel Vocational Alternatives, Inc. ("Excel") for the provision by Excel of consulting and advisory services in connection with the creation of a Job Corps division for the Company. An executive officer of the Company is President and has a 50% ownership interest in Excel. On June 1, 2001, the Company cancelled its agreement with Excel. During the year ended December 31, 2001, the Company paid Excel $150,000 in connection with these advisory services.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and Qualitative Disclosures About Market Risk

         In the normal course of business, the Company is exposed to market risk, primarily from changes in interest rates. The Company continually monitors exposure to market risk and develops appropriate strategies to manage this risk. The Company is not exposed to any other significant market risks, including commodity price risk, foreign currency exchange risk or interest rate risks from the use of derivative financial instruments. Management does not use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices.

Interest Rate Exposure

         The Company's exposure to changes in interest rates primarily results from the variable interest on its Senior Credit Facility. The Company's debt with fixed interest rates consists of the Subordinated Notes. At December 31, 2001, approximately 65% ($17.5 million outstanding under the Company's Senior Credit Facility) of the Company's total debt was subject to variable interest rates.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item with respect to the Company's executive officers and directors will be contained in the Company's definitive Proxy Statement ("Proxy Statement") for its 2002 Annual Meeting of Stockholders to be held on May 23, 2002 and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2001.

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

                  (b) REPORTS ON FORM 8-K:

                  There were no reports on Form 8-K filed during the year ended December 31, 2001.

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

                                  RAMSAY YOUTH SERVICES, INC.

Dated: 3/28/02                    By /s/ Luis E. Lamela
      ------------------            ------------------------------------------
                                     Luis E. Lamela
                                     President and Chief Executive Officer



Dated: 3/28/02                    By /s/ Marcio C. Cabrera
      ------------------            ------------------------------------------
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

                                 SIGNATURE/TITLE

Dated: 3/25/02               By /s/ Paul J. Ramsay
      ------------------       ------------------------------------------------
                                Paul J. Ramsay
                                Chairman of the Board of Directors



Dated: 3/28/02               By /s/ Luis E. Lamela
      ------------------       ------------------------------------------------
                                Luis E. Lamela
                                Chief Executive Officer, Executive Vice
                                Chairman of the Board and Director

                                 SIGNATURE/TITLE

Dated: 3/28/02                By  /s/ Aaron Beam, Jr.
      ------------------        -----------------------------------------------
                                   Aaron Beam, Jr.
                                   Director




Dated:  3/26/02               By  /s/ Peter J. Evans
      ------------------        -----------------------------------------------
                                   Peter J. Evans
                                   Director



Dated: 3/28/02                By   /s/ Thomas M. Haythe
      ------------------        -----------------------------------------------
                                   Thomas M. Haythe
                                   Director



Dated: 3/28/02                By  /s/ Steven J. Shulman
      ------------------        -----------------------------------------------
                                   Steven J. Shulman
                                   Director



Dated: 3/25/02                By  /s/ Michael S. Siddle
      ------------------        -----------------------------------------------
                                   Michael S. Siddle
                                   Director

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

         The following consolidated financial statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 14(a)(1):

                                                                         PAGE
                                                                        NUMBER
                                                                        ------

Report of Independent Auditors.......................................    F-2

Consolidated Balance Sheets - December 31, 2001 and 2000.............    F-3

Consolidated Statements of Operations - For the Years Ended December
    31, 2001, 2000 and 1999..........................................    F-5

Consolidated Statements of Redeemable Preferred Stock and
    Stockholders' Equity - For the Years Ended December 31, 2001,
    2000 and 1999....................................................    F-6

Consolidated Statements of Cash Flows - For the Years Ended December
    31, 2001, 2000 and 1999..........................................    F-7

Notes to Consolidated Financial Statements...........................    F-8

         All schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Ramsay Youth Services, Inc. and Subsidiaries

         We have audited the consolidated balance sheets of Ramsay Youth Services, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2001 and 2000, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
March 15, 2002

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                              DECEMBER 31,
                                                       ----------------------------
                                                           2001             2000
                                                       -----------      -----------
ASSETS

Current assets
    Cash and cash equivalents ...................      $   752,000      $ 1,539,000
    Accounts receivable, net ....................       23,307,000       22,368,000
    Other current assets ........................        6,091,000        4,089,000
                                                       -----------      -----------
        Total current assets ....................       30,150,000       27,996,000


Other assets
   Cash held in trust ...........................        1,021,000        1,041,000
   Cost in excess of net asset value of purchased
       businesses, net ..........................        2,232,000        2,548,000
   Unamortized loan costs, net ..................        1,077,000        1,415,000
   Net assets held for sale .....................               --        2,129,000
                                                       -----------      -----------
        Total other assets ......................        4,330,000        7,133,000


Property and equipment
  Land ..........................................        4,659,000        4,666,000
  Buildings and improvements ....................       37,829,000       36,351,000
  Equipment, furniture and fixtures .............       12,580,000       11,698,000
                                                       -----------      -----------
                                                        55,068,000       52,715,000

  Less accumulated depreciation .................       20,537,000       18,246,000
                                                       -----------      -----------
                                                        34,531,000       34,469,000
                                                       -----------      -----------
                                                       $69,011,000      $69,598,000
                                                       ===========      ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                         DECEMBER 31,
                                                               ---------------------------------
                                                                     2001                2000
                                                               -------------       -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable .....................................      $   5,604,000       $   7,606,000
   Accrued wages and other accrued liabilities ..........          6,366,000           5,627,000
   Amounts due to third-party contractual agencies ......          1,709,000           3,632,000
   Current portion of long-term debt ....................          3,372,000           2,803,000
                                                               -------------       -------------
         Total current liabilities ......................         17,051,000          19,668,000

Noncurrent liabilities
   Other accrued liabilities ............................          4,129,000           4,389,000
   Long-term debt, less current portion .................         23,506,000          24,708,000
                                                               -------------       -------------
         Total liabilities ..............................         44,686,000          48,765,000
                                                               -------------       -------------


Commitments and contingencies

Stockholders' equity
   Common stock $.01 par value - authorized 30,000,000
     shares; issued 9,445,449 shares at December 31, 2001,
     and 9,121,180 shares at December 31, 2000 ..........             94,000              91,000
    Additional paid-in capital ..........................        127,047,000         127,024,000
    Accumulated deficit .................................        (98,917,000)       (102,383,000)
    Treasury stock - 193,850 common shares at December 31,
     2001 and 2000 ......................................         (3,899,000)         (3,899,000)
                                                               -------------       -------------
            Total stockholders' equity ..................         24,325,000          20,833,000
                                                               -------------       -------------
                                                               $  69,011,000       $  69,598,000
                                                               =============       =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            YEAR ENDED
                                                                           DECEMBER 31,
                                                       -----------------------------------------------------
                                                            2001                2000                1999
                                                       -------------       -------------       -------------
Provider-based revenue ..........................      $ 134,416,000       $ 108,360,000       $  81,474,000

Operating Expenses:
   Salaries, wages and benefits .................         83,563,000          68,353,000          49,283,000
   Other operating expenses .....................         37,715,000          28,310,000          25,024,000
   Provision for doubtful accounts ..............          2,911,000           2,817,000           1,896,000
   Depreciation and amortization ................          2,430,000           2,369,000           2,366,000
   Asset impairment .............................            124,000                  --                  --
                                                       -------------       -------------       -------------
TOTAL OPERATING EXPENSES ........................        126,743,000         101,849,000          78,569,000
                                                       -------------       -------------       -------------

INCOME FROM OPERATIONS ..........................          7,673,000           6,511,000           2,905,000

Non-operating (expenses) income:
   Other income .................................                 --                  --           1,548,000
   Interest and other financing charges .........         (3,299,000)         (2,706,000)         (1,268,000)
   Losses related to asset sales and closed
     businesses .................................           (130,000)           (705,000)                 --
                                                       -------------       -------------       -------------
     Total non-operating (expenses) income, net .         (3,429,000)         (3,411,000)            280,000

INCOME BEFORE INCOME TAXES ......................          4,244,000           3,100,000           3,185,000

Provision for income taxes ......................            778,000             248,000              68,000
                                                       -------------       -------------       -------------
NET INCOME ......................................      $   3,466,000       $   2,852,000       $   3,117,000
                                                       =============       =============       =============
Income per common share:
   Basic: .......................................      $         .38       $         .32       $         .35
                                                       =============       =============       =============
   Diluted: .....................................      $         .34       $         .32       $         .33
                                                       =============       =============       =============

Weighted average number of common shares
   outstanding:
   Basic ........................................          9,046,000           8,913,000           8,890,000
                                                       =============       =============       =============
   Diluted ......................................         10,340,000           8,954,000           9,538,000
                                                       =============       =============       =============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              COMMON                      ADDITIONAL
                                               STOCK        COMMON         PAID-IN           ACCUMULATED          TREASURY
                                               SHARES        STOCK         CAPITAL             DEFICIT             STOCK
                                             ---------      -------      -------------       -------------       -----------
BALANCE AT DECEMBER 31, 1998 ..........      9,079,245      $90,000      $ 126,075,000       $(108,352,000)      $(3,899,000)

Issuance of common stock in connection
  with employee stock purchase plan ...          6,946           --             30,000                  --                --
Costs in connection with issuance of
  common stock ........................             --           --            (36,000)                 --                --
Refunded registration costs ...........             --           --             60,000                  --                --
Issuance of options to purchase common
  stock ...............................             --           --              9,000                  --                --
Net income ............................             --           --                 --           3,117,000                --
                                             ---------      -------      -------------       -------------       -----------
Balance at December 31, 1999 ..........      9,086,191       90,000        126,138,000        (105,235,000)       (3,899,000)

Issuance of common stock in connection
  with employee stock purchase plan ...         34,989        1,000             42,000                  --                --
Issuance of warrants in connection with
  subordinated debt ...................             --           --            844,000                  --                --
Net income ............................             --           --                 --           2,852,000                --
                                             ---------      -------      -------------       -------------       -----------
BALANCE AT DECEMBER 31, 2000 ..........      9,121,180       91,000        127,024,000        (102,383,000)       (3,899,000)

Issuance of common stock in connection
  with employee stock purchase plan ...         29,672           --             26,000                  --                --
Issuance of common stock in connection
  with exercise of warrants ...........        294,597        3,000             (3,000)                 --                --
Net income ............................                                                          3,466,000                --
                                             ---------      -------      -------------       -------------       -----------
BALANCE AT DECEMBER 31, 2001 ..........      9,445,449       94,000        127,047,000         (98,917,000)       (3,899,000)
                                             =========      =======      =============       =============       ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED
                                                                                DECEMBER 31,
                                                               ------------------------------------------------
                                                                  2001               2000               1999
                                                              -----------       ------------       ------------
Operating activities
    Net income .........................................      $ 3,466,000       $  2,852,000       $  3,117,000
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation ....................................        2,300,000          1,945,000          1,845,000
       Amortization, including loan costs ..............          682,000            756,000            761,000
       Loss related to asset sales and closed businesses          130,000            705,000                 --
       Asset impairment ................................          124,000                 --                 --
       Provision for doubtful accounts .................        2,911,000          2,817,000          1,896,000
       Expenses paid with equity instruments ...........               --                 --              9,000
Change in operating assets and liabilities net of
       effects of business acquired
       Increase in accounts receivable .................       (3,850,000)       (10,026,000)        (3,483,000)
       (Increase) decrease in other current assets .....         (332,000)         2,331,000          6,427,000
       (Decrease) increase in accounts payable .........       (1,989,000)           331,000          1,433,000
       Increase  (decrease) in accrued  salaries, wages
            and other liabilities ......................          479,000         (3,493,000)       (11,476,000)
       Decrease in amounts due to third-party
            contractual agencies .......................       (1,923,000)        (1,561,000)        (2,372,000)
                                                              -----------       ------------       ------------
            Total adjustments ..........................       (1,468,000)        (6,195,000)        (4,960,000)
                                                              -----------       ------------       ------------
Net cash provided by (used in) operating activities ....        1,998,000         (3,343,000)        (1,843,000)
                                                              -----------       ------------       ------------
Investing activities
   Increase in net assets held for sale ................               --            (39,000)           (46,000)
   Expenditures for property and equipment .............       (2,467,000)        (2,503,000)        (1,864,000)
   Acquisitions ........................................               --         (8,232,000)        (1,195,000)
   Cash held in trust ..................................           20,000            852,000            (37,000)
   Proceeds from sale of assets ........................          472,000            100,000                 --
                                                              -----------       ------------       ------------
Net cash used in investing activities ..................       (1,975,000)        (9,822,000)        (3,142,000)
                                                              -----------       ------------       ------------
Financing activities
   Loan costs ..........................................          (42,000)          (761,000)          (216,000)
   Amounts paid to affiliate ...........................               --           (600,000)          (600,000)
   Net proceeds from exercise of options and stock
            purchases ..................................           26,000             43,000             30,000
   Proceeds from issuance of debt and warrants .........        2,007,000         16,983,000          5,598,000
   Payments on debt ....................................       (2,801,000)        (1,566,000)          (707,000)
   Refunded registration costs .........................               --                 --             60,000
   Registration costs ..................................               --            (17,000)           (36,000)
                                                              -----------       ------------       ------------
Net cash (used in) provided by financing activities ....         (810,000)        14,082,000          4,129,000
                                                              -----------       ------------       ------------
Net (decrease) increase in cash and cash equivalents ...         (787,000)           917,000           (856,000)
Cash and cash equivalents at beginning of period .......        1,539,000            622,000          1,478,000
                                                              -----------       ------------       ------------
Cash and cash equivalents at end of period .............      $   752,000       $  1,539,000       $    622,000
                                                              ===========       ============       ============
Cash paid during the period for:
    Interest  (net of amount capitalized) ..............      $ 2,941,000       $  2,137,000       $    982,000
                                                              ===========       ============       ============
    Income taxes .......................................      $   429,000       $  1,239,000       $    460,000
                                                              ===========       ============       ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INDUSTRY

         Ramsay Youth Services, Inc. is a provider of behavioral health care treatment programs and services focused on at-risk and special-needs youth. The Company offers a full spectrum of treatment programs and services in residential and non-residential settings. The programs and services are offered through a network of Company-owned or leased facilities ("Owned Operations") and state or government-owned facilities ("Management Contract Operations"). The Company is headquartered in Coral Gables, Florida and has operations in Alabama, Florida, Hawaii, Missouri, Michigan, Nevada, North Carolina, South Carolina, Texas, Utah and Puerto Rico. The Company also provides a limited range of adult behavioral healthcare services at certain of its locations in response to community demand.

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

                                         DECEMBER 31,
                                   --------------------------
                                      2001           2000
                                   -----------    -----------
State Agencies.............           63.4%          52.2%
Medicaid...................           17.3           18.0
Medicare...................            5.5           10.6
Commercial.................            5.7            6.0
Managed Care...............            1.9            3.8
Self-Pay...................            1.2            1.2
Other......................            5.0            8.2
                                   -----------    -----------
                                     100.0%         100.0%
                                   ===========    ===========

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

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The Company has experienced delays in the collection of receivables from its contracts in Puerto Rico. As of December 31, 2001, the Company had approximately $4.4 million in outstanding receivables due from the Commonwealth of Puerto Rico, of which $1.1 million was over 120 days past due. Reserves against outstanding Puerto Rico receivables were $1.2 million as of December 31, 2001. As of March 15, 2002, the Company had collected approximately $1.8 million of the December 31, 2001 outstanding receivable balance, of which the majority related to receivables under 120 days past due. The Company and its advisors are in active discussions with the Government of Puerto Rico with respect to the payment of the outstanding receivables. The Company believes that it has fully performed its obligations under the Puerto Rico contracts and is entitled to receive payment of these receivables in full. Although the Company has been advised by its legal counsel that the net receivables due on the Puerto Rico contracts are collectable, there can be no assurances that future transactions or events will not result in the need for additional reserves for these accounts receivable. If the Company were to record additional reserves, it would adversely affect earnings in the period in which the reserves are recorded.

         The Government of Puerto Rico has informed the Company that, as a result of budgetary constraints, it will cancel various contracts with private sector providers. In connection therewith, on December 15, 2001, the Company's contract to provide mental health and substance abuse services to juveniles in Puerto Rico was cancelled. In addition, the Company is in discussions with the Government of Puerto Rico with respect to the cancellation of its contract to provide a 20-bed specialized mental health treatment program for youth referred by the Mental Health and Anti-Addiction Services Administration of Puerto Rico prior to June 1, 2002. Total revenues and operating income from these contracts during the year ended December 31, 2001 were $3.9 million and $0.1 million, respectively.

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

INTANGIBLE ASSETS AND DEFERRED COSTS

         Cost in excess of net asset value of purchased businesses relates to certain acquisitions made by the Company (see Notes 4 and 5). These amounts are being amortized on a straight-line basis over a term ranging from 3 to 40 years with a weighted average life of approximately 20 years. As the result of a new accounting pronouncement that becomes effective in 2002, the Company will evaluate its intangible assets to determine whether they will continue to be amortized or will be tested annually for impairment (see "New Accounting Requirements" below).

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

         Accumulated amortization of the Company's cost in excess of net asset value of purchased businesses as of December 31, 2001 and December 31, 2000 was $1,521,000 and $1,420,000, respectively. Accumulated amortization of the Company's loan costs as of December 31, 2001 and December 31, 2000 was $1,136,000 and $756,000, respectively.

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

         Depreciation is computed substantially on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes. Depreciation is not recorded on assets determined to be impaired or during the period they are held for sale. The general range of estimated useful lives for financial reporting purposes is twenty to forty years for buildings and five to ten years for equipment. For the years ended December 31, 2001, 2000 and 1999, depreciation expense recorded on the Company's property and equipment totaled $2,300,000, $1,945,000 and $1,845,000, respectively.

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

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


INCOME TAXES

         Income taxes are accounted for in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Future tax benefits are required to be recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is established for those benefits that do not meet the more likely than not criteria.

EARNINGS PER SHARE

         For all periods presented, the Company has calculated earnings per share in accordance with SFAS No. 128, EARNINGS PER SHARE, which became effective for financial statements issued for periods ending after December 15, 1997.

         Basic earnings per share is based on the weighted average number of shares outstanding during each period. Diluted earnings per share further assumes that, under the treasury stock method, dilutive stock options and warrants are exercised.

STOCK-BASED COMPENSATION

         The Company adopted SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, during fiscal year 1997 and continues to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of financial instruments including cash and cash equivalents, cash held in trust, accounts receivable from services, and accounts payable approximate fair value as of December 31, 2001 due to the short maturity of the instruments and reserves for potential losses, as applicable. The carrying amounts of long-term debt obligations issued pursuant to the Company's bank credit agreements and revolving credit facility approximate fair value because the interest rates on these instruments are subject to change with market interest rates.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", which establishes standards for the accounting and reporting of derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. SFAS 133 was amended by SFAS 137 in June 1999 and SFAS 138 in June 2000. This statement is now effective for years beginning after June 15, 2000. The Company has adopted these statements in the first quarter of fiscal year 2001. The Company has determined that it does not have derivatives, and therefore, there is no financial statement impact related to this accounting requirement.

NEW ACCOUNTING REQUIREMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These Statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of fiscal year 2002. The Statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

repeated, with impaired assets written-down to fair value. The initial test of goodwill must be completed within six months of adoption, or by June 2002 for the Company, with a completion of testing by the end of 2002. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease. The Company has not yet completed the initial test of existing goodwill and accordingly, cannot estimate the full impact of these rules. However, goodwill amortization, which totaled $141,000 for 2001, will no longer be recorded.

         In October 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This Statement supersedes Statement No. 121 but retains many of its fundamental provisions. Additionally, this Statement expands the scope of discontinued operations to include more disposal transactions. The provision of this Statement are effective for the Company with the beginning of fiscal year 2002. The Company does not anticipate a significant impact to the results of operations from the adoption of this Statement.

2.   ASSET SALES AND CLOSED BUSINESSES

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

         As of December 31, 2000, the assets relating to the Company's facility in Palm Bay, Florida were reflected as assets held for sale in the accompanying balance sheets. On May 15, 2001, the Company sold the facility for $2,300,000. Proceeds from the sale included a $500,000 cash payment at closing and a $1,800,000, 8% promissory note, due and payable on June 30, 2003. During the year ended December 31, 2001, the Company agreed to accept a discount of $130,000 for the full payment of the promissory note and accrued interest. The promissory note is expected to be repaid on or before April 30, 2002. The discount is included as a loss on sale of assets during the year ended December 31, 2001 in the accompanying financial statements. For the year ended December 31, 2001, revenues and net income before taxes from the Palm Bay facility operations were $65,000 and $40,000, respectively. Revenues and net loss before taxes for the Palm Bay facility for the year ended December 31, 2000 were $117,000 and $59,000, respectively.

3.   IMPAIRMENT OF ASSETS

         The Company periodically reviews its long-lived assets (land, buildings, fixed equipment, cost in excess of net asset value of purchased businesses and other intangible assets) to determine if the carrying value of these assets is recoverable, based on the future cash flows expected from the assets.

         During the year ended December 31, 2001, the Company closed one of its therapeutic community living facilities in South Carolina and recorded an asset impairment charge of $124,000. The asset impairment charge was determined based on the difference between the carrying value of the asset and the expected net proceeds from the sale of the facility.

4.   ACQUISITIONS

         On August 4, 2000, the Company acquired the operating assets of Charter Behavioral Health System of Manatee Palms, L.P. ("Manatee Palms") from Charter Behavioral Health Systems, LLC and the corresponding real estate from Crescent Real Estate Funding VII, L.P. for a cash purchase price of $7,700,000. The

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

acquisition was accounted for under the purchase method of accounting. In connection with the acquisition, the Company recorded cost in excess of net asset value of purchased businesses of $1,892,000. Prior to FASB Statement No. 142, this amount was being amortized on a straight-line basis over a term of 20 years (see "New Accounting Requirements"). The operations of Manatee Palms have been included in the Company's consolidated statement of operations effective August 4, 2000. The Company's Senior Credit Facility was amended on August 4, 2000 to provide for the approval of this acquisition (see Note 6).

5.   TRANSACTIONS WITH AFFILIATES

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

         In December 1999, RYS entered into an agreement with one of its directors to serve as a senior advisor in connection with legal issues, acquisitions, financings and other transactions involving the Company. During the years ended December 31, 2001 and 2000, the Company paid the director $66,256 and $68,783, respectively (including expense reimbursements) in connection with these advisory services.

         In October 1999, the Company entered into an agreement with Excel Vocational Alternatives, Inc. ("Excel") for the provision by Excel of consulting and advisory services in connection with the creation of a Job Corps division for the Company. An executive officer of the Company is President and has a 50% ownership interest in Excel. On June 1, 2001, the Company cancelled its agreement with Excel. During the year ended December 31, 2001, 2000 and 1999, the Company paid Excel $150,000, $192,500 and $47,500, respectively, in connection with these advisory services.

         At December 31, 2001, three corporate affiliates of Mr. Paul J. Ramsay, Chairman of the Board of the Company, owned an aggregate voting interest in the Company of approximately 58.2%, as follows: (i) Ramsay Holdings HSA Limited owned 9.8% of the outstanding Common Stock of the Company, (ii) Ramsay Holdings owned approximately 40.3% of the outstanding Common Stock of the Company and
(iii) Paul Ramsay Hospitals Pty. Limited ("Ramsay Hospitals") owned approximately 8.1% of the outstanding Common Stock of the Company.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6.   BORROWINGS

         The Company's long-term debt is as follows:

                                                                  DECEMBER 31,
                                                          ----------------------------
                                                              2001             2000
                                                          -----------      -----------
Variable rate Term Loan, due October 30, 2003 ......      $ 8,134,000      $10,597,000
Revolver, due October 30, 2003 .....................        7,503,000        5,586,000
Acquisition Loan, due October 30, 2003 .............        1,849,000        2,162,000
Subordinated Note (net of discount of $340,000), due
   January 24, 2007 ................................        4,660,000        4,579,000
Subordinated Note (net of discount of $360,000), due
   January 24, 2007 ................................        4,640,000        4,560,000
Other ..............................................           92,000           27,000
                                                          -----------      -----------
                                                           26,878,000       27,511,000
Less current portion ...............................        3,372,000        2,803,000
                                                          -----------      -----------
                                                          $23,506,000      $24,708,000
                                                          ===========      ===========

         On February 25, 2002, the Company's senior credit facility (the "Senior Credit Facility") was amended to provide for a $3.0 million increase in the revolving credit loan commitment and a $1.5 million additional advance on the term loan. The amendment also increased permitted capital expenditures and made certain other revisions to the Senior Credit Facility. The amended Senior Credit Facility consists of a term loan (the "Term Loan") payable in monthly installments ranging from $83,000 to $302,000 with a final installment of $3,600,000 due on October 30, 2003 and a revolving credit facility (the "Revolver") for an amount up to the lesser of $15,000,000 or the borrowing base of the Company's receivables (as defined in the agreement).

         The Company's Senior Credit Facility also provided for a $1,250,000 bridge loan advance under the Acquisition Loan. The bridge loan advance is payable on the occurrence of certain events (as defined in the agreement).

         In connection with the aforementioned bridge loan advance, a corporate affiliate of Paul J. Ramsay entered into a Junior Subordinated Note Purchase Agreement with the Senior Credit Facility lender to participate in the Senior Credit Facility in an amount equal to the bridge loan advance.

         Interest on the Term Loan and the Revolver varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.5% to 2.0% (5.5% at December 31, 2001), based on the Company's ratio of total indebtedness to EBITDA or (ii) a function of the Eurodollar rate plus a margin ranging from 2.0% to 3.5% (4.3% at December 31, 2001), based on the Company's ratio of total indebtedness to EBITDA.

         Interest on the Acquisition Loan varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.75% to 2.25% (5.75% at December 31, 2001), based on the Company's ratio of total indebtedness to EBITDA or (ii) a function of the Eurodollar rate plus a margin ranging from 2.25% to 3.75% (5.18% at December 31, 2001), based on the Company's ratio of total indebtedness to EBITDA.

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

         The Company failed to maintain the required total debt to EBITDA ratio and the fixed charge coverage ratio as of December 31, 2000. The Company's lender agreed to waive the requirements as of December 31, 2000 and to amend the definitions of EBITDA and capital expenditures in the future. As of December 31, 2001, the Company was in compliance with the required total debt to EBITDA and fixed charge coverage ratios stipulated in the Senior Credit Facility.

         During the twelve months ended December 31, 2001, the Company exceeded the capital expenditure limitation in the Senior Credit Facility. On February 25, 2002, the Company's lender agreed to amend the Senior Credit Facility, retroactive to December 31, 2001, to provide for among other items: (i) an increase in the permitted capital expenditures, (ii) a $3.0 million increase in the revolving credit loan commitment, and (iii) a $1.5 million additional advance on the term loan.

         The Company and its subsidiaries have pledged substantially all of their real property, receivables and other assets as collateral for the Senior Credit Facility.

         On January 25, 2000 and June 19, 2000, the Company entered into subordinated note and warrant purchase agreements with two unrelated financial institutions for an aggregate principal amount of $5 million each (the "Subordinated Notes"). The Subordinated Notes permit each of the financial institutions to exercise, under certain conditions, up to 475,000 warrants which are convertible into the Company's common stock. The aggregate value of the warrants at the time of issuance was $844,000. On August 17, 2001, one of the financial institutions exercised its warrant purchase agreement and converted 475,000 warrants into 294,597 shares of common stock utilizing the cashless exercise provision outlined in the warrant agreement. Borrowings under the Subordinated Notes bear interest at a rate of 12.5% per annum. The interest is payable quarterly, and the principal balance and any unpaid interest is due January 24, 2007.

         In connection with the Subordinated Notes, the Company incurred loan costs of approximately $679,000. The loan costs are deferred and amortized ratably over the life of the loans. The amortization is included in interest and other financing charges in the accompanying consolidated statement of operations and the unamortized balance is included as unamortized loan costs in the accompanying consolidated balance sheet.

         The aggregate scheduled maturities of long term debt during the next five years are as follows: 2002 -- $3,372,000; 2003 -- $14,182,000; 2004 --
$7,000; 2005 -- $7,000; 2006 -- $7,000; thereafter -- $10,003,000.

7.   OPERATING LEASES

         In April 1995, the Company sold and leased back the land, buildings and fixed equipment of its Mission Vista facility in San Antonio, Texas. The lease at the Mission Vista facility has a primary term of 15 years (with three successive renewal options of 5 years each) and at December 31, 2001 had aggregate annual minimum rentals of approximately $604,000, payable monthly.

         On September 28, 1998, the Company sold and leased back the land, buildings and fixed equipment of its Havenwyck facility in Auburn Hills, Michigan. The lease has a term of 12 years and currently requires annual minimum lease payments of approximately $1,359,000, payable monthly. Effective April 1 of each year, the lease payments are subject to upward adjustments (not to exceed 3% annually) in the consumer price index over the preceding twelve months.

         In August 1997, the Company leased its Meadowlake facility in Oklahoma to an independent healthcare provider (the "tenant") for an initial term of three years, with four three-year renewal options. Lease payments total $360,000 per year and at each renewal option are subject to adjustment based on the

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

change in the consumer price index during the preceding lease period. In accordance with the terms of the lease agreement, the tenant is responsible for all costs of ownership, including taxes, insurance, maintenance and repairs. In addition, the tenant has the option to purchase the facility at any time for $2,500,000. The book value of the facility was $1,982,000 on December 31, 2001.

         Rent expense related to noncancellable operating leases amounted to $3,916,000, $3,256,000 and $2,967,000 for the years ended December 31, 2001,
2000 and 1999, respectively.

         Future minimum lease payments required under noncancellable operating leases as of December 31, 2001 are as follows: 2002 -- $3,198,000; 2003 --
$2,808,000; 2004 -- $2,370,000; 2005 -- $2,257,000; 2006 -- $1,989,000 and
thereafter -- $5,969,000.

8.   SEGMENT INFORMATION

         The Company is a provider of behavioral health care treatment programs focused on at-risk and special needs youth in residential and non-residential settings in ten states and the Commonwealth of Puerto Rico. During the quarter ended June 30, 2001, the Company refined its segment definitions to more appropriately reflect its business operations and management responsibilities. The primary change from the segment information presented as of December 31, 2000 consists of a change in the names of the segments and the classification of certain items within the segments. Accordingly, the corresponding information for earlier periods has been reclassified to reflect its new reportable business segments, owned operations and management contract operations.

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

         The following table sets forth, for each of the periods indicated, certain information about segment results of operations and segment assets. There are no inter-segment sales or transfers. Segment profit consists of revenue less operating expenses, and does not include investment income and other, interest and other financing charges, non-recurring items and income taxes. Total assets are those assets used in the operations in each segment. Corporate assets include cash and cash equivalents, property and equipment, intangible assets and notes receivable. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.


                                                                       YEAR ENDED
                                                                       DECEMBER 31,
                                                   ----------------------------------------------------
                                                         2001                2000               1999
                                                   -------------       -------------       ------------

SEGMENT REVENUE
  Owned operations ..........................      $ 106,140,000       $  87,506,000       $ 75,840,000

   Management contracts .....................         28,276,000          20,854,000          5,634,000
                                                   -------------       -------------       ------------

Total consolidated revenues .................      $ 134,416,000       $ 108,360,000       $ 81,474,000
                                                   =============       =============       ============

SEGMENT DEPRECIATION AND AMORTIZATION
   Owned operations .........................      $   2,156,000       $   1,744,000       $  1,683,000

   Management contracts .....................            123,000             140,000            177,000
                                                   -------------       -------------       ------------
                                                       2,279,000           1,884,000          1,860,000

Reconciling items
   Corporate depreciation and amortization ..            151,000             485,000            506,000
                                                   -------------       -------------       ------------
Total consolidated revenues .................      $   2,430,000       $   2,369,000       $  2,366,000
                                                   =============       =============       ============

SEGMENT PROFIT
   Owned operations .........................      $  10,207,000       $   8,548,000       $  8,899,000

   Management contracts .....................          3,383,000           1,527,000           (225,000)
                                                   -------------       -------------       ------------
                                                      13,590,000          10,075,000          8,674,000

Reconciling items:
   Corporate expenses .......................         (5,917,000)         (3,564,000)        (5,769,000)
   Other income .............................                 --                  --          1,548,000
   Interest and other financing charges .....         (3,299,000)         (2,706,000)        (1,268,000)
   Losses related to asset sales and closed
  businesses ................................           (130,000)           (705,000)                --
                                                   -------------       -------------       ------------
Total consolidated income before income taxes      $   4,244,000       $   3,100,000       $  3,185,000
                                                   =============       =============       ============

SEGMENT CAPITAL EXPENDITURES
   Owned operations .........................      $   2,053,000       $   2,147,000       $    917,000

   Management contracts .....................            246,000             330,000            890,000
                                                   -------------       -------------       ------------
                                                       2,299,000           2,477,000          1,807,000

Reconciling items
   Corporate assets .........................            168,000              26,000             57,000
                                                   -------------       -------------       ------------
Total consolidated capital expenditures .....      $   2,467,000       $   2,503,000       $  1,864,000
                                                   =============       =============       ============


                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                           YEAR ENDED
                                          DECEMBER 31,
                                  -------------------------------
                                      2001                2000
                                  -----------         -----------
SEGMENT ASSETS
   Owned operations .....         $57,893,000         $59,860,000
   Management contracts .           6,729,000           6,593,000
                                  -----------         -----------
Total segment assets ....          64,622,000          66,453,000

RECONCILING ITEMS
   Corporate assets .....           4,389,000           3,145,000
                                  -----------         -----------
Total consolidated assets         $69,011,000         $69,598,000
                                  ===========         ===========

GEOGRAPHIC AREA DATA

         The Company's revenues are derived solely from within the United States and the Commonwealth of Puerto Rico.

MAJOR CUSTOMERS

         Revenues from one payor source (Florida Department of Juvenile Justice) represented approximately $22,433,000, $14,452,000 and $3,862,000 of consolidated revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

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

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



10.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                           YEAR ENDED
                                                                           DECEMBER 31,
                                                           -------------------------------------------------
                                                               2001               2000               1999
                                                           -----------         ----------         ----------
   Net income, as reported .......................         $ 3,466,000         $2,852,000         $3,117,000
                                                           ===========         ==========         ==========

Denominator:
   Denominator for basic earnings per share -
      weighted-average shares ....................           9,046,000          8,913,000          8,890,000

   Effect of dilutive securities:
      Employee stock options and warrants ........           1,294,000             41,000            648,000
                                                           -----------         ----------         ----------
      Denominator for diluted earnings per share -
         adjusted weighted-average shares and
         assumed conversions .....................          10,340,000          8,954,000          9,538,000
                                                           ===========         ==========         ==========
Basic earnings per share .........................         $       .38         $      .32         $      .35
                                                           ===========         ==========         ==========
Diluted earnings per share .......................         $       .34         $      .32         $      .33
                                                           ===========         ==========         ==========

         For the years ended December 31, 2001, 2000 and 1999, respectively, 785,449, 1,698,938 and 1,309,675 options and warrants were excluded from the above computation because their effect would have been antidilutive.

11.  OPTIONS AND WARRANTS

         The Company's Stock Option Plans provide for options to various key employees, non-employee directors, consultants and other individuals providing services to the Company, to purchase shares of Common Stock at no less than the fair market value of the stock on the date of grant. Options granted become exercisable in varying increments including (a) 100% one year after the date of grant, (b) 50% each year beginning one year after the date of grant (c) 33% each year beginning on the date of grant, (d) 33% each year beginning one year from the date of grant and (e) 25% each year beginning one year from the date of grant. Options issued to employees and directors are subject to anti-dilution adjustments and generally expire the earlier of 10 years after the date of grant or 60 days after the employee's termination date or the director's resignation. The weighted average remaining contractual life of all outstanding options at December 31, 2001 is approximately five years.

         On October 14, 1997, the Board of Directors adopted the Ramsay Youth Services, Inc. 1997 Long Term Incentive Plan (the "1997 Plan"). Under the 1997 Plan, 166,667 shares of Common Stock are available for issuance of awards. Shares distributed under the 1997 Plan may be either newly issued shares or treasury shares. Awards granted under the plan may be in the form of stock appreciation rights, restricted stock, performance awards and other stock-based awards. During the year ended December 31, 1999, the Company granted 91,500 options under the 1997 Plan.

         On August 16, 1999, the Board of Directors adopted the Ramsay Youth Services, Inc. 1999 Stock Option Plan. Under the 1999 Stock Option Plan, 1,250,000 shares of Common Stock were available for issuance of awards. During the year ended December 31, 1999, the Company granted 1,250,000 options under the 1999 Stock Option Plan and 339,000 options under various prior year plans.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         During the year ended December 31, 2000, the Company granted 50,000 options under the RMCI Plan.

         On April 4, 2001, the Board of Directors: (i) amended the 1999 Stock Option Plan (the "1999 Amended Plan") and reduced the number of Common Stock shares available for issuance to 250,000 and (ii) adopted the Ramsay Youth Services, Inc. 2001 Stock Option Plan (the "2001 Plan"). Under the 2001 Plan, 1,500,000 shares of Common Stock are available for issuance of awards. Shares distributed under the 1999 Amended Plan and the 2001 Plan may be either newly issued shares or treasury shares.

         During the year ended December 31, 2001, the Company granted 2,375,000 options under the various Company stock option plans.

         In connection with a repricing opportunity authorized by the Company's Board of Directors on November 10, 1995, approximately 500,000 options (of which 19,236 are still outstanding at December 31, 2001) were voluntarily repriced by the option holders. Under this repricing opportunity, the exercise prices of the holders' outstanding options were reduced to $7.50 per share, the closing price for the Common Stock on the NASDAQ National Market System on November 10, 1995. The Company granted 304,087 options during fiscal year ended June 30, 1997 (including former Ramsay Managed Care, Inc. ("RMCI")) options which became options to purchase an aggregate of 104,804 shares of the Company's Common Stock on the date of the merger). These options, along with the options repriced on November 10, 1995, are not exercisable until the closing price of the Common Stock, as quoted on the NASDAQ SmallCap Market System, equals or exceeds $21.00 per share for at least 15 trading days, which need not be consecutive. As of December 31, 2001, none of these options are exercisable.

         On September 10, 1996, the Company entered into an Exchange Agreement whereby Mr. Paul J. Ramsay exchanged 158,690 options with an exercise price of $7.50 per share (pursuant to the repricing opportunity discussed above), for warrants to purchase an aggregate of 166,667 shares of Common Stock at $7.50 per share. The warrants, which expire in June 2003, are not exercisable until the closing price of the Common Stock, as quoted on the NASDAQ SmallCap Market System, equals or exceeds $21.00 per share for at least 15 trading days, which need not be consecutive, subsequent to September 10, 1996. Most of the options exchanged were originally granted under the Company's 1991 Stock Option Plan.

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

         In connection with the January 25, 2000 and June 19, 2000 subordinated note and warrant purchase agreements, the Company issued warrants to two unrelated financial institutions to each purchase up to 475,000 shares of the Company's Common Stock at $1.50 per share. These issuances are exercisable on or before January 25, 2010 and June 19, 2010, respectively, and contain anti-dilution provisions.

         On August 27, 2001, a financial institution exercised its warrant purchase agreement. The institution converted 475,000 warrants into 294,597 shares of common stock utilizing a cashless exercise provision as outlined in the agreement.

         The Company has frozen its 1990 and 1991 Stock Option Plans, and authorized 132,319, 166,667, 166,667, 166,667, 250,000 and 1,500,000 shares

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


under its 1993, 1995, 1996, 1997, 1999 Amended and 2001 Stock Option Plans, respectively. At December 31, 2001, 139,536 shares were available for issuance under these Plans.

         Additionally, as previously mentioned, effective on the date of the RMCI merger, the former RMCI options became options to purchase an aggregate of 104,804 shares of the Company's Common Stock. As of December 31, 2001, no shares were available for issuance under this plan.

         Summarized information regarding the Company's Stock Option Plans is as follows:

         Options exercisable based solely on employees rendering additional service:

                                                                                       WEIGHTED
                                                  NUMBER                                AVERAGE
                                                    OF               OPTION            EXERCISE
                                                  SHARES              PRICE              PRICE
                                              ---------------    ----------------    --------------
Options outstanding at December 31, 1998            564,426      $4.69 - $18.93            $8.43
  Granted                                         1,680,500           $2.69                $2.69
  Canceled                                          (90,607)     $4.69 - $18.93            $9.78
                                              ---------------
Options outstanding at December 31, 1999          2,154,319      $2.69 - $18.93            $3.87
  Granted (non employee)                             50,000           $1.56                $1.56
  Canceled                                       (1,056,184)     $2.69 - $13.30            $3.95
                                              ---------------
Options outstanding at December 31, 2000          1,148,135      $1.56 - $18.93            $3.63
  Granted                                         2,375,000       $0.85 - $2.05            $1.04
  Canceled                                         (825,831)      $2.69 - $8.25            $3.67
                                              ---------------
Options outstanding at December 31, 2001          2,697,304      $0.85 - $18.93            $1.34
                                              ===============
Exercisable at December 31, 2001                    191,692                                $4.30
                                              ===============
Exercisable at December 31, 2000                    432,024                                $5.24
                                              ===============
Exercisable at December 31, 1999                    326,631                                $8.16
                                              ===============


                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Options not exercisable until the closing price for the Common Stock as quoted on the NASDAQ SmallCap Market System equals or exceeds $21.00 per share for at least 15 trading days:

                                                                                       WEIGHTED
                                                  NUMBER                               AVERAGE
                                                    OF               OPTION            EXERCISE
                                                  SHARES             PRICE              PRICE
                                              ---------------    ---------------    ---------------
Options outstanding at December 31, 1998            306,240      $7.50 - $9.00           $8.46
  Canceled                                          (30,552)     $7.50 - $9.38           $8.40
                                              ---------------

Options outstanding at December 31, 1999            275,688      $7.50 - $9.38           $8.33
  Canceled                                         (162,666)     $7.50 - $9.38           $9.13
                                              ---------------

Options outstanding at December 31, 2000            113,022      $7.50 - $9.38           $7.70
  Canceled                                          (87,646)     $7.50 - $9.00           $7.62
                                              ---------------
Options outstanding at December 31, 2001             25,376      $7.50 - $9.38           $7.93
                                              ===============

         Shares of common stock reserved for future issuance at December 31, 2001 are as follows:

Options.....................................          2,722,680
Warrants....................................            962,769
                                                    ------------
                                                      3,685,449
                                                    ============

         The following table summarizes information about options outstanding at December 31, 2001.

                              OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
--------------------------------------------------------------------------------  -------------------------------------
                                              WEIGHTED
                                          AVERAGE REMAINING        WEIGHTED                               WEIGHTED
     RANGE OF             NUMBER          CONTRACTUAL LIFE         AVERAGE             NUMBER             AVERAGE
 EXERCISE PRICES        OUTSTANDING          (IN YEARS)         EXERCISE PRICE       EXERCISABLE       EXERCISE PRICE
-------------------  ------------------  --------------------  -----------------  ------------------  -----------------
      $0.85              2,000,000               9.26                $0.85                  --                 --
  $1.56 - $2.69            619,500               8.48                 2.21             113,917               2.52
      $4.69                 42,497                6.9                 4.69              42,497               4.69
      $7.50                 18,404               1.98                 7.50                  --                 --
  $8.25 - $18.93            42,279               4.62                 9.49              35,278               9.57
-------------------  ------------------  --------------------  -----------------  ------------------  -----------------
  $0.85 - $18.93         2,722,680               7.09                $1.40             191,692              $4.30
===================  ==================  ====================  =================  ==================  =================

         Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for grants in the year ended December 31, 2001 and 1999. The Company did not award any employee stock options during the year ended December 31, 2000:

         o expected volatility rates of 119% for the year ended December 31, 2001 and 90% for the year ended December 31, 1999.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         o risk-free interest rates of 5% for the year ended December 31, 2001 and 5.2% for the year ended December 31, 1999.

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


                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                 ---------------------------------------------------------
                                                      2001                  2000                  1999
                                                 -------------         -------------         -------------
Net income as reported .................         $   3,466,000         $   2,852,000         $   3,117,000
Basic net income per share as reported .         $         .38         $         .32         $         .35
Diluted net income per share as reported         $         .34         $         .32         $         .33

Pro forma net income ...................         $   1,948,000         $   1,639,000         $   1,847,000
Basic pro forma net income per share ...         $         .22         $         .18         $        0.21
Diluted pro forma net income per share .         $         .19         $         .18         $        0.19

         In addition to the Employee Stock Option plans, the Company also has an Employee Stock Purchase Plan available to employees.

         The Employee Stock Purchase Plan (the "ESPP") allows all eligible employees to purchase shares of common stock on semi-annual offering dates at a price that is the lessor of 85% if the fair market value of the shares on the first day or the last day of the semi-annual period. Employee contributions were $44,000 for 2001, $79,000 for 2000 and $45,000 for 1999. Through the ESPP, the
Company issued to employees 29,672 shares in 2001, 34,989 shares in 2000 and 6,946 shares in 1999. As of December 31, 2001, 35,339 shares were available for future issuance.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


12.  INCOME TAXES

         The following table summarizes tax effects comprising the Company's net deferred tax assets and liabilities:

                                                                        DECEMBER 31,
                                                             ----------------------------------
                                                                 2001                  2000
                                                             ------------          ------------
Deferred tax liabilities:
   Book basis of fixed assets over tax basis .......         $     57,000          $    298,000
   Prepaid maintenance .............................              396,000               217,000
   Other ...........................................              248,000               248,000
                                                             ------------          ------------
         Total deferred tax liabilities ............              701,000               763,000
Deferred tax assets:
   Allowance for doubtful accounts .................              735,000             1,183,000
   General and professional liability insurance ....            1,806,000             1,730,000
   Accrued employee benefits .......................              816,000               515,000
   Capital loss carryovers .........................              445,000               445,000
    Tax basis of intangible assets over book basis .                   --               187,000
   Other accrued liabilities .......................            2,568,000             3,554,000
   Other ...........................................                2,000                 2,000
   Net operating loss carryovers ...................           15,899,000            16,189,000
   Alternative minimum tax credit carryovers .......            1,150,000             1,109,000
                                                             ------------          ------------
         Total deferred tax assets .................           23,421,000            24,914,000
Valuation allowance for deferred tax assets ........          (22,720,000)          (24,151,000)
                                                             ------------          ------------
         Deferred tax assets, net of valuation
           allowance ...............................              701,000               763,000
                                                             ------------          ------------
         Net deferred tax assets ...................         $         --          $         --
                                                             ============          ============

         The provision for income taxes consists of the following:

                                                    YEAR ENDED
                                                   DECEMBER 31,
                                   ---------------------------------------------
                                       2001            2000           1999
                                   --------------  -------------- --------------
Income taxes currently payable:
   Federal....................         $185,000       $       --       $     --
   State......................          593,000         248,000         68,000
                                   --------------  -------------- --------------
      Total                            $778,000        $248,000        $68,000
                                   ==============  ============== ==============


         A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate follows:


                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                  ------------------------------------------
                                                      2001          2000           1999
                                                  -------------  ------------  -------------
U.S. Federal statutory rate.................           34.0%          34.0%         34.0%
(Decrease) increase in valuation allowance..          (26.5)         (20.1)        (16.1)
Non-deductible intangible assets............            4.9             --            --
State income taxes, net of federal benefit..            9.2            5.3            --
Benefit of net operating loss recognized....           (6.8)         (14.2)        (17.1)

Other.......................................            3.5            3.0           1.3
                                                  -------------  ------------  -------------
Effective income tax rate...................           18.3%           8.0%          2.1%
                                                  =============  ============  =============

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The Company has no net deferred tax assets at December 31, 2001 and December 31, 2000. The Company's valuation allowance related to deferred tax assets was decreased by $1,431,000 in 2001. The Company's valuation allowance related to deferred tax assets was decreased by $1,063,000 during the year ended December 31, 2000 and decreased by $574,000 during the year ended December 31, 1999.

         Current accounting standards require that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes. In addition, future tax benefits, such as net operating loss ("NOL") carryforwards, are required to be recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is established for those benefits that do not meet the more likely than not criteria. A valuation allowance has been established for the entire balance of the net deferred tax assets at December 31, 2001 due to the uncertainty regarding the Company's ability to generate future taxable income sufficient to utilize the net operating loss carryforwards.

         At December 31, 2001, the Company had federal net operating loss carryovers of approximately $39,964,000, and alternative minimum tax credit carryovers of approximately $1,150,000 available to reduce future federal income taxes, subject to certain annual limitations. The net operating loss carryovers expire as follows:

                                                                YEAR OF
                                       AMOUNT                  EXPIRATION
                                 -------------------        -----------------
                                     $7,000,000                   2002
                                     32,964,000                 2010-18
                                 -------------------
                                    $39,964,000
                                 ===================

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

         The Company derived approximately 87%, 85% and 81% of its revenues from services provided to individuals covered by various federal and state governmental programs in the years ended December 31, 2001, 2000 and 1999, respectively.

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

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The Company did not contribute to the plan during the years ended December 31, 2001, 2000 and 1999.

15.  COMMITMENTS AND CONTINGENCIES

         The Company is party to certain claims, suits and complaints, including those matters described below, whether arising from the acts or omissions of its employees, providers or others, which arise in the ordinary course of business. The Company has established reserves at December 31, 2001 and 2000 for the estimated amounts, which might be recovered from the Company as a result of all outstanding legal proceedings. In the opinion of management, the ultimate resolution of these pending legal proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

         Management has evaluated the probability surrounding a litigation claim sought by the purchaser of one of the Company's former subsidiaries as being remote. Accordingly, in December 2000, the Company reversed its $2,500,000 litigation reserve.

16.   VALUATION AND QUALIFYING ACCOUNTS

         Activity in the Company's Valuation and Qualifying Accounts consists of the following:

                                                                 DECEMBER 31,
                                                        --------------------------------
                                                            2001                 2000
                                                        -----------          -----------

Allowance for Doubtful Accounts:

Balance at beginning of  period ...............         $ 2,807,000         $ 2,615,000
Provision for doubtful accounts ...............           2,911,000           2,817,000
Write-offs of uncollectable accounts receivable          (3,784,000)         (2,625,000)
                                                        -----------         -----------
Balance at end of period ......................         $ 1,934,000         $ 2,807,000
                                                        ===========         ===========
Valuation Allowance on Property and Equipment:          $   954,000         $   954,000
                                                        ===========         ===========

Tax Valuation Allowance for Deferred Tax Assets:

Balance at beginning of period.....................     $24,151,000         $25,214,000
Deductions.........................................      (1,431,000)         (1,063,000)
                                                      -------------        ------------
Balance at end of period...........................     $22,720,000         $24,151,000
                                                      =============       =============

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


17.  SUPPLEMENTAL CASH FLOW INFORMATION

         The Company's non-cash investing and financing activities were as follows:

                                                                       YEAR ENDED
                                                                     DECEMBER 31,
                                                       ------------------------------------------
                                                           2001             2000            1999
                                                       ----------         --------         -------
Cancellation of consulting agreement .........         $       --         $249,000         $    --

Issuance of warrants in connection with
   subordinated debt .........................                 --          844,000              --

Financed acquisition of property and equipment             86,000               --          37,000

Note received in connection with sale of
   property and equipment ....................          1,670,000          252,000              --


18.  QUARTERLY RESULTS OF OPERATIONS AND OTHER SUPPLEMENTAL INFORMATION
     (UNAUDITED)

         Following is a summary of the Company's quarterly results of operations for the years ended December 31, 2001 and 2000.


                                                                       QUARTER ENDED
                                               ---------------------------------------------------------------
                 2001 (b)                        MARCH 31         JUNE 30       SEPTEMBER 30     DECEMBER 31
--------------------------------------------   --------------  --------------- ---------------  --------------
Net revenues.............................        $31,789,000     $33,840,000      $33,638,000     $35,149,000
Income from operations...................          1,545,000       1,787,000        1,995,000       2,470,000
Income before income taxes...............            560,000         921,000        1,249,000       1,514,000
Net income...............................            384,000         796,000        1,078,000       1,208,000

INCOME PER COMMON SHARE (a)

Basic....................................               $.04            $.09            $.12             $.13
Diluted..................................               $.04            $.08            $.10             $.11

                 2000 (c)
--------------------------------------------

Net revenues.............................        $23,457,000     $25,257,000      $27,865,000     $31,781,000
Income from operations...................            668,000       1,134,000        1,020,000       3,689,000
Income before income taxes...............            202,000         149,000          200,000       2,549,000
Net income...............................            160,000         107,000          138,000       2,447,000

INCOME PER COMMON SHARE (a)

Basic....................................               $.02            $.01            $.02             $.27
Diluted..................................               $.02            $.01            $.02             $.27


(a) The quarterly earnings per share amounts may not equal the annual amounts due to changes in the average common and dilutive common equivalent shares outstanding during the year.

(b) During the quarter ended December 31, 2001, the Company recorded an asset impairment charge of $0.1 million relating to the difference between the carrying value of one of its closed therapeutic living facilities and the expected net proceeds from the sale of the facility.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     During the quarter ended December 31, 2001, the Company recorded a loss of $0.1 million relating to a discount on the prepayment of a note receivable owed to the Company.

(c) During the three months ended June 30, 2000, the Company recorded a $0.5 million loss on sale of assets as a result of the sale on June 7, 2000 of five of the Company's contracts to manage charter schools.

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


                                                                                                                      PAGE
                                                                                                                     NUMBER
                                                                                                                     ------


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

2.13        Amendment No. 1 dated as of September 28, 1998 Purchase Agreement dated as of June 24, 1998 among
            Charter Behavioral Health Systems, LLC, the Company, Carolina Treatment Center, Inc., Houma
            Psychiatric Hospital, Inc., Mesa Psychiatric Hospital, Inc., RHCI San Antonio, Inc., The Haven
            Hospital, Inc., Transitional Care Ventures (Arizona), Inc., Transitional Care Ventures (North
            Texas), Inc. and Transitional Care Ventures (Texas), Inc. (incorporated by reference to Exhibit
            2.13 to the Company's Current Report on Form 8-K dated October 9, 1998)

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

2.15        Stock Purchase Agreement dated as of November 19, 1998 The Rader Group, Incorporated, a Florida
            corporation, The Rader Group, Incorporated, a Colorado corporation, Bill T. Rader, Ph.D. and
            Ramsay Educational Services, Inc. (incorporated by reference to Exhibit 2.15 to the Company's
            Transition Report on Form 10-K for the six months ended December 31, 1998)

2.16        Stock Purchase Agreement dated May 14, 1999 between the Company, Ramsay Hospital Corporation of
            Louisiana, Inc. and Paul Ramsay Holdings Pty. Limited (incorporated by reference to Exhibit 2.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

2.17        Asset Purchase Agreement dated as of May 19, 2000 by and among the Company, Charter Behavioral
            Health Systems, LLC, the Charter Subsidiaries, Charter Advantage, LLC and Charter Managed Care
            Services, LLC (incorporated by referenced to Exhibit 2.17 to the Company's Quarterly Report on
            Form 10-Q for the quarter ended June 30, 2000)

2.18        First Amendment to Asset Purchase Agreement dated as of June 28, 2000 by and among the Company,
            Charter Behavioral Health Systems, LLC, Charter Behavioral Health System of Manatee Palms, LP,
            Charter Behavioral Health System at Manatee Adolescent Treatment Services, LP, Charter Advantage,
            LLC and Charter Managed Care Services, LLC (incorporated by referenced to Exhibit 2.18 to the
            Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)



                                                                                                                      PAGE
                                                                                                                     NUMBER
                                                                                                                     ------


2.19        Second Amendment to Asset Purchase Agreement dated July 18, 2000 by and among the Company, Charter
            Behavioral Health Systems, LLC, Charter Behavioral Health System of Manatee Palms, LP, Charter
            Behavioral Health System at Manatee Adolescent Treatment Services, LP, Charter Advantage, LLC and
            Charter Managed Care Services, LLC (incorporated by referenced to Exhibit 2.19 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

2.20        Real Estate Purchase Agreement dated June 22, 2000 by and among the Company and Crescent Real
            Estate Funding VII, L.P. (incorporated by referenced to Exhibit 2.20 to the Company's Quarterly
            Report on Form 10-Q for the quarter ended June 30, 2000)

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

3.3         Certificate of Correction to Certificate of Amendment of Restated Certificate of Incorporation of
            the Company filed on April 18, 1991 (incorporated by reference to Exhibit 3.3 to the Company's
            Registration Statement on Form S-2, Registration No. 33 40762)

3.4         By-Laws of the Company, as amended to date (incorporated by reference to Exhibit 3.4 to the
            Company's Annual Report on Form 10-K for the year ended June 30, 1994)

4.13        Amended and Restated Subscription Agreement dated October 26, 1998 between the Company and Paul
            Ramsay Holdings Pty. Limited ("Holdings Pty.") (incorporated by reference to Exhibit 4.13 to the
            Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

4.14        Amended and Restated Subscription Agreement dated October 26, 1998 between the Company and Luis E.
            Lamela (incorporated by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q
            for the quarter ended September 30, 1998)

4.15        Subscription Agreement dated October 26, 1998 between the Company and Haythe & Curley
            (incorporated by reference to Exhibit 4.15 to the Company's Quarterly Report on Form 10-Q for the
            quarter ended September 30, 1998)

4.16        Subscription Agreement dated as of October 26, 1998 between the Company and Dauphin Capital
            Partners I, LP (incorporated by reference to Exhibit 4.16 to the Company's Quarterly Report on
            Form 10-Q for the quarter ended September 30, 1998)

4.17        Subscription Agreement dated as of October 26, 1998 between the Company and Moises Hernandez, M.D.
            (incorporated by reference to Exhibit 4.17 to the Company's Quarterly Report on Form 10-Q for the
            quarter ended September 30, 1998)

4.18        Subscription Agreement dated as of October 26, 1998 between the Company and Tom Hodapp
            (incorporated by reference to Exhibit 4.18 to the Company's Quarterly Report on Form 10-Q for the
            quarter ended September 30, 1998)

4.19        Subscription Agreement dated as of October 26, 1998 between the Company and Aaron Beam
            (incorporated by reference to Exhibit 4.19 to the Company's Quarterly Report on Form 10-Q for the
            quarter ended September 30, 1998)


                                                                                                                      PAGE
                                                                                                                     NUMBER
                                                                                                                     ------


4.20        Subscription Agreement dated as of October 26, 1998 between the Company and Sanford R. Robertson
            (incorporated by reference to Exhibit 4.20 to the Company's Quarterly Report on Form 10-Q for the
            quarter ended September 30, 1998)

4.21        Revolving Credit Note dated October 30, 1998 by the Company in the aggregate principal amount of
            $8,000,000 payable to the order of Fleet Capital Corporation (incorporated by reference to Exhibit
            4.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

4.22        Secured Promissory Note (Term Note) by the Company in the aggregate principal amount of $8,000,000 payable to the order of Fleet Capital Corporation (incorporated by reference to Exhibit 4.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

4.23        Secured Promissory Note (Acquisition Note) by the Company in the aggregate principal amount of
            $6,000,000 payable to the order of Fleet Capital Corporation (incorporated by reference to Exhibit
            4.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

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


                                                                                                                      PAGE
                                                                                                                     NUMBER
                                                                                                                     ------


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

10.116      Lease Agreement dated as of September 28, 1998 between Capstone Capital Corporation and Havenwyck
            Hospital, Inc. (incorporated by reference to Exhibit 10.116 to the Company's Current Report on
            Form 8-K dated October 9, 1998)


                                                                                                                      PAGE
                                                                                                                     NUMBER
                                                                                                                     ------


10.117      Guaranty of Obligations Pursuant to Lease Agreement described in Exhibit 10.116 above dated as of
            September 28, 1998 by the Company in favor of Capstone Capital Corporation (incorporated by reference to Exhibit 10.117 to the Company's Current Report on Form 8-K dated October 9, 1998)

10.126      Amendment No. 3 to Rights Agreement dated as of October 15, 1998 between the Company and First
            Union National Bank of North Carolina, as Rights Agent (incorporated by reference to Exhibit
            10.126 to the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998)

10.127      Loan and Security Agreement dated as of October 30, 1998 by and among the Company, certain subsidiaries of the Company on the signature pages thereto, Fleet Capital Corporation, as a Lender and as Agent, and the Lenders from time to time party thereto (incorporated by reference to
            Exhibit 10.127 to the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998)

10.128      Subordination Agreement dated October 30, 1998 by and among Holdings Pty., Paul Ramsay Hospitals
            Pty. Limited, Ramsay Holdings HSA Limited and Fleet Capital Corporation, as Agent, and consented to by the Company and certain of its subsidiaries on the signature pages thereto (incorporated by reference to Exhibit 10.128 to the Company's Annual Report on Form 10-K/A for the year ended June
            30, 1998)

10.129      Junior Subordinated Loan and Exchange Agreement dated as of October 30, 1998 by and between
            Holdings Pty. and the Company (incorporated by reference to Exhibit 10.129 to the Company's Annual
            Report on Form 10-K/A for the year ended June 30, 1998)

10.131      First Amendment to Loan and Security Agreement dated as of March 19, 1999 by and among the
            Company, certain subsidiaries of the Company on the signature pages thereto, Fleet Capital
            Corporation, as a Lender and as Agent for the Lenders, and the Lenders from time to time party thereto (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1999)

10.132      Guaranty dated as of March 19, 1999 by and among The Rader Group, Incorporated, Ramsay Youth
            Services Puerto Rico, Inc. in favor of Fleet Capital Corporation, as Lender and Agent for the
            Lenders, and the Lenders from time to time party thereto (incorporated by reference to the
            Company's Transition Report on Form 10-K for the six months ended December 31, 1998)

10.133      Security Agreement dated as of March 19, 1999 by and among The Rader Group, Incorporated, Ramsay
            Youth Services Puerto Rico, Inc. in favor of Fleet Capital Corporation, as Lender and Agent for the Lenders, and the Lenders from time to time party thereto (incorporated by reference to the
            Company's Transition Report on Form 10-K for the six months ended December 31, 1998)

10.134      Pledge Amendment dated as of March 19, 1999 by the Company in favor of Fleet Capital Corporation, as Secured Party (incorporated by reference to the Company's Transition Report on Form 10-K for
            the six months ended December 31, 1998)

10.135      Pledge Agreement dated as of March 19, 1999 by and between Ramsay Educational Services, Inc. in favor of Fleet Capital Corporation, as Agent for the Lenders (incorporated by reference to the
            Company's Transition Report on Form 10-K for the six months ended December 31, 1998)

10.136      First Amendment to Employment Agreement dated December 1, 1998 between the Company and Luis E.
            Lamela (incorporated by reference to the Company's Transition Report on Form 10-K for the six
            months ended December 31, 1998)


                                                                                                                      PAGE
                                                                                                                     NUMBER
                                                                                                                     ------


10.137      First Amendment to Employment Agreement dated December 1, 1998 between the Company and Remberto
            Cibran (incorporated by reference to the Company's Transition Report on Form 10-K for the six
            months ended December 31, 1998)

10.138      Second Amendment to Loan Agreement, Consent and Borrowing Base Change Notice dated as of June 30,
            1999 by and among the Company, certain subsidiaries of the Company and Fleet Capital Corporation, as agent and lender (incorporated by reference to Exhibit 10.138 to the Company's Quarterly Report
            on Form 10-Q for the quarter ended June 30, 1999)

10.139      Third Amendment to Loan and Security Agreement dated as of November 28, 1999 by and among the
            Company, the subsidiaries of the Company and Fleet Capital Corporation as agent and lender
            (incorporated by reference to Exhibit 10.139 to the Company's Annual Report on Form 10-K for the
            year ended December 31, 1999)

10.140      Fourth Amendment to Loan and Security Agreement dated as of January 25, 2000 by and among the
            Company, the subsidiaries of the Company and Fleet Capital Corporation, as agent and lender
            (incorporated by reference to Exhibit 10.140 to the Company's Annual Report on Form 10-K for the
            year ended December 31, 1999)

10.141      Subordinated Note and Warrant Purchase Agreement dated as of January 25, 2000 by and among the
            Company, the subsidiaries of the Company as Guarantors and SunTrust Banks, Inc. as the Purchaser
            (incorporated by reference to Exhibit 10.141 to the Company's Annual Report on Form 10-K for the
            year ended December 31, 1999)

10.142      Registration Rights Agreement dated as of January 25, 2000 by and between the Company and SunTrust
            Banks, Inc. (incorporated by reference to Exhibit 10.142 to the Company's Annual Report on Form
            10-K for the year ended December 31, 1999)

10.143      Ramsay Youth Services, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.143 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

10.144      Fifth Amendment to Loan and Security Agreement dated as of June 19, 2000 by and among the Company, the subsidiaries of the Company and Fleet Capital Corporation, as agent and lender. Pursuant to
            Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request (incorporated by reference to Exhibit 10.144 to the
            Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.145      Amended and Restated Subordinated Note and Warrant Purchase Agreement dated as of June 19, 2000 by and among the Company, the subsidiaries of the Company as Guarantors and SunTrust Banks, Inc., and
            ING (U.S.) Capital, LLC as Purchasers (incorporated by reference to Exhibit 10.145 to the
            Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.146      Sixth Amendment to Loan and Security Agreement dated as of August 4, 2000 by and among the
            Company, the subsidiaries of the Company and Fleet Capital Corporation, as agent and lender
            (incorporated by reference to Exhibit 10.146 to the Company's Quarterly Report on Form 10-Q for
            the quarter ended June 30, 2000)

10.147      Ramsay Youth Services, Inc. 1999 Employee Stock Purchase Plan (incorporated by reference to
            Exhibit 4.3 to the Company's Registration Statement on Form S-8 dated September 22, 2000)


                                                                                                                      PAGE
                                                                                                                     NUMBER
                                                                                                                     ------


10.148      First Amendment to Amended and Restated Subordinated Note and Warrant Purchase Agreement and First
            Amendment to Amended and Restate Subordination Agreement dated as of July 31, 2000 by and among the Company, the subsidiaries of the Company listed on the signature pages hereto, as Guarantors,
            SunTrust Banks, Inc., and ING (U.S.) Capital, LLC as Purchasers and Fleet Capital Corporation
            (incorporated by reference to Exhibit 10.148 to the Company's Annual Report on Form 10-K for the
            year ended December 31, 2000)

10.149      Seventh Amendment to Loan and Security Agreement dated as of March 31, 2001 by and among the
            Company, the subsidiaries of the Company and Fleet Capital Corporation, as agent and lender
            (incorporated by reference to Exhibit 10.149 to the Company's Quarterly Report on Form 10-Q for
            the quarter ended March 31, 2001)

10.150      Second Amendment to Amended and Restated Subordinated Note and Warrant Purchase Agreement and
            First Amendment to Amended and Restated Subordination Agreement dated as of April 16, 2001 by and among the Company, the subsidiaries of the Company listed on the signature pages hereto, as
            Guarantors, SunTrust Banks, Inc., and ING (U.S.) Capital, LLC as Purchasers (incorporated by reference to Exhibit 10.150 to the Company's Quarterly Report on Form 10-Q for the quarter ended
            March 31, 2001)

10.151      Third Amendment to Amended and Restated Subordinated Note and Warrant Purchase Agreement and
            Second Amendment to Amended and Restated Subordination Agreement dated as of February 25, 2002 by and among the Company, the subsidiaries of the Company listed on the signature pages hereto, as
            Guarantors, SunTrust Banks, Inc., and ING (U.S.) Capital, LLC as Purchasers and Fleet Capital
            Corporation

10.152      Eighth Amendment to Loan and Security Agreement dated as of February 25, 2002 by and among the
            Company, the subsidiaries of the Company and Fleet Capital Corporation, as agent and lender

11          Computation of Net Income (Loss) Per Share

21          Subsidiaries of the Company

23.1        Independent Auditors' Consent


Copies of exhibits filed with this Annual Report on Form 10-K or incorporated herein by reference do not accompany copies hereof for distribution to stockholders of the Company. The Company will furnish a copy of such exhibits to any stockholder requesting it.