Form 10-Q
period 2002-03-31
RAMSAY YOUTH SERVICES INC
filed 2002-05-15
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

         The number of shares of the Registrant's Common Stock issued as of May 3, 2002 follows:

         Common Stock, par value $0.01 per share - 9,272,145 shares

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                                                   PAGE
                                                                                                   ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)......................................................       1

Condensed Consolidated Balance Sheets - March 31, 2002 and
         December 31, 2001.....................................................................       1

Condensed Consolidated Statements of Operations - Quarters
         Ended March 31, 2002 and 2001.........................................................       3

Condensed Consolidated Statements of Cash Flows - Quarters Ended
         March 31, 2002 and 2001...............................................................       4

Notes to Condensed Consolidated Financial Statements - March 31, 2002..........................       5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................................       9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................      15


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................................      15

Item 2.  Changes in Securities and Use of Proceeds.............................................      15

Item 3.  Defaults upon Senior Securities.......................................................      15

Item 4.  Submission of Matters to a Vote of Securities Holders.................................      15

Item 5.  Other Information.....................................................................      15

SIGNATURES.....................................................................................      16


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                           MARCH 31,         DECEMBER 31,
                                                                             2002              2001
                                                                         ------------         ------------

ASSETS

Current assets
   Cash and cash equivalents ....................................        $    643,000         $    752,000
   Accounts receivable, less allowances for doubtful accounts of
     $2,356,000 and $1,934,000 at March 31, 2002 and December 31,
     2001, respectively .........................................          25,450,000           23,307,000
   Other current assets .........................................           6,284,000            6,091,000
                                                                         ------------         ------------
     Total current assets .......................................          32,377,000           30,150,000


Other assets
   Cash held in trust ...........................................           1,021,000            1,021,000
   Cost in excess of net asset value of purchased businesses, net           2,232,000            2,232,000
   Unamortized loan costs, net ..................................           1,026,000            1,077,000
                                                                         ------------         ------------
     Total other assets .........................................           4,279,000            4,330,000


Property and equipment
   Land .........................................................           4,642,000            4,659,000
   Buildings and improvements ...................................          37,968,000           37,829,000
   Equipment, furniture and fixtures ............................          12,995,000           12,580,000
                                                                         ------------         ------------
                                                                           55,605,000           55,068,000

   Less accumulated depreciation ................................         (21,102,000)         (20,537,000)
                                                                         ------------         ------------
                                                                           34,503,000           34,531,000
                                                                         ------------         ------------

                                                                         $ 71,159,000         $ 69,011,000
                                                                         ============         ============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                         MARCH 31,           DECEMBER 31,
                                                                                           2002                 2001
                                                                                      -------------         -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable ..........................................................        $   5,551,000         $   5,604,000
   Accrued and other liabilities .............................................            8,633,000             6,366,000
   Amounts due to third-party contractual agencies ...........................            1,574,000             1,709,000
   Current portion of long-term debt .........................................            2,971,000             3,372,000
                                                                                      -------------         -------------
     Total current liabilities ...............................................           18,729,000            17,051,000

Noncurrent liabilities
   Other accrued liabilities .................................................            4,116,000             4,129,000
   Long-term debt, less current portion ......................................           22,387,000            23,506,000
                                                                                      -------------         -------------
     Total liabilities .......................................................           45,232,000            44,686,000
                                                                                      -------------         -------------

Commitments and contingencies

Stockholders' equity
   Common stock $.01 par value--authorized 30,000,000 shares; issued 9,465,995 shares at March 31, 2002 and 9,445,449
     shares at December 31, 2001 .............................................               95,000                94,000
   Additional paid-in capital ................................................          127,078,000           127,047,000
   Accumulated deficit .......................................................          (97,347,000)          (98,917,000)
   Treasury stock - 193,850 common shares at March 31, 2002 and
     December 31, 2001, at cost ..............................................           (3,899,000)           (3,899,000)
                                                                                      -------------         -------------
           Total stockholders' equity ........................................           25,927,000            24,325,000
                                                                                      -------------         -------------
                                                                                      $  71,159,000         $  69,011,000
                                                                                      =============         =============



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                QUARTER ENDED MARCH 31,
                                                             ------------------------------
                                                                 2002               2001
                                                             -----------        -----------
Revenues ............................................        $35,831,000        $31,789,000

Operating Expenses:
   Salaries, wages and benefits .....................         22,196,000         19,827,000
   Other operating expenses .........................          9,692,000          8,992,000
   Provision for doubtful accounts ..................            720,000            832,000
   Depreciation and amortization ....................            625,000            593,000
    Asset impairment charges ........................            125,000                 --
                                                             -----------        -----------
Total operating expenses ............................         33,358,000         30,244,000
                                                             -----------        -----------

Income from operations ..............................          2,473,000          1,545,000

Non-operating expenses:
   Interest and other financing charges, net ........            690,000            985,000
                                                             -----------        -----------
     Total non-operating expenses, net ..............            690,000            985,000

Income before income taxes ..........................          1,783,000            560,000

Provision for income taxes ..........................            214,000            176,000
                                                             -----------        -----------

Net income ..........................................        $ 1,569,000        $   384,000
                                                             ===========        ===========
Income attributable to common stockholders ..........        $ 1,569,000        $   384,000
                                                             ===========        ===========
Income per common share:
   Basic ............................................        $      0.17        $      0.04
                                                             ===========        ===========
   Diluted ..........................................        $      0.14        $      0.04
                                                             ===========        ===========

Weighted average number of common shares outstanding:
   Basic ............................................          9,264,000          8,929,000
                                                             ===========        ===========
   Diluted ..........................................         11,390,000          8,929,000
                                                             ===========        ===========



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                         QUARTER ENDED MARCH 31,
                                                                      -------------------------------
                                                                          2002                2001
                                                                      -----------         -----------

Cash flows from operating activities:
   Net income ................................................        $ 1,569,000         $   384,000
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation ............................................            625,000             546,000
     Amortization, including loan costs ......................            134,000             236,000
     Provision for doubtful accounts .........................            720,000             832,000
     Asset impairment charges ................................            125,000                  --
     Change in operating assets and liabilities:
       Accounts receivable ...................................         (2,863,000)         (2,008,000)
       Other current assets ..................................           (194,000)           (261,000)
       Accounts payable ......................................            (51,000)           (455,000)
       Accrued and other liabilities .........................          2,254,000           1,177,000
       Amounts due to third-party contractual agencies .......           (135,000)            198,000
                                                                      -----------         -----------
         Total adjustments ...................................            615,000             265,000
                                                                      -----------         -----------
           Net cash provided by operating activities .........          2,184,000             649,000
                                                                      -----------         -----------
Cash flows from investing activities:
   Net proceeds from the sale of assets ......................            155,000                  --
   Increase in net assets held for sale ......................                 --              (2,000)
   Expenditures for property and equipment ...................           (876,000)           (566,000)
   Increase in cash held in trust ............................                 --              30,000
                                                                      -----------         -----------
           Net cash used in investing activities .............           (721,000)           (538,000)
                                                                      -----------         -----------
Cash flows from financing activities:
   Loan costs ................................................            (53,000)             (2,000)
   Proceeds from issuance of debt and warrants ...............          1,500,000              89,000
   Payments on debt ..........................................         (3,050,000)           (676,000)
   Net proceeds from exercise of options and stock purchases .             44,000              14,000
   Registration costs ........................................            (13,000)                 --
                                                                      -----------         -----------
           Net cash used in financing activities .............         (1,572,000)           (575,000)
                                                                      -----------         -----------
Net decrease in cash and cash equivalents ....................           (109,000)           (464,000)
Cash and cash equivalents at beginning of period .............            752,000           1,539,000
                                                                      -----------         -----------
Cash and cash equivalents at end of period ...................        $   643,000         $ 1,075,000
                                                                      ===========         ===========


Cash paid during the period for:
   Interest ..................................................        $   595,000         $   813,000
                                                                      ===========         ===========
   Income taxes ..............................................        $    40,000         $   211,000
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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are, unless otherwise discussed in this report, of a normal recurring nature and have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, estimates of revenue to be received from government and other contract reimbursement programs, self-insurance reserves, and estimates related to allocating purchase price to assets and liabilities for prior or future acquisitions. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2.  ASSET SALES AND CLOSED BUSINESSES

         As of December 31, 2000, the assets relating to the Company's facility in Palm Bay, Florida were reflected as assets held for sale in the accompanying balance sheets. On May 15, 2001, the Company sold the facility for $2,300,000. Proceeds from the sale included a $500,000 cash payment at closing and a $1,800,000, 8% promissory note, due and payable on June 30, 2003. During the year ended December 31, 2001, the Company agreed to accept a discount of $130,000 for the full payment of the promissory note and accrued interest. The promissory note, included in other current assets, is expected to be repaid on or before December 31, 2002.

NOTE 3.  LONG-TERM DEBT

         The Company's long-term debt is as follows:

                                                                   MARCH 31,      DECEMBER 31,
                                                                      2002           2001
                                                                  -----------     -----------
         Variable rate Term Loan, due October 30, 2003 ......     $ 8,915,000     $ 8,134,000
         Revolver, due October 30, 2003 .....................       5,256,000       7,503,000
         Acquisition Loan, due October 30, 2003 .............       1,771,000       1,849,000
         Subordinated Note (net of discount of $328,000), due
            January 24, 2007 ................................       4,672,000       4,660,000
         Subordinated Note (net of discount of $341,000), due
            January 24, 2007 ................................       4,659,000       4,640,000
         Other ..............................................          85,000          92,000
                                                                  -----------     -----------
                                                                   25,358,000      26,878,000
         Less current portion ...............................       2,971,000       3,372,000
                                                                  -----------     -----------
                                                                  $22,387,000     $23,506,000
                                                                  ===========     ===========

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The Company's amended senior credit facility (the "Senior Credit Facility") consists of a term loan (the "Term Loan") payable in monthly installments ranging from $83,000 to $302,000 with a final installment of $3,600,000 due on October 30, 2003 and a revolving credit facility (the "Revolver") for an amount up to the lesser of $15,000,000 or the borrowing base of the Company's receivables (as defined in the agreement).

         During the twelve months ended December 31, 2001, the Company exceeded the capital expenditure limitation in the Senior Credit Facility. On February 25, 2002, the Company's lender agreed to amend the Senior Credit Facility, retroactive to December 31, 2001, to provide for among other items: (i) an increase in the permitted capital expenditures, (ii) a $3.0 million increase in the revolving credit loan commitment, and (iii) a $1.5 million additional advance on the term loan. At March 31, 2002, the Company was in compliance with all covenants stipulated in the Senior Credit Facility.

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

NOTE 4.  EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                        QUARTER ENDED MARCH 31,
                                                                                       ---------------------------
                                                                                            2002           2001
                                                                                        -----------     ----------
                                                                                                (unaudited)
         Numerator:
            Numerator for basic earnings per share -
              income attributable to common stockholders ..........................     $ 1,569,000     $  384,000
                                                                                        ===========     ==========

         Denominator:
            Denominator for basic earnings per share -
              weighted-average shares .............................................       9,264,000      8,929,000

            Effect of dilutive securities:
              Stock options and warrants ..........................................       2,126,000             --
                                                                                        -----------     ----------
            Dilutive potential common shares ......................................       2,126,000             --
                                                                                        -----------     ----------
              Denominator for diluted earnings per share -
                adjusted weighted-average shares and
                assumed conversions ...............................................      11,390,000      8,929,000
                                                                                        ===========     ==========

         Basic earnings per share .................................................     $      0.17     $     0.04
                                                                                        ===========     ==========

         Diluted earnings per share ...............................................     $      0.14     $     0.04
                                                                                        ===========     ==========

         For the quarter ended March 31, 2002 and 2001, options and warrants totalling 591,781 and 1,792,947 respectively, were excluded from the above computation because their effect would be antidilutive.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5.  SEGMENT INFORMATION

         The Company is a provider and manager of mental health, substance abuse and behavioral health programs and services in residential and non-residential settings in ten states and the Commonwealth of Puerto Rico. During the quarter ended June 30, 2001, the Company refined its segment definitions to more appropriately reflect its business operations and management responsibilities. The primary change from the segment information originally presented as of March 31, 2001 consists of a change in the names of the segments and the classification of certain items within the segments. Accordingly, the corresponding information for earlier periods has been reclassified to reflect the new reportable business segments, owned operations and management contract operations.

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

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                              QUARTER ENDED MARCH 31,
                                                          -------------------------------
                                                                2002              2001
                                                           ------------      ------------
         SEGMENT REVENUE
            Owned operations .........................     $ 28,925,000      $ 25,323,000
            Management contracts .....................        6,906,000         6,466,000
                                                           ------------      ------------
         Total consolidated revenues .................     $ 35,831,000      $ 31,789,000
                                                           ============      ============

         SEGMENT DEPRECIATION AND AMORTIZATION
           Owned operations ..........................     $    565,000      $    528,000
           Management contracts ......................           32,000            28,000
                                                           ------------      ------------
                                                                597,000           556,000

         Reconciling items
            Corporate depreciation and amortization ..           28,000            37,000
                                                           ------------      ------------
         Total consolidated depreciation and
           amortization ..............................     $    625,000      $    593,000
                                                           ============      ============

         Segment profit
           Owned operations ..........................     $  3,308,000      $  2,587,000
           Management contracts ......................          585,000           559,000
                                                           ------------      ------------
                                                              3,893,000         3,146,000

         Reconciling items
            Corporate expenses .......................       (1,295,000)       (1,601,000)
            Asset impairment charges .................         (125,000)               --
            Interest and other financing charges .....         (690,000)         (985,000)
                                                           ------------      ------------
         Total consolidated income before income taxes     $  1,783,000      $    560,000
                                                           ============      ============

         Segment capital expenses
           Owned operations ..........................     $    718,000      $    451,000
           Management contracts ......................          107,000            85,000
                                                           ------------      ------------
                                                                825,000           536,000

         Reconciling items
            Corporate assets .........................           51,000            28,000
            Assets held for sale .....................               --             2,000
                                                           ------------      ------------
         Total consolidated capital expenditures .....     $    876,000      $    566,000
                                                           ============      ============


                                                                    YEAR ENDED
                                                         ------------------------------------
                                                          March 31, 2002   December 31, 2001
                                                         ---------------  -------------------

         SEGMENT ASSETS
           Owned operations ..........................     $ 61,976,000      $ 57,893,000
            Management contracts .....................        6,837,000         6,729,000
                                                           ------------      ------------
         Total segment assets ........................       68,813,000        64,622,000

         Reconciling items
            Corporate assets .........................        2,346,000         4,389,000
                                                           ------------      ------------
         Total consolidated assets ...................     $ 71,159,000      $ 69,011,000
                                                           ============      ============





NOTE 6.  ACCOUNTS RECEIVABLE

         The Company has experienced delays in the collection of receivables from its contracts in Puerto Rico. As of March 31, 2002, the Company had approximately $4.3 million in outstanding receivables due from its contracts in Puerto Rico, of which approximately $1.6 million was over 120 days past due. Reserves against outstanding Puerto Rico receivables were $1.2 million as of March 31, 2002. As of May 3, 2002 the Company had collected approximately $0.7 million of the March 31, 2002 outstanding receivable balance, all of which related to receivables under 120 days past due. The Company and its advisors are in active discussions with the Government of Puerto Rico with respect to the payment of the outstanding receivables. The Company believes that it has fully performed its obligations under the Puerto Rico contracts and is entitled to receive payment of these receivables in full. Although the Company has been

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


advised by its legal counsel that the net receivables due on the Puerto Rico contracts are collectable, there can be no assurances that future transactions or events will not result in the need for additional reserves for these accounts receivable. If the Company were to record additional reserves, it would adversely affect earnings in the period in which the reserves are recorded.

NOTE 7.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of fiscal year 2002. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease. Under this Statement, initial testing of goodwill must be conducted within six month of adoption and completed by the end of 2002. The Company has adopted this Statement but has not yet completed the testing of goodwill and accordingly, cannot estimate the full impact of this Statement on the Company's results of operations. The Company recorded amortization of goodwill expense of $52,000 for the quarter ended March 31, 2001.

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

         IN CONNECTION WITH THE "SAFE-HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE COMPANY NOTES THAT THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS ABOUT THE COMPANY. THE COMPANY IS HEREBY SETTING FORTH CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN ANY FORWARD-LOOKING STATEMENTS OR INFORMATION MADE BY OR ON BEHALF OF OR CONCERNING THE COMPANY. THESE FACTORS ARE SET FORTH IN THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001, AND INCLUDE (I) ACCELERATING CHANGES OCCURRING IN THE BEHAVIORAL HEALTHCARE AND AT-RISK YOUTH INDUSTRY, INCLUDING COMPETITION FROM CONSOLIDATING AND INTEGRATED PROVIDER SYSTEMS AND LIMITATIONS ON REIMBURSEMENT RATES, (II) FEDERAL AND STATE GOVERNMENTAL BUDGETARY CONSTRAINTS WHICH COULD HAVE THE EFFECT OF LIMITING THE AMOUNT OF FUNDS AVAILABLE TO SUPPORT GOVERNMENTAL PROGRAMS, (III) STATUTORY, REGULATORY AND ADMINISTRATIVE CHANGES OR INTERPRETATIONS OF EXISTING STATUTORY AND REGULATORY PROVISIONS AFFECTING THE CONDUCT OF THE COMPANY'S BUSINESS AND AFFECTING CURRENT AND PRIOR REIMBURSEMENT FOR THE COMPANY'S SERVICES AND (IV) UNCERTAINTIES REGARDING ISSUES IN THE PUERTO RICO MARKET SERVICED BY THE COMPANY. THERE CAN BE NO ASSURANCE THAT ANY ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. AS A RESULT OF THE FACTORS IDENTIFIED ABOVE AND INCLUDING ANY OTHER FACTORS, THE COMPANY'S ACTUAL RESULTS OR FINANCIAL OR OTHER CONDITION COULD VARY SIGNIFICANTLY FROM THE PERFORMANCE OR EXPECTATION SET FORTH IN ANY FORWARD-LOOKING STATEMENTS OR INFORMATION. THE COMPANY UNDERTAKES NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

                              RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001

OWNED OPERATIONS SEGMENT

         The following tables state for the periods indicated the results of our owned operations in dollar and percentage of revenue terms (dollars in thousands):


                                                            QUARTER ENDED MARCH 31,
                                                --------------------------------------------
                                                        2002                   2001
                                                -------------------      -------------------
         Revenues .........................     $28,925       100.0%     $25,323       100.0%

         Expenses:
            Salaries, wages and benefits ..      16,931        58.5%      14,738        58.2%
            Other operating expenses ......       7,609        26.3%       6,757        26.7%
            Provision for doubtful accounts         512         1.8%         713         2.8%
            Depreciation and amortization .         565         2.0%         528         2.1%
                                                -------     -------      -------     -------
              Total operating expenses ....      25,617        88.6%      22,736        89.8%
                                                -------     -------      -------     -------
         Income from operations ...........     $ 3,308        11.4%     $ 2,587        10.2%
                                                =======     =======      =======     =======

         Revenues increased by 14.2%, or $3.6 million, to $28.9 million in 2002 compared to $25.3 million in 2001. Approximately $3.2 million of the increase in revenues is due to facility expansions and new programs which increased resident days at the Company's owned operations facilities by 16.8% from 86,110 days in 2002 to 73,713 days in 2001. The remaining increase in revenues of $.04 million is primarily a result of new behavioral and mental health services rendered by the Company at its facilities.

         Salaries, wages and benefits were $16.9 million, or 58.5% of revenues in 2002, compared to $14.7 million, or 58.2% of revenues in 2001. Salaries, wages and benefits did not fluctuate significantly as a percentage of revenue when compared to the same period in the prior year.

         Other operating expenses were $7.6 million or 26.3% of revenues in 2002, compared to $6.8 million, or 26.7% of revenues in 2001. Other operating expenses did not fluctuate significantly as a percentage of revenue when compared to the same period in the prior year.

         The provision for doubtful accounts was $0.5 million or 1.8% of revenues in 2002, compared to $0.7 million, or 2.8% of revenues in 2001. The decrease of provision for doubtful accounts as a percentage of revenues is due to the recording of reserves in 2001 related to financial difficulties experienced by one of the Company's former referral sources to its Nevada, Missouri facility.

         Depreciation and amortization was $0.6 million or 2.0% of revenues for the quarter ended March 31, 2002, compared to $0.5 million, or 2.1% of revenues for the quarter ended March 31, 2001. Depreciation and amortization did not fluctuate significantly as a percentage of revenue when compared to same period in the prior year.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


MANAGEMENT CONTRACT SEGMENT

         The following tables state for the periods indicated the results of our management contract operations in dollar and percentage of revenue terms (dollars in thousands):

                                                            QUARTER ENDED MARCH 31,
                                               ---------------------------------------------------
                                                         2002                      2001
                                               ------------------------- -------------------------

Revenues..................................         $6,906      100.0%        $6,466      100.0%

Expenses:
   Salaries, wages and benefits...........          4,664       67.5%         4,309       66.7%
   Other operating expenses...............          1,417       20.5%         1,451       22.5%
   Provision for doubtful accounts........            208        3.0%           119        1.8%
   Depreciation and amortization..........             32        0.5%            28        0.4%
                                               ------------ ------------ ------------ ------------
     Total operating expenses.............          6,321       91.5%         5,907       91.4%
                                               ------------ ------------ ------------ ------------
Income from operations....................           $585        8.5%          $559        8.6%
                                               ============ ============ ============ ============

         Revenues increased by 6.8%, or $0.4 million, to $6.9 million in 2002 compared to $6.5 million in 2001. The increase in revenues is primarily due to three new contracts in Florida which increased revenues by $1.1 million, offset by the termination of one contract in the Puerto Rico market which decreased revenues by $0.7 million.

         Salaries, wages and benefits were $4.7 million or 67.5% of revenue in 2002 compared to $4.3 million or 66.7% of revenue in 2001. The increase in salary, wages and benefits as a percentage of revenue is primarily a result of training and related employee expenses associated with the new Florida programs.

         Other operating expenses were $1.4 million or 20.5% of revenue in 2002 to $1.5 million or 22.5% of revenue in 2001. The decrease in other operating expenses as a percentage of revenue is due to the increase in revenues provided by the previously mentioned new contracts in the Florida market.

         Fluctuations in the provision for doubtful accounts relate primarily to the Company's management contracts in Puerto Rico. During the quarter ended March 31, 2002, the Company recorded $0.2 million in the provision for doubtful accounts relating to its Puerto Rico contracts.

         Depreciation and amortization was 0.5% of revenue in 2002 compared to 0.4% of revenue in 2001. Depreciation and amortization did not fluctuate significantly as a percentage of revenue when compared to same period in the prior year.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


CORPORATE AND OTHER

         The following tables state for the periods indicated total revenues and corporate office expenses in dollar and percentage of revenue terms (dollars in thousands):


                                                            QUARTER ENDED MARCH 31,
                                               ---------------------------------------------------
                                                         2002                      2001
                                               ------------------------- -------------------------
Revenues:
   Owned operations.......................        $28,925                   $25,323
   Management contracts...................          6,906                     6,466
                                               ------------              ------------
     Total revenues.......................        $35,831        100.0%     $31,789        100.0%

Expenses:
   Salaries, wages and benefits...........            601          1.7%         780          2.5%
   Other operating expenses...............            666          1.9%         784          2.5%
   Depreciation and amortization..........             28          0.1%          37          0.1%
   Interest and other financing charges...            690          1.9%         985          3.1%
    Asset impairment charges..............            125          0.3%          --          0.0%
   Provision for income taxes.............            214          0.6%         176          0.6%

         Corporate office salaries, wages and benefits were $0.6 million or 1.7% of total consolidated revenues in 2002, compared to $0.8 million or 2.5% of total consolidated revenues in 2001. The decrease as a percentage of total consolidated revenues is primarily due to the increase in total consolidated revenues of $4.0 million during the quarter and the elimination of five corporate positions during 2001.

         Corporate office other operating expenses were $0.7 million or 1.9% of total consolidated revenues in 2002, compared to $0.8 million or 2.5% of total consolidated revenues in 2001. The decrease as a percentage of total consolidated revenues is primarily due to the increase in total consolidated revenues of $4.0 million during the quarter.

         Corporate office depreciation and amortization was $0.03 million or 0.1% of total consolidated revenues in 2002, compared to $0.04 million or 0.1% of total consolidated revenues in 2001. Depreciation and amortization did not fluctuate significantly as a percentage of total consolidated revenues between periods.

         Interest and other financing charges decreased from $0.7 million or 1.9% of total consolidated revenues in 2002 to $1.0 million or 3.1% of total consolidated revenues in 2001. The decrease in interest and other financing charges is primarily attributable to a decrease in the variable interest rate charged on the Company's Senior Credit Facility.

         For both periods presented, the provision for income taxes was recorded at an effective tax rate significantly less than the statutory tax rate due to the Company's significant net operating loss carryovers.

                          CRITICAL ACCOUNTING POLICIES

         A discussion of the Company's critical accounting policies is contained in the Company's Form 10-K for December 31, 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002 and December 31, 2001, the Company had $13.6 million and $13.1 million, respectively, in working capital and $0.6 million and $0.8 million, respectively, in cash and cash equivalents. The Company's principal

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


sources of liquidity as of March 31, 2002 and December 31, 2001 consisted primarily of the aforementioned cash and cash equivalents and accounts receivable of $25.5 million and $23.3 million, respectively.

         Net cash provided by operating activities increased from $0.6 million during the quarter ended March 31, 2001 to $2.2 million during the quarter ended March 31, 2002. The increase in cash provided by operating activities was primarily attributable to the $1.2 million increase in net income.

         Cash used in investing activities was approximately $0.7 million for the quarter ended March 31, 2002. Investing activities during the quarter ended March 31, 2002 consisted primarily of $0.9 million in capital expenditures, offset by approximately $.2 million in proceeds from the sale of certain assets.

         Net cash used in financing activities was approximately $1.6 million for the quarter ended March 31, 2002. Financing activities during the quarter ended March 31, 2002 consisted primarily a $1.5 million additional term loan advance from the Company's Senior creditors offset by approximately $3.1 million in principal repayments on the term loan and reductions in the revolving credit facility.

         The Company has experienced delays in the collection of receivables from its contracts in Puerto Rico. As of March 31, 2002, the Company had approximately $4.3 million in outstanding receivables due from its contracts in Puerto Rico, of which approximately $1.6 million was over 120 days past due. Reserves against outstanding Puerto Rico receivables were $1.2 million as of March 31, 2002. As of May 3, 2002 the Company had collected approximately $0.7 million of the March 31, 2002 outstanding receivable balance, all of which related to receivables under 120 days past due. The Company and its advisors are in active discussions with the Government of Puerto Rico with respect to the payment of the outstanding receivables. The Company believes that it has fully performed its obligations under the Puerto Rico contracts and is entitled to receive payment of these receivables in full. Although the Company has been advised by its legal counsel that the net receivables due on the Puerto Rico contracts are collectable, there can be no assurances that future transactions or events will not result in the need for additional reserves for these accounts receivable. If the Company were to record additional reserves, it would adversely affect earnings in the period in which the reserves are recorded.

         The Government of Puerto Rico has informed the Company that, as a result of budgetary constraints, it will cancel various contracts with private sector providers. In connection therewith, on December 15, 2001, the Company's contract to provide mental health and substance abuse services to juveniles in Puerto Rico was cancelled. In addition, on April 16, 2002, the Company and the Government of Puerto Rico agreed to the cancellation of the Company's contract to provide a 20-bed specialized mental health treatment program for youth referred by the Mental Health and Anti-Addiction Services Administration of Puerto Rico. Total revenues and operating income from these contracts during the year ended December 31, 2001 were $3.9 million and $0.1 million, respectively.

         Management of the Company believes that it can meet its current cash requirements and future identifiable needs with internally generated funds from operations and funds available under its Senior Credit Facility. However, if the Company should need to obtain liquidity through other sources of debt or equity, the following factors, in addition to the risk factors discussed in the Company's Form 10-K for December 31, 2001, should be considered:

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

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES


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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is party to certain claims, suits and complaints, whether arising from the acts or omissions of its employees, providers or others, which arise in the ordinary course of business. The Company has established reserves at March 31, 2002 for the estimated amounts which might be recovered from the Company as a result of all outstanding legal proceedings. In the opinion of management, the ultimate resolution of these pending legal proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

         (a)      Exhibits

                  The Exhibits required to be filed as part of this Quarterly Report on Form 10-Q are as follows:

                  None.

         (b)      Current Reports on Form 8-K

                  The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 2002.

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



Date:  May 9, 2002