Form 10-Q
period 2002-06-30
RAMSAY YOUTH SERVICES INC
filed 2002-08-12
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-13849


                           RAMSAY YOUTH SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                                       63-0857352
--------------------------------------------------------------      ------------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)


               COLUMBUS CENTER
        ONE ALHAMBRA PLAZA, SUITE 750
            CORAL GABLES, FLORIDA                                                   33134
--------------------------------------------------------------      ------------------------------------
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

         The number of shares of the Registrant's Common Stock outstanding as of August 2, 2002, follows:


         Common Stock, par value $0.01 per share - 9,272,145 shares

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



                                                                                                   PAGE
                                                                                                   ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)......................................................      1

         Condensed Consolidated Balance Sheets - June 30, 2002 and
         December 31, 2001.....................................................................      1

         Condensed Consolidated Statements of Operations - Quarter and Six Months
         ended June 30, 2002 and 2001..........................................................      3

         Condensed Consolidated Statements of Cash Flows - Six Months ended
         June 30, 2002 and 2001................................................................      4

         Notes to Condensed Consolidated Financial Statements - June 30, 2002..................      5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................................     11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................     20


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................................     21

Item 2.  Changes in Securities and Use of Proceeds.............................................     21

Item 3.  Defaults upon Senior Securities.......................................................     21

Item 4.  Submission of Matters to a Vote of Securities Holders.................................     21

Item 5.  Other Information.....................................................................     21

Item 6.  Exhibits and Reports on Form 8-K......................................................     21

SIGNATURES.....................................................................................     22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                        JUNE 30,        DECEMBER 31,
                                                                          2002             2001
                                                                       -----------      -----------

ASSETS

Current assets
   Cash and cash equivalents ....................................      $ 1,118,000      $   752,000
   Accounts receivable, less allowances for doubtful accounts of
     $2,453,000 and $1,934,000 at June 30, 2002 and December 31,
     2001, respectively .........................................       24,808,000       23,307,000
   Other current assets .........................................        5,795,000        6,091,000
                                                                       -----------      -----------
     Total current assets .......................................       31,721,000       30,150,000


Other assets
   Cash held in trust ...........................................        1,021,000        1,021,000
   Cost in excess of net asset value of purchased businesses, net        2,232,000        2,232,000
   Unamortized loan costs, net ..................................          934,000        1,077,000
   Deferred tax asset ...........................................        7,390,000               --
                                                                       -----------      -----------
     Total other assets .........................................       11,577,000        4,330,000


Property and equipment
   Land .........................................................        4,635,000        4,659,000
   Buildings and improvements ...................................       38,396,000       37,829,000
   Equipment, furniture and fixtures ............................       13,078,000       12,580,000
                                                                       -----------      -----------
                                                                        56,109,000       55,068,000

   Less accumulated depreciation ................................       21,673,000       20,537,000
                                                                       -----------      -----------
                                                                        34,436,000       34,531,000
                                                                       -----------      -----------
                                                                       $77,734,000      $69,011,000
                                                                       ===========      ===========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                      JUNE 30,          DECEMBER 31,
                                                                       2002               2001
                                                                   -------------       -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable .........................................      $   6,288,000       $   5,604,000
   Accrued and other liabilities ............................          6,968,000           6,366,000
   Amounts due to third-party contractual agencies ..........          1,080,000           1,709,000
   Current portion of long-term debt ........................          3,709,000           3,372,000
                                                                   -------------       -------------
     Total current liabilities ..............................         18,045,000          17,051,000

Noncurrent liabilities
   Other accrued liabilities ................................          4,415,000           4,129,000
   Long-term debt, less current portion .....................         20,084,000          23,506,000
                                                                   -------------       -------------
     Total liabilities ......................................         42,544,000          44,686,000
                                                                   -------------       -------------

Commitments and contingencies

Stockholders' equity

   Common stock $.01 par value--authorized 30,000,000 shares;
     issued 9,465,995 shares at June 30, 2002 and 9,445,449
     shares at December 31, 2001 ............................             95,000              94,000
   Additional paid-in capital ...............................        127,078,000         127,047,000
   Accumulated deficit ......................................        (88,084,000)        (98,917,000)
   Treasury stock--193,850 common shares at June 30, 2002 and
     December 31, 2001, at cost .............................         (3,899,000)         (3,899,000)
                                                                   -------------       -------------
           Total stockholders' equity .......................         35,190,000          24,325,000
                                                                   -------------       -------------

                                                                   $  77,734,000       $  69,011,000
                                                                   =============       =============



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               QUARTER ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                           -------------------------------      -------------------------------
                                                               2002               2001              2002               2001
                                                           ------------       ------------      ------------       ------------
Revenues ............................................      $ 36,709,000       $ 33,840,000      $ 72,540,000       $ 65,629,000

Operating Expenses:
   Salaries, wages and benefits .....................        22,839,000         20,736,000        45,035,000         40,563,000
   Other operating expenses .........................         9,853,000          9,638,000        19,545,000         18,630,000
   Provision for doubtful accounts ..................           718,000          1,087,000         1,438,000          1,919,000
   Depreciation and amortization ....................           624,000            592,000         1,249,000          1,185,000
   Asset impairment charges .........................                --                 --           125,000                 --
                                                           ------------       ------------      ------------       ------------
Total operating expenses ............................        34,034,000         32,053,000        67,392,000         62,297,000
                                                           ------------       ------------      ------------       ------------

Income from operations ..............................         2,675,000          1,787,000         5,148,000          3,332,000

Non-operating expenses:
   Interest and other financing charges, net ........           605,000            866,000         1,295,000          1,851,000
                                                           ------------       ------------      ------------       ------------
     Total non-operating expenses, net ..............           605,000            866,000         1,295,000          1,851,000

Income before income taxes ..........................         2,070,000            921,000         3,853,000          1,481,000

(Benefit) provision for income taxes ................        (7,192,000)           125,000        (6,978,000)           301,000
                                                           ------------       ------------      ------------       ------------

Net income ..........................................      $  9,262,000       $    796,000      $ 10,831,000       $  1,180,000
                                                           ============       ============      ============       ============

Income attributable to common stockholders ..........      $  9,262,000       $    796,000      $ 10,831,000       $  1,180,000
                                                           ============       ============      ============       ============
Income per common share:
   Basic ............................................      $       1.00       $        .09      $       1.17       $        .13
                                                           ============       ============      ============       ============
   Diluted ..........................................      $       0.81       $        .08      $       0.95       $        .13
                                                           ============       ============      ============       ============

Weighted average number of common shares outstanding:
   Basic ............................................         9,272,000          8,944,000         9,268,000          8,936,000
                                                           ============       ============      ============       ============
   Diluted ..........................................        11,411,000         10,037,000        11,402,000          9,379,000
                                                           ============       ============      ============       ============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         SIX MONTHS ENDED JUNE 30,
                                                                      -------------------------------
                                                                           2002               2001
                                                                      ------------       ------------
Cash flows from operating activities:
   Net income ..................................................      $ 10,831,000       $  1,180,000
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation ..............................................         1,249,000          1,112,000
     Amortization, including loan costs ........................           265,000            371,000
     Provision for doubtful accounts ...........................         1,438,000          1,919,000
     Asset impairment charges ..................................           125,000                 --
     Loss on sale of assets ....................................            17,000                 --
     Deferred tax benefit ......................................        (7,390,000)                --
     Change in operating assets and liabilities:
       Accounts receivable .....................................        (2,939,000)        (3,559,000)
       Other current assets ....................................           441,000           (847,000)
       Accounts payable ........................................           686,000         (1,654,000)
       Accrued and other liabilities ...........................           889,000          2,195,000
       Amounts due to third-party contractual agencies .........          (628,000)        (1,050,000)
                                                                      ------------       ------------
         Total adjustments .....................................        (5,847,000)        (1,513,000)
                                                                      ------------       ------------
           Net cash provided by (used in) operating activities..         4,984,000           (333,000)
                                                                      ------------       ------------
Cash flows from investing activities:
   Proceeds from the sale of assets ............................           159,000            472,000
   Expenditures for property and equipment .....................        (1,601,000)        (1,228,000)
   Cash held in trust ..........................................                --             30,000
                                                                      ------------       ------------
           Net cash used in investing activities ...............        (1,442,000)          (726,000)
                                                                      ------------       ------------
Cash flows from financing activities:
   Loan costs ..................................................           (66,000)           (25,000)
   Proceeds from issuance of debt and warrants .................         1,502,000          2,569,000
   Payments on debt ............................................        (4,643,000)        (1,347,000)
   Net proceeds from exercise of options and stock purchases ...            44,000             14,000
   Registration costs ..........................................           (13,000)                --
                                                                      ------------       ------------
           Net cash (used in) provided by financing activities..        (3,176,000)         1,211,000
                                                                      ------------       ------------
Net increase in cash and cash equivalents ......................           366,000            152,000
Cash and cash equivalents at beginning of period ...............           752,000          1,539,000
                                                                      ------------       ------------
Cash and cash equivalents at end of period .....................      $  1,118,000       $  1,691,000
                                                                      ============       ============


Cash paid during the period for:
   Interest ....................................................      $    968,000       $  1,564,000
                                                                      ============       ============
   Income taxes ................................................      $    301,000       $    223,000
                                                                      ============       ============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2002

NOTE 1.  BASIS OF PRESENTATION

         Ramsay Youth Services, Inc. (the Company) is a provider and manager of mental health, substance abuse and behavioral health programs and services in residential and non-residential settings in Alabama, Florida, Hawaii, Missouri, Michigan, Nevada, North Carolina, South Carolina, Texas, Utah and the Commonwealth of Puerto Rico.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are, unless otherwise discussed in this report, of a normal recurring nature and have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, estimates of revenue to be received from government and other contract reimbursement programs, self-insurance reserves, and estimates related to allocating purchase price to assets and liabilities for prior or future acquisitions. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2.  ASSET SALES AND CLOSED BUSINESSES

         On May 15, 2001, the Company sold the Palm Bay facility for $2,300,000. Proceeds from the sale included a $500,000 cash payment at closing and a $1,800,000, 8% promissory note, due and payable on June 30, 2003. During the year ended December 31, 2001, the Company agreed to accept a discount of $130,000 for the full payment of the promissory note and accrued interest. The promissory note included in other current assets is expected to be repaid on or before December 31, 2002.

NOTE 3.  LONG-TERM DEBT

         The Company's long-term debt is as follows:


                                                                     JUNE 30,       DECEMBER 31,
                                                                      2002             2001
                                                                   -----------      -----------
         Variable rate Term Loan, due October 30, 2003 ......      $ 7,665,000      $ 8,134,000
         Revolver, due October 30, 2003 .....................        5,001,000        7,503,000
         Acquisition Loan, due October 30, 2003 .............        1,693,000        1,849,000
         Subordinated Note (net of discount of $316,000), due
            January 24, 2007 ................................        4,684,000        4,660,000
         Subordinated Note (net of discount of $328,000), due
            January 24, 2007 ................................        4,672,000        4,640,000
         Other ..............................................           78,000           92,000
                                                                   -----------      -----------
                                                                    23,793,000       26,878,000
         Less current portion ...............................        3,709,000        3,372,000
                                                                   -----------      -----------
                                                                   $20,084,000      $23,506,000
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

         During the twelve months ended December 31, 2001, the Company exceeded the capital expenditure limitation in the Senior Credit Facility. On February 25, 2002, the Company's lender agreed to amend the Senior Credit Facility, retroactive to December 31, 2001, to provide for among other items: (i) an increase in the permitted capital expenditures, (ii) a $3.0 million increase in the revolving credit loan commitment, and (iii) a $1.5 million additional advance on the term loan. At June 30, 2002, the Company was in compliance with all covenants stipulated in the Senior Credit Facility.

         On January 25, 2000 and June 19, 2000, the Company entered into subordinated note and warrant purchase agreements with two unrelated financial institutions for an aggregate principal amount of $5 million each (the "Subordinated Notes"). The Subordinated Notes permit each of the financial institutions to exercise, under certain conditions, up to 475,000 warrants, which are convertible into the Company's common stock. Borrowings under the Subordinated Notes bear interest at a rate of 12.5% per annum. The interest is payable quarterly, and the principal balance and any unpaid interest is due January 24, 2007. The aggregate value of the warrants at the time of issuance was $844,000. On August 17, 2001, one of the financial institutions exercised its warrant purchase agreement and converted 475,000 warrants into 294,597 shares of common stock utilizing the cashless exercise provision outlined in the warrant agreement.

NOTE 4.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                                   QUARTER ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                                ----------------------------      ----------------------------
                                                                    2002             2001             2002             2001
                                                                -----------      -----------      -----------      -----------
                                                                          (unaudited)                     (unaudited)
         Numerator:
            Numerator for basic earnings per share -
                income attributable to common stockholders      $ 9,262,000      $   796,000      $10,831,000      $ 1,180,000

            Effect of dilutive securities ................               --               --               --               --
                                                                -----------      -----------      -----------      -----------
                                                                         --               --               --               --
                                                                -----------      -----------      -----------      -----------

            Numerator for diluted earnings per share -
                income attributable to common stockholders
                after assumed conversions ................      $ 9,262,000      $   796,000      $10,831,000      $ 1,180,000
                                                                ===========      ===========      ===========      ===========

         Denominator:
            Denominator for basic earnings per share -
              weighted-average shares ....................        9,272,000        8,944,000        9,268,000        8,936,000

            Effect of dilutive securities:
              Employee stock options and warrants ........        2,139,000        1,093,000        2,134,000          443,000
                                                                -----------      -----------      -----------      -----------
            Dilutive potential common shares .............        2,139,000        1,093,000        2,134,000          443,000
                                                                -----------      -----------      -----------      -----------
              Denominator for diluted earnings per share -
                adjusted weighted-average shares and
                assumed conversions ......................       11,411,000       10,037,000       11,402,000        9,379,000
                                                                ===========      ===========      ===========      ===========

         Basic earnings per share ........................      $      1.00      $       .09      $      1.17      $       .13
                                                                ===========      ===========      ===========      ===========

         Diluted earnings per share ......................      $      0.81      $       .08      $      0.95      $       .13
                                                                ===========      ===========      ===========      ===========

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         For both the quarter and the six months ended June 30, 2002, options and warrants totalling 591,781 were excluded from the above computation because their effect would be antidilutive.

NOTE 5. SEGMENT INFORMATION

         The Company is a provider and manager of mental health and behavioral health programs and services in residential and non-residential settings in ten states and the Commonwealth of Puerto Rico. During the quarter ended June 30, 2001, the Company refined its segment definitions to more appropriately reflect its business operations and management responsibilities. The primary change from the segment information originally presented as of June 30, 2001 consists of a change in the names of the segments and the classification of certain items within the segments. Accordingly, the corresponding information for earlier periods has been reclassified to reflect its new reportable business segments, owned operations and management contract operations.

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


                                                             QUARTER ENDED                     SIX MONTHS ENDED
                                                               JUNE 30,                           JUNE 30,
                                                   -------------------------------       -------------------------------
                                                       2002               2001               2002               2001
                                                   ------------       ------------       ------------       ------------
SEGMENT REVENUE
   Owned operations .........................      $ 29,330,000       $ 26,855,000       $ 58,255,000       $ 52,179,000
   Management contracts .....................         7,379,000          6,985,000         14,285,000         13,450,000
                                                   ------------       ------------       ------------       ------------
Total consolidated revenues .................      $ 36,709,000       $ 33,840,000       $ 72,540,000       $ 65,629,000
                                                   ============       ============       ============       ============

SEGMENT DEPRECIATION AND AMORTIZATION
   Owned operations .........................      $    560,000       $    523,000       $  1,125,000       $  1,051,000
   Management contracts .....................            37,000             28,000             69,000             56,000
                                                   ------------       ------------       ------------       ------------
                                                        597,000            551,000          1,194,000          1,107,000

Reconciling items
   Corporate depreciation and amortization ..            27,000             41,000             55,000             78,000
                                                   ------------       ------------       ------------       ------------
Total consolidated depreciation and
  amortization ..............................      $    624,000       $    592,000       $  1,249,000       $  1,185,000
                                                   ============       ============       ============       ============

SEGMENT PROFIT
   Owned operations .........................      $  3,899,000       $  2,758,000       $  7,208,000       $  5,280,000
   Management contracts .....................           662,000            563,000          1,246,000          1,188,000
                                                   ------------       ------------       ------------       ------------
                                                      4,561,000          3,321,000          8,454,000          6,468,000

Reconciling items
   Corporate expenses .......................        (1,886,000)        (1,534,000)        (3,181,000)        (3,136,000)
   Asset impairment charges .................                --                 --           (125,000)                --
   Interest and other financing charges .....          (605,000)          (866,000)        (1,295,000)        (1,851,000)
                                                   ------------       ------------       ------------       ------------
Total consolidated income before income taxes      $  2,070,000       $    921,000       $  3,853,000       $  1,481,000
                                                   ============       ============       ============       ============

SEGMENT CAPITAL EXPENSES
   Owned operations .........................      $    704,000       $    515,000       $  1,422,000       $    968,000
   Management contracts .....................            19,000             45,000            126,000            130,000
                                                   ------------       ------------       ------------       ------------
                                                        723,000            560,000       $  1,548,000          1,098,000

Reconciling items
   Corporate assets .........................             2,000            102,000             53,000            130,000
                                                   ------------       ------------       ------------       ------------
Total consolidated capital expenditures .....      $    725,000       $    662,000       $  1,601,000       $  1,228,000
                                                   ============       ============       ============       ============





                                                           YEAR ENDED
                                                   -------------------------------
                                                     JUNE 30,        DECEMBER 31,
                                                       2002             2001
                                                   ------------       ------------
SEGMENT ASSETS
   Owned operations .........................      $ 61,368,000       $ 57,893,000
   Management contracts .....................         6,482,000          6,729,000
                                                   ------------       ------------
Total segment assets ........................        67,850,000         64,622,000

Reconciling items
   Corporate assets .........................         9,884,000          4,389,000
                                                   ------------       ------------
Total consolidated assets ...................      $ 77,734,000       $ 69,011,000
                                                   ============       ============




NOTE 6.  ACCOUNTS RECEIVABLE

         The Company has experienced delays in the collection of receivables from its contracts in Puerto Rico. As of June 30, 2002, the Company had approximately $3.9 million in outstanding receivables due from the Commonwealth of Puerto Rico, of which $1.5 million was over 120 days past due. Reserves

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


against outstanding Puerto Rico receivables were $1.4 million as of June 30, 2002. The Company and its advisors are in active discussions with the Government of Puerto Rico with respect to the payment of the outstanding receivables. The Company believes that it has fully performed its obligations under the Puerto Rico contracts and is entitled to receive payment of these receivables in full. Although the Company has been advised by its legal counsel that the net receivables due on the Puerto Rico contracts are collectable, there can be no assurances that future transactions or events will not result in the need for additional reserves for these accounts receivable. If the Company were to record additional reserves, it would adversely affect earnings in the period in which the reserves are recorded.

NOTE 7.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of fiscal year 2002. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease. Under this Statement, initial testing of goodwill must be conducted within six months of adoption. The Company has adopted this Statement, completed the testing of goodwill and determined that there is no impairment of goodwill as of January 1, 2002. The Company recorded amortization of goodwill expense of $31,000 for the quarter ended June 30, 2001 and $83,000 for the six months ended June 30, 2001.

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

         In October 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This Statement supersedes Statement No. 121 but retains many of its fundamental provisions. Additionally, this Statement expands the scope of discontinued operations to include more disposal transactions. The provisions of this Statement are effective for the Company with the beginning of fiscal year 2002. The Company has determined that there is no financial statement impact related to the adoption of this Statement.

         In April 2002, the FASB issued Statement No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTION. This Statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The provisions of this Statement are effective for the Company with the beginning of fiscal year 2003; however, early application of the Statement is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this Statement would be reclassified in most cases following adoption. The Company does not anticipate a significant impact on its results of operations from adopting this Statement.

         In June 2002, the FASB issued Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company has not yet completed its evaluation of the impact of adopting this Statement.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8.  INCOME TAXES

         During the quarter ended June 30, 2002, the Company reversed $7.4 million of the valuation allowance placed on its deferred tax assets relating to temporary differences that will result in deductible amounts in future years and net operating loss carryforwards. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income within the carryforward period available under tax law. The Company has reversed a portion of the valuation allowance because, based on a current review of available objective and verifiable evidence, it is management's judgment that a portion of the tax benefits associated with the Company's deferred tax assets will more likely than not be realized. Such evidence includes updated expectations about sufficient future years' taxable income which reflect the continuing improvement in the Company's operating results.

         The Company has available federal net operating loss carryforwards totaling approximately $33.0 million, which expire in the years 2010 to 2018. The Company also has available alternative carryforwards of approximately $1.2 million which may be carried forward indefinitely.

         The net deferred tax asset represents management's best estimate of the tax benefits that will more likely than not be realized in future years at each reporting date. However, there can be no assurance that the Company can generate taxable income to realize the net deferred tax asset. In addition, under the Tax Reform Act of 1986, certain future changes in ownership resulting from the sale of stock may limit the amount of net operating loss carryforwards that can be utilized on an annual basis. The Company has and continues to evaluate compliance relating to the utilization of the net operating loss carryforwards, and believes it has complied in all respects. A failure to meet the requirements could result in a loss or limitation of the utilization of carryforwards, which could have a material adverse effect on the Company's financial position and results of operations in future periods.

         Deferred taxes as of June 30, 2002 and December 31, 2001 are summarized as follows:


                                                              JUNE 30,          DECEMBER 31,
                                                                2002               2001
                                                            ------------       ------------
Deferred tax liabilities:
   Book basis of fixed assets over tax basis .........      $     57,000       $     57,000
   Prepaid maintenance ...............................           194,000            396,000
   Other .............................................                --            248,000
                                                            ------------       ------------
       Total deferred tax liabilities ................           251,000            701,000
Deferred tax assets:
   Allowance for doubtful accounts ...................           989,000            735,000
   General and professional liability insurance ......         1,003,000          1,806,000
   Accrued employee benefits .........................           899,000            816,000
   Capital loss carryovers ...........................           423,000            445,000
   Other accrued liabilities .........................         2,568,000          2,568,000
   Other .............................................                --              2,000
   Net operating loss carryovers .....................        13,297,000         15,899,000
   Alternative minimum tax credit carryovers .........         1,150,000          1,150,000
                                                            ------------       ------------
       Total deferred tax assets .....................        20,329,000         23,421,000
Valuation allowance for deferred tax assets ..........       (12,688,000)       (22,720,000)
                                                            ------------       ------------
       Deferred tax assets, net of valuation allowance         7,641,000            701,000
                                                            ------------       ------------
       Net deferred tax assets .......................      $  7,390,000        $        --
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

         IN CONNECTION WITH THE "SAFE-HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE COMPANY NOTES THAT THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS ABOUT THE COMPANY. THE COMPANY IS HEREBY SETTING FORTH CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN ANY FORWARD-LOOKING STATEMENTS OR INFORMATION MADE BY OR ON BEHALF OF OR CONCERNING THE COMPANY. THESE FACTORS ARE SET FORTH IN THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001, AND INCLUDE (I) ACCELERATING CHANGES OCCURRING IN THE AT-RISK YOUTH INDUSTRY, INCLUDING COMPETITION FROM CONSOLIDATING AND INTEGRATED PROVIDER SYSTEMS AND LIMITATIONS ON REIMBURSEMENT RATES, (II) FEDERAL AND STATE GOVERNMENTAL BUDGETARY CONSTRAINTS WHICH COULD HAVE THE EFFECT OF LIMITING THE AMOUNT OF FUNDS AVAILABLE TO SUPPORT GOVERNMENTAL PROGRAMS, (III) STATUTORY, REGULATORY AND ADMINISTRATIVE CHANGES OR INTERPRETATIONS OF EXISTING STATUTORY AND REGULATORY PROVISIONS AFFECTING THE CONDUCT OF THE COMPANY'S BUSINESS AND AFFECTING CURRENT AND PRIOR REIMBURSEMENT FOR THE COMPANY'S SERVICES AND (IV) UNCERTAINTIES REGARDING ISSUES IN THE PUERTO RICO MARKET SERVICED BY THE COMPANY. THERE CAN BE NO ASSURANCE THAT ANY ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. AS A RESULT OF THE FACTORS IDENTIFIED ABOVE AND INCLUDING ANY OTHER FACTORS, THE COMPANY'S ACTUAL RESULTS OR FINANCIAL OR OTHER CONDITION COULD VARY SIGNIFICANTLY FROM THE PERFORMANCE OR EXPECTATION SET FORTH IN ANY FORWARD-LOOKING STATEMENTS OR INFORMATION. THE COMPANY UNDERTAKES NO OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

                              RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2002 COMPARED TO QUARTER ENDED JUNE 30, 2001

OWNED OPERATIONS SEGMENT

         The following table states for the periods indicated the results of our owned operations in dollar and percentage of revenue terms (dollars in thousands):

                                                   QUARTER ENDED JUNE 30,
                                        ---------------------------------------------
                                                2002                     2001
                                        -------------------       -------------------
Revenues .........................      $29,330       100.0%      $26,855       100.0%

Expenses:
   Salaries, wages and benefits ..       16,705        57.0%       15,515        57.8%
   Other operating expenses ......        7,693        26.2%        7,357        27.4%
   Provision for doubtful accounts          473         1.6%          702         2.6%
   Depreciation and amortization .          560         1.9%          523         1.9%
                                        -------      ------       -------      ------
     Total operating expenses ....       25,431        86.7%       24,097        89.7%
                                        -------      ------       -------      ------
Income from operations ...........      $ 3,899        13.3%      $ 2,758        10.3%
                                        =======      ======       =======      ======


REVENUES

         Revenues increased by 9.2%, or $2.5 million, to $29.3 million in 2002 compared to $26.9 million in 2001. The increase in revenues during the period is primarily a result of (i) an increase of 3.4% in resident days (from 89,861 days in 2001 to 92,954 days in 2002), resulting in an increase in revenues of $2.2 million, (ii) a positive cost report audit which resulted in an increase in revenue of $0.5 million and (iii) an increase in the rates at three of the Company's facilities which increased revenues by $0.2 million. The aforementioned increases were partially offset by the closure of a facility in Puerto Rico, which decreased revenues by $0.4 million.

SALARIES, WAGES AND BENEFITS

         Salaries, wages and benefits were $16.7 million, or 57% of revenues in 2002, compared to $15.5 million, or 57.8% in 2001. The decrease as a percentage of revenues was primarily attributable to the aforementioned increase in revenues as a result of the positive cost report audit.

OTHER OPERATING EXPENSES

         Other operating expenses were $7.7 million, or 26.2% of revenues in 2002, compared to $7.4 million, or 27.4% of revenues in 2001. The decrease as a percentage of revenues was primarily a result of operating efficiencies gained by the Company as a result of its growth in the Florida market.

PROVISION FOR DOUBTFUL ACCOUNTS

         The provision for doubtful accounts was $0.5 million, or 1.6% of revenues in 2002, compared to $0.7 million, or 2.6% in 2001. The decrease as a percentage of revenues was a result of additional reserves recorded in 2001 related to payment delays experienced by the Company from one of its payor sources in its Jacksonville, North Carolina facility.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization was $0.6 million, or 1.9% of revenues in 2002, compared to $0.5 million, or 1.9% of revenues in 2001. Depreciation and amortization did not fluctuate as a percentage of revenue when compared to the same period in the prior year.

MANAGEMENT CONTRACT SEGMENT

         The following table states for the periods indicated the results of our management contract operations in dollar and percentage of revenue terms (dollars in thousands):


                                                 QUARTER ENDED JUNE 30,
                                        -----------------------------------------
                                              2002                   2001
                                        -----------------       -----------------
Revenues .........................      $7,379      100.0%      $6,985      100.0%

Expenses:
   Salaries, wages and benefits ..       4,863       65.9%       4,500       64.4%
   Other operating expenses ......       1,572       21.3%       1,509       21.6%
   Provision for doubtful accounts         245        3.3%         385        5.5%
   Depreciation and amortization .          37        0.5%          28        0.4%
                                        ------      -----       ------      -----
     Total operating expenses ....       6,717       91.0%       6,422       91.9%
                                        ------      -----       ------      -----
Income from operations ...........      $  662        9.0%      $  563        8.1%
                                        ======      =====       ======      =====

REVENUES

         Revenues increased by 5.6%, or $0.4 million, to $7.4 million in 2002 compared to $7.0 in 2001. The revenue increase is a result of (i) the full quarter effect of the expansion of two programs in June 2001, which increased revenues by $0.8 million, and (ii) a new contract awarded to the Company which began operations on February 18, 2002 and generated $0.7 million in revenues during the quarter. The aforementioned increases were partially offset by the termination of one of the Company's Puerto Rico contracts in December 2001 which decreased revenues by $0.7 million and a decrease in billings at two of the Company's Florida facilities which decreased revenues by $0.4 million.

SALARIES, WAGES AND BENEFITS

         Salaries, wages and benefits were $4.9 million, or 65.9% of revenues in 2002, compared to $4.5 million, or 64.4% in 2001. The increase as a percentage of revenues was primarily attributable to the termination of one of the Company's Puerto Rico contracts in December 2001 which had a lower than segment-average salary cost as a percentage of revenues.

OTHER OPERATING EXPENSES

         Other operating expenses were $1.6 million, or 21.3% of revenues in 2002, compared to $1.5 million, or 21.6% of revenues in 2001. Other operating expenses did not fluctuate significantly as a percentage of revenue when compared to the same period in the prior year.

PROVISION FOR DOUBTFUL ACCOUNTS

         The provision for doubtful accounts was $0.2 million, or 3.3% of revenues in 2002, compared to $0.4 million, or 5.5% in 2001. Fluctuations in the provision for doubtful accounts relate primarily to the Company's management contracts in Puerto Rico. As a result, the decrease of the Company's Puerto Rico operations in relation to the total management contract segment has resulted in the decrease in the provision for doubtful accounts as a percentage of revenue.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization was $0.04 million, or 0.5% of revenues in 2002, compared to $0.03 million, or 0.4% of revenues in 2001. Depreciation and amortization did not fluctuate significantly as a percentage of revenue when compared to the same period in the prior year.

CORPORATE AND OTHER

         The following table states for the periods indicated total revenues and corporate office expenses in dollar and percentage of revenue terms (dollars in thousands):

                                                             QUARTER ENDED JUNE 30,
                                               ---------------------------------------------------
                                                         2002                      2001
                                               ------------------------- -------------------------
Revenues:
   Owned operations.......................        $29,330                   $26,855
   Management contracts...................          7,379                     6,985
                                               ------------              ------------
     Total revenues.......................        $36,709       100.0%      $33,840        100.0%

Expenses:
   Salaries, wages and benefits...........          1,271         3.5%          721          2.1%
   Other operating expenses...............            588         1.6%          772          2.3%
   Depreciation and amortization..........             27         0.1%           41          0.1%
   Investment and other financing charges.            605         1.6%          866          2.6%
   Provision for income taxes.............         (7,192)      (19.6%)         125          0.4%


SALARIES, WAGES AND BENEFITS

         Corporate salaries, wages and benefits were $1.3 million, or 3.5% of revenues in 2002, compared to $0.7 million, or 2.1% in 2001. The increase as a percentage of revenues is primarily attributable to a $0.5 million charge for the restructuring of an employment contract for one of the Company's executives during the quarter ended June 30, 2002.

OTHER OPERATING EXPENSES

         Other operating expenses were $0.6 million, or 1.6% of revenues in 2002, compared to $0.8 million, or 2.3% of revenues in 2001. The decrease as a percentage of revenues is primarily attributable to a reduction in travel and various other corporate office expenses.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization was $0.03 million, or 0.1% of revenues in 2002, compared to $0.04 million, or 0.1% of revenues in 2001. Depreciation and amortization did not fluctuate as a percentage of revenue when compared to the same period in the prior year.

INTEREST AND OTHER FINANCING CHARGES

         Interest and other financing charges was $0.6 million, or 1.6% of total consolidated revenues in 2002, compared to $0.9 million, or 2.6% of total consolidated revenues in 2001. The decrease in interest and other financing charges is primarily attributable to a decrease in the Company's average outstanding borrowings and a decrease in interest rates on the Company's Senior Credit Facility between periods.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

PROVISION FOR INCOME TAXES

         During the quarter ended June 30, 2002, the Company reversed $7.4 million of the valuation allowance placed on its deferred tax assets relating to temporary differences that will result in deductible amounts in future years and net operating loss carryforwards. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income within the carryforward period available under tax law. The Company has reversed a portion of the valuation allowance because, based on a current review of available objective and verifiable evidence, it is management's judgment that a portion of the tax benefits associated with the Company's deferred tax assets will more likely than not be realized. Such evidence includes updated expectations about sufficient future years' taxable income which reflect the continuing improvement in the Company's operating results.

         The Company has available federal net operating loss carryforwards totaling approximately $33.0 million, which expire in the years 2010 to 2018. The Company also has available alternative carryforwards of approximately $1.2 million which may be carried forward indefinitely.

         The net deferred tax asset represents management's best estimate of the tax benefits that will more likely than not be realized in future years at each reporting date. However, there can be no assurance that the Company can generate taxable income to realize the net deferred tax asset. In addition, under the Tax Reform Act of 1986, certain future changes in ownership resulting from the sale of stock may limit the amount of net operating loss carryforwards that can be utilized on an annual basis. The Company has and continues to evaluate compliance relating to the utilization of the net operating loss carryforwards, and believes it has complied in all respects. A failure to meet the requirements could result in a loss or limitation of the utilization of carryforwards, which could have a material adverse effect on the Company's financial position and results of operations in future periods.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

OWNED OPERATIONS SEGMENT

         The following table states for the periods indicated the results of our owned operations in dollar and percentage of revenue terms (dollars in thousands):

                                                  SIX MONTHS ENDED JUNE 30,
                                        -------------------------------------------
                                                2002                   2001
                                        ------------------       ------------------
Revenues .........................      $58,255      100.0%      $52,179      100.0%

Expenses:
   Salaries, wages and benefits ..       33,636       57.7%       30,272       58.0%
   Other operating expenses ......       15,301       26.3%       14,161       27.2%
   Provision for doubtful accounts          985        1.7%        1,415        2.7%
   Depreciation and amortization .        1,125        1.9%        1,051        2.0%
                                        -------      -----       -------      -----
     Total operating expenses ....       51,047       87.6%       46,899       89.9%
                                        -------      -----       -------      -----
Income from operations ...........      $ 7,208       12.4%      $ 5,280       10.1%
                                        =======      =====       =======      =====



REVENUES

         Revenues increased by 11.6%, or $6.1 million, to $58.3 million in 2002 compared to $52.2 million in 2001. The increase in revenues during the period is primarily a result of (i) an increase of 4.6% in resident days (from 175,291 days in 2001 to 183,286 days in 2002) resulting in an increase in revenues of $4.9 million, (ii) an increase in the rates at three of the Company's facilities which increased revenues by $1.1 million, and (iii) a positive cost report audit which resulted in an increase in revenue of $0.5 million. The aforementioned

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

increases were partially offset by the closure of a facility in Puerto Rico, which decreased revenues by $0.4 million.

SALARIES, WAGES AND BENEFITS

         Salaries, wages and benefits were $33.6 million, or 57.7% of revenues in 2002, compared to $30.3 million, or 58.0% in 2001. Salaries, wages and benefits did not fluctuate significantly as a percentage of revenue when compared to the same period last year.

OTHER OPERATING EXPENSES

         Other operating expenses were $15.3 million, or 26.3% of revenues in 2002, compared to $14.2 million, or 27.2% of revenues in 2001. The decrease as a percentage of revenues was primarily a result of operating efficiencies gained by the Company as a result of its new contracts in the Florida market.

PROVISION FOR DOUBTFUL ACCOUNTS

         The provision for doubtful accounts was $1.0 million, or 1.7% of revenues in 2002, compared to $1.4 million, or 2.7% in 2001. The decrease as a percentage of revenues was primarily a result of additional reserves recorded in 2001 related to payment delays experienced by the Company from one of its payors in its Jacksonville, North Carolina facility, as well as reserves recorded by the Company related to financial difficulties experienced by one of the Company's former referral sources to its Nevada, Missouri facility.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization was $1.1 million or 1.9% of revenues in 2002, compared to $1.1 million, or 2.0% of revenues in 2001. Depreciation and amortization during the six months ended June 30, 2002 did not fluctuate significantly as a percentage of revenue when compared to the same period in the prior year.

MANAGEMENT CONTRACT SEGMENT

         The following table states for the periods indicated the results of our management contract operations in dollar and percentage of revenue terms (dollars in thousands):


                                                 SIX MONTHS ENDED JUNE 30,
                                        -------------------------------------------
                                              2002                      2001
                                        ------------------       ------------------
Revenues .........................      $14,285      100.0%      $13,450      100.0%

Expenses:
   Salaries, wages and benefits ..        9,528       66.7%        8,789       65.3%
   Other operating expenses ......        2,989       20.9%        2,913       21.7%
   Provision for doubtful accounts          453        3.2%          504        3.8%
   Depreciation and amortization .           69        0.5%           56        0.4%
                                        -------      -----       -------      -----
     Total operating expenses ....       13,039       91.3%       12,262       91.2%
                                        -------      -----       -------      -----
Income from operations ...........      $ 1,246        8.7%      $ 1,188        8.8%
                                        =======      =====       =======      =====

REVENUES

         Revenues increased by 6.2%, or $0.8 million, to $14.3 million in 2002 compared to $13.5 million in 2001. The revenue increase is a result of (i) the full six-month effect of the expansion of two programs in June 2001, which increased revenues by $1.9 million, and (ii) a new contract awarded to the Company which began operations on February 18, 2002 and generated $0.9 million in revenues during the six-month period. The aforementioned increases were partially offset

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

by the termination of one of the Company's Puerto Rico contracts in December 2001, which decreased revenues by $1.4 million and a decrease in billings at two of the Company's Florida contracts which decreased revenues by $0.6 million.

SALARIES, WAGES AND BENEFITS

         Salaries, wages and benefits were $9.5 million, or 66.7% of revenues in 2002, compared to $8.8 million, or 65.3% in 2001. The increase as a percentage of revenues was primarily attributable to the termination of one of the Company's Puerto Rico contracts in December 2001 which had a lower than segment-average salary cost as a percentage of revenues.

OTHER OPERATING EXPENSES

         Other operating expenses were $3.0 million or 20.9% of revenues in 2002, compared to $2.9 million or 21.7% of revenues in 2001. Other operating expenses did not fluctuate significantly as a percentage of revenue when compared to the same period in the prior year.

PROVISION FOR DOUBTFUL ACCOUNTS

         The provision for doubtful accounts was $0.5 million, or 3.2% of revenues in 2002, compared to $0.5 million, or 3.8% in 2001. Fluctuations in the provision for doubtful accounts relate primarily to the Company's management contracts in Puerto Rico. As a result, the decrease of the Company's Puerto Rico operations in relation to the total management contract segment has resulted in the decrease in the provision for doubtful accounts as a percentage of revenues.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization was $0.07 million, or 0.5% of revenues in 2002, compared to $0.06 million, or 0.4% of revenues in 2001. Depreciation and amortization did not fluctuate significantly as a percentage of revenues.

CORPORATE AND OTHER

         The following table states for the periods indicated total revenues and corporate office expenses in dollar and percentage of revenue terms (dollars in thousands):

                                                           SIX MONTHS ENDED JUNE 30,
                                               ---------------------------------------------------
                                                         2002                      2001
                                               ------------------------- -------------------------
Revenues:
   Owned operations.......................        $58,255                   $52,179
   Management contracts...................         14,285                    13,450
                                               ------------              ------------
     Total revenues.......................        $72,540       100.0%      $65,629        100.0%

Expenses:
   Salaries, wages and benefits...........          1,871         2.6%        1,502          2.3%
   Other operating expenses...............          1,255         1.7%        1,556          2.4%
   Depreciation and amortization..........             55         0.1%           78          0.1%
   Interest and other financing charges...          1,295         1.8%        1,851          2.8%
   Asset impairment charges...............            125         0.2%           --          0.0%
   Provision for income taxes.............         (6,978)       (9.6%)         301          0.5%


                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

SALARIES, WAGES AND BENEFITS

         Corporate salaries, wages and benefits were $1.9 million, or 2.6% of revenues in 2002, compared to $1.5 million, or 2.3% in 2001. The increase as a percentage of revenues is attributable to a $0.5 million charge for the restructuring of an employment contract for one of the Company's executives.

OTHER OPERATING EXPENSES

         Other operating expenses were $1.3 million, or 1.7% of revenues in 2002, compared to $1.6 million, or 2.4% of revenues in 2001. The decrease as a percentage of revenues is primarily attributable to a reduction in travel and various other corporate office expenses.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization was $0.06 million, or 0.1% of revenues in 2002, compared to $0.08 million, or 0.1% of revenues in 2001. Depreciation and amortization did not fluctuate as a percentage of revenue when compared to the same period in the prior year.

INTEREST AND OTHER FINANCING CHARGES

         Interest and other financing charges was $1.3 million, or 1.8% of total consolidated revenues in 2002, compared to $1.9 million, or 2.8% of total consolidated revenues in 2001. The decrease in interest and other financing charges is primarily attributable to a decrease in the Company's average outstanding borrowings and a decrease in interest rates on the Company's Senior Credit Facility between periods.

PROVISION FOR INCOME TAXES

         During the six months ended June 30, 2002, the Company reversed
$7.4 million of the valuation allowance placed on its deferred tax assets relating to temporary differences that will result in deductible amounts in future years and net operating loss carryforwards. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income within the carryforward period available under tax law. The Company has reversed a portion of the valuation allowance because, based on a current review of available objective and verifiable evidence, it is management's judgment that a portion of the tax benefits associated with the Company's deferred tax assets will more likely than not be realized. Such evidence includes updated expectations about sufficient future years' taxable income which reflect the continuing improvement in the Company's operating results.

         The Company has available federal net operating loss carryforwards totaling approximately $33.0 million, which expire in the years 2010 to 2018. The Company also has available alternative carryforwards of approximately $1.2 million which may be carried forward indefinitely.

         The net deferred tax asset represents management's best estimate of the tax benefits that will more likely than not be realized in future years at each reporting date. However, there can be no assurance that the Company can generate taxable income to realize the net deferred tax asset. In addition, under the Tax Reform Act of 1986, certain future changes in ownership resulting from the sale of stock may limit the amount of net operating loss carryforwards that can be utilized on an annual basis. The Company has and continues to evaluate compliance relating to the utilization of the net operating loss carryforwards, and believes it has complied in all respects. A failure to meet the requirements could result in a loss or limitation of the utilization of carryforwards, which could have a material adverse effect on the Company's financial position and results of operations in future periods.


                          NEW ACCOUNTING REQUIREMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of fiscal year 2002. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease. Under this Statement, initial testing of goodwill must be conducted within six months of adoption. The Company has adopted this Statement, completed the testing of goodwill and determined that there is no impairment of goodwill as of January 1, 2002. The Company recorded amortization of goodwill expense of $31,000 for the quarter ended June 30, 2001 and $83,000 for the six months ended June 30, 2001.

         In July 2001, the FASB issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This Statement requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. This

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

Statement is required to be adopted in fiscal years beginning after June 15, 2002. The Company does not anticipate a significant impact to the results of operations from the adoption of this Statement.

         In October 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This Statement supersedes Statement No. 121 but retains many of its fundamental provisions. Additionally, this Statement expands the scope of discontinued operations to include more disposal transactions. The provisions of this Statement are effective for the Company with the beginning of fiscal year 2002. The Company has determined that there is no financial statement impact related to the adoption of this Statement.

         In April 2002, the FASB issued Statement No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTION. This Statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The provisions of this Statement are effective for the Company with the beginning of fiscal year 2003; however, early application of the Statement is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this Statement would be reclassified in most cases following adoption. The Company does not anticipate a significant impact on its results of operations from adopting this Statement.

         In June 2002, the FASB issued Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company has not yet completed its evaluation of the impact of adopting this Statement.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are for working capital, capital expenditures, and debt service. The Company's primary sources of liquidity are cash flows from operations and borrowings under its revolving credit line.

         At June 30, 2002 and December 31, 2001, the Company had $13.7 million and $13.1 million, respectively, in working capital and $1.1 million and $0.8 million, respectively, in cash and cash equivalents. Working capital as of June 30, 2002 consisted primarily of $1.1 million in cash and cash equivalents, $24.8 million in accounts receivable and $5.8 million in other current assets, net of $18.0 million in current liabilities. The increase in working capital between periods is primarily a result of an increase in accounts receivable resulting from new programs started during 2002, partially offset by an increase in current liabilities resulting primarily from year end timing differences in the payment of certain liabilities.

         Net cash provided by operating activities increased to $5.0 million during the six months ended June 30, 2002. The increase in cash provided by operating activities was primarily attributable to the increase in net income during the period and favorable variances in operating assets and liabilities.

         Cash used in investing activities was $1.4 million for the six months ended June 30, 2002 as compared to cash used in investing activities of $0.7 million during the six months ended June 30, 2001. The increase in investing activities was primarily attributable to $1.6 million used in capital expenditures, offset by approximately $0.2 million in proceeds from the sale of certain assets.

         Net cash used in financing activities was $3.2 million for the six months ended June 30, 2002 as compared to cash provided by financing activities of $1.2 million during the six months ended June 30, 2001. Cash used in financing activities in 2002 related primarily to repayments of borrowings under the Company's term loan offset by proceeds from borrowing under the revolving credit facility. During 2001, cash provided by financing activities related

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

primarily to repayments of borrowings under the Company's term loan offset by proceeds from borrowing under the revolving credit facility

         The Company has experienced delays in the collection of receivables from its contracts in Puerto Rico. As of June 30, 2002, the Company had approximately $3.9 million in outstanding receivables due from the Commonwealth of Puerto Rico, of which $1.5 million was over 120 days past due. Reserves against outstanding Puerto Rico receivables were $1.4 million as of June 30, 2002. The Company and its advisors are in active discussions with the Government of Puerto Rico with respect to the payment of the outstanding receivables. The Company believes that it has fully performed its obligations under the Puerto Rico contracts and is entitled to receive payment of these receivables in full. Although the Company has been advised by its legal counsel that the net receivables due on the Puerto Rico contracts are collectable, there can be no assurances that future transactions or events will not result in the need for additional reserves for these accounts receivable. If the Company were to record additional reserves, it would adversely affect earnings in the period in which the reserves are recorded.

         The Government of Puerto Rico has informed the Company that, as a result of budgetary constraints, it will cancel various contracts with private sector providers. In connection therewith, the Company has agreed with the Government of Puerto Rico to terminate its contract to provide educational services to juveniles in Puerto Rico effective August 14, 2002. On April 16, 2002, the Company and the Government of Puerto Rico agreed to the cancellation of the Company's contract to provide a 20-bed specialized mental health treatment program for youth referred by the Mental Health and Anti-Addiction Services Administration of Puerto Rico. Total revenues and operating losses from these contracts during the six-month period ended June 30, 2002 were $1.7 million and ($0.4) million, respectively.

         Management of the Company believes that it can meet its current cash requirements and future identifiable needs with internally generated funds from operations and funds available under its Senior Credit Facility. However, if the Company should need to obtain liquidity through other sources of debt or equity, the following factors, in addition to the risk factors discussed in the Company's Form 10-K for December 31, 2001, should be considered:

o ABILITY TO RAISE ADDITIONAL CAPITAL. Although the Company believes that it can obtain additional liquidity, there can be no assurances that the Company will be able to raise debt or equity capital through other sources, or if obtained, that it will be on terms acceptable to the Company. The incurring or assumption by the Company of additional indebtedness could result in the issuance of additional equity and/or debt, which could have a dilutive effect on current shareholders and a significant effect on the Company's operations.

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

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is party to certain claims, suits and complaints, whether arising from the acts or omissions of its employees, providers or others, which arise in the ordinary course of business. The Company has established reserves at June 30, 2002 for the estimated amounts, which might be recovered from the Company as a result of all outstanding legal proceedings. In the opinion of management, the ultimate resolution of these pending legal proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         On May 23, 2002, the Company held its Annual Meeting of Stockholders (the "Meeting"). The matters voted upon at the Meeting included (i) the election of seven directors to hold office until the Company's 2002 Annual Meeting of Stockholders, and (ii) the ratification of the selection of Deloitte & Touche LLP as the Company's independent auditors for fiscal year ending December 31, 2002.

     The following nominees were elected as indicated in the proxy statement pursuant to the vote of the Company's stockholders:

   DIRECTORS                  VOTES FOR             VOTES WITHHELD         VOTES ABSTAINING
---------------            --------------         ------------------     --------------------
Aaron Beam, Jr.               8,731,224                 71,123                    --
Peter J. Evans                8,731,359                 70,988                    --
Thomas M. Haythe              8,731,359                 70,988                    --
Luis E. Lamela                8,710,974                 91,373                    --
Paul J. Ramsay                8,710,793                 91,554                    --
Steven J. Shulman             8,731,224                 71,123                    --
Michael S. Siddle             8,731,178                 71,169                    --

     The proposal to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for fiscal year ending December 31, 2002 was ratified by the Company's stockholders. Votes for the ratification were 8,799,702, votes against were 2,602 and votes abstaining were 43.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  The Exhibits required to be filed as part of this Quarterly Report on Form 10-Q are as follows:


                  Exhibit 10.1      Second Amendment to Employment Agreement dated July 30, 2002 by and between the Company and Luis Lamela.......................................................

                  Exhibit 10.2      Second Amendment to Employment Agreement dated July 30, 2002 by and between the Company and Bert Cibran.......................................................

                  Exhibit 10.3      Letter Agreement dated July 30, 2002 by and between the Company and Marcio C.
                                    Cabrera...........................................................................

                  Exhibit 10.4      Letter Agreement dated July 30, 2002 by and between the Company and Jorge Rico....

                  Exhibit 10.5      Letter  Agreement dated July 30, 2002 by and between the Company and Isabel M.
                                    Diaz..............................................................................

                  Exhibit 11        Computation of Net Income Per Share...............................................

                  Exhibit 99.1      Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350..........

                  Exhibit 99.2      Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350..........

                  Exhibit 99.3      Press Release dated July 31, 2002.................................................

                  Exhibit 99.4      Press Release dated August 2, 2002................................................

(b)      Current Reports on Form 8-K

                  The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereupon duly authorized.

                                             RAMSAY YOUTH SERVICES, INC.
                                             Registrant



                                             /s/ MARCIO C. CABRERA
                                             ----------------------------------
                                             Marcio C. Cabrera
                                             Executive Vice President and
                                             Chief Financial Officer



Date: August 9, 2002