Form 10-Q
period 2002-09-30
RAMSAY YOUTH SERVICES INC
filed 2002-11-14
CIK 773136

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

                             (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ______ to ______

Commission file number 0-13849

RAMSAY YOUTH SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	63-0857352 (I.R.S. Employer Identification No.)

Columbus Center One Alhambra Plaza, Suite 750 Coral Gables, Florida (Address of principal executive offices)	33134 (Zip Code)

Registrant’s telephone number, including area code (305) 569-6993

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ].

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

     The number of shares of the Registrant’s Common Stock outstanding as of November 13, 2002, follows:

     Common Stock, par value $0.01 per share – 9,291,081 shares

RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$1,608,000	$752,000
Accounts receivable, less allowances for doubtful accounts of $2,676,000 and $1,934,000 at September 30, 2002 and December 31, 2001, respectively	23,170,000	23,307,000
Other current assets	5,867,000	6,091,000

Total current assets	30,645,000	30,150,000
Other assets
Cash held in trust	1,021,000	1,021,000
Cost in excess of net asset value of purchased businesses, net	2,232,000	2,232,000
Unamortized loan costs, net	842,000	1,077,000
Deferred tax asset	6,708,000	—

Total other assets	10,803,000	4,330,000
Property and equipment
Land	4,635,000	4,659,000
Buildings and improvements	38,648,000	37,829,000
Equipment, furniture and fixtures	13,304,000	12,580,000

	56,587,000	55,068,000
Less accumulated depreciation	22,268,000	20,537,000

	34,319,000	34,531,000

	$75,767,000	$69,011,000

See notes to condensed consolidated financial statements.

RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2002	2001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,237,000	$5,604,000
Accrued and other liabilities	7,970,000	6,366,000
Amounts due to third-party contractual agencies	978,000	1,709,000
Current portion of long-term debt	3,899,000	3,372,000

Total current liabilities	18,084,000	17,051,000
Noncurrent liabilities
Other accrued liabilities	4,110,000	4,129,000
Long-term debt, less current portion	17,069,000	23,506,000

Total liabilities	39,263,000	44,686,000

Commitments and contingencies
Stockholders’ equity
Common stock $.01 par value—authorized 30,000,000 shares; issued 9,484,931 shares at September 30, 2002 and 9,445,449 shares at December 31, 2001	95,000	94,000
Additional paid-in capital	127,130,000	127,047,000
Accumulated deficit	(86,822,000)	(98,917,000)
Treasury stock—193,850 common shares at September 30, 2002 and December 31, 2001, at cost	(3,899,000)	(3,899,000)

Total stockholders’ equity	36,504,000	24,325,000

	$75,767,000	$69,011,000

See notes to condensed consolidated financial statements.

RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$36,323,000	$33,638,000	$108,863,000	$99,267,000
Operating Expenses:
Salaries, wages and benefits	22,671,000	21,283,000	67,706,000	61,846,000
Other operating expenses	9,971,000	9,457,000	29,516,000	28,087,000
Provision for doubtful accounts	401,000	264,000	1,839,000	2,183,000
Depreciation and amortization	679,000	639,000	1,928,000	1,824,000
Asset impairment charges	—	—	125,000	—

Total operating expenses	33,722,000	31,643,000	101,114,000	93,940,000

Income from operations	2,601,000	1,995,000	7,749,000	5,327,000

Non-operating expenses:
Interest and other financing charges, net	576,000	746,000	1,871,000	2,597,000

Total non-operating expenses, net	576,000	746,000	1,871,000	2,597,000
Income before income taxes	2,025,000	1,249,000	5,878,000	2,730,000
Provision (benefit) for income taxes	763,000	171,000	(6,215,000)	472,000

Net income	$1,262,000	$1,078,000	$12,093,000	$2,258,000

Income attributable to common stockholders	$1,262,000	$1,078,000	$12,093,000	$2,258,000

Income per common share:
Basic	$0.14	$0.12	$1.30	$0.25

Diluted	$0.11	$0.10	$1.06	$0.23

Weighted average number of common shares outstanding:
Basic	9,279,000	9,056,000	9,272,000	8,977,000

Diluted	11,493,000	11,059,000	11,444,000	9,977,000

See notes to condensed consolidated financial statements.

RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net income	$12,093,000	$2,258,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,928,000	1,723,000
Amortization, including loan costs	400,000	526,000
Provision for doubtful accounts	1,839,000	2,183,000
Asset impairment charges	125,000	—
Loss on sale of assets	17,000	—
Change in operating assets and liabilities:
Accounts receivable	(1,702,000)	(5,819,000)
Other current assets	371,000	(829,000)
Deferred tax assets	(6,708,000)	—
Accounts payable	(367,000)	(2,146,000)
Accrued and other liabilities	1,585,000	2,851,000
Amounts due to third-party contractual agencies	(731,000)	(1,890,000)

Total adjustments	(3,243,000)	(3,401,000)

Net cash provided by (used in) operating activities	8,850,000	(1,143,000)

Cash flows from investing activities:
Proceeds from the sale of assets	159,000	472,000
Expenditures for property and equipment	(2,164,000)	(1,826,000)
Cash held in trust	—	30,000

Net cash used in investing activities	(2,005,000)	(1,324,000)

Cash flows from financing activities:
Loan costs	(82,000)	(41,000)
Proceeds from issuance of debt and warrants	1,528,000	4,705,000
Payments on debt	(7,521,000)	(2,401,000)
Net proceeds from exercise of options and stock purchases	99,000	26,000
Registration costs	(13,000)	—

Net cash (used in) provided by financing activities	(5,989,000)	2,289,000

Net increase (decrease) in cash and cash equivalents	856,000	(178,000)
Cash and cash equivalents at beginning of period	752,000	1,539,000
Cash and cash equivalents at end of period	$1,608,000	$1,361,000

Cash paid during the period for:
Interest	$1,446,000	$2,249,000

Income taxes	$443,000	$417,000

See notes to condensed consolidated financial statements.

RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2002

NOTE 1. BASIS OF PRESENTATION

     Ramsay Youth Services, Inc. (the Company) is a provider and manager of mental health, substance abuse and behavioral health programs and services in residential and non-residential settings in Alabama, Florida, Georgia, Hawaii, Missouri, Michigan, Nevada, North Carolina, South Carolina, Texas, Utah and the Commonwealth of Puerto Rico.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are, unless otherwise discussed in this report, of a normal recurring nature and have been included. The Company’s business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, estimates of revenue to be received from government and other contract reimbursement programs, self-insurance reserves, and estimates related to allocating purchase price to assets and liabilities for prior or future acquisitions. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2. ASSET SALES

     On May 15, 2001, the Company sold the Palm Bay facility for $2,300,000. Proceeds from the sale included a $500,000 cash payment at closing and a $1,800,000, 8% promissory note, due and payable on June 30, 2003. During the year ended December 31, 2001, the Company agreed to accept a discount of $130,000 for the full payment of the promissory note and accrued interest, however, the borrower was unable to close the transaction by the agreed upon date. As a result, the Company does not expect to receive full payment for the promissory note until the original maturity date of June 30, 2003.

NOTE 3. TRANSACTIONS WITH AFFILIATES

     In September 2002, the Company entered into a lease agreement for a 110-bed facility in Macon, Georgia (the “Macon Facility”) with a corporate affiliate of Mr. Paul J. Ramsay, Chairman of the Board of the Company and beneficial owner of approximately 60% of our outstanding common stock. The lease has a primary term of five years and two successive five year renewal options. The lease payments are approximately $480,000 per annum and at each renewal option are subject to adjustments based on the change in the Consumer Price Index during the preceding period. In accordance with the terms of the lease, the Company is responsible for all costs of ownership, including taxes, insurance, maintenance and repairs. In addition, the Company has the option to purchase the facility at any time for an amount equal to the aggregate cost of the facility (as defined in the lease agreement) adjusted for the increase in the Consumer Price Index between the commencement of the lease and the purchase date.

RAYMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. LONG-TERM DEBT

     The Company’s long-term debt is as follows:

	September 30,	December 31,
	2002	2001

Variable rate Term Loan, due October 30, 2003	$6,946,000	$8,134,000
Revolver, due October 30, 2003	4,178,000	7,503,000
Acquisition Loan, due October 30, 2003	365,000	1,849,000
Subordinated Note (net of discount of $303,000), due January 24, 2007	4,697,000	4,660,000
Subordinated Note (net of discount of $315,000), due January 24, 2007	4,685,000	4,640,000
Other	97,000	92,000

	20,968,000	26,878,000
Less current portion	3,899,000	3,372,000

	$17,069,000	$23,506,000

     The Company’s amended senior credit facility (the “Senior Credit Facility”) consists of a term loan (the “Term Loan”) payable in monthly installments ranging from $83,000 to $302,000 with a final installment of $3,600,000 due on October 30, 2003 and a revolving credit facility (the “Revolver”) for an amount up to the lesser of $15,000,000 or the borrowing base of the Company’s receivables (as defined in the agreement).

     On September 6, 2002, the Company’s senior credit facility and subordinated debt was amended to consent to a commercial lease for the Macon Facility between the Company and a corporate affiliate of Mr. Paul J. Ramsay.

     During the twelve months ended December 31, 2001, the Company exceeded the capital expenditure limitation in the Senior Credit Facility. On February 25, 2002, the Company’s lender agreed to amend the Senior Credit Facility, retroactive to December 31, 2001, to provide for among other items: (i) an increase in the permitted capital expenditures, (ii) a $3.0 million increase in the revolving credit loan commitment, and (iii) a $1.5 million additional advance on the term loan. At September 30, 2002, the Company was in compliance with all covenants stipulated in the Senior Credit Facility.

     On January 25, 2000 and June 19, 2000, the Company entered into subordinated note and warrant purchase agreements with two unrelated financial institutions for an aggregate principal amount of $5.0 million each (the “Subordinated Notes”). The Subordinated Notes permit each of the financial institutions to exercise, under certain conditions, up to 475,000 warrants, which are convertible into the Company’s common stock. Borrowings under the Subordinated Notes bear interest at a rate of 12.5% per annum. The interest is payable quarterly, and the principal balance and any unpaid interest is due January 24, 2007. The aggregate value of the warrants at the time of issuance was $844,000. On August 17, 2001, one of the financial institutions exercised its warrant purchase agreement and converted 475,000 warrants into 294,597 shares of common stock utilizing the cashless exercise provision outlined in the warrant agreement.

RAYMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Numerator:
Numerator for basic earnings per share – income attributable to common stockholders	$1,262,000	$1,078,000	$12,093,000	$2,258,000

Effect of dilutive securities	$1,262,000	$1,078,000	$12,093,000	$2,258,000

Numerator for diluted earnings per share – income attributable to common stockholders after assumed conversions	$1,262,000	$1,078,000	$12,093,000	$2,258,000

Denominator:
Denominator for basic earnings per share – weighted-average shares	9,279,000	9,056,000	9,272,000	8,977,000
Effect of dilutive securities:
Employee stock options and warrants	2,214,000	2,003,000	2,172,000	1,000,000

Dilutive potential common shares	2,214,000	2,003,000	2,172,000	1,000,000

Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	11,493,000	11,059,000	11,444,000	9,977,000

Basic earnings per share	$0.14	$0.12	$1.30	$0.25

Diluted earnings per share	$0.11	$0.10	$1.06	$0.23

     For both the quarter and the nine months ended September 30, 2002, options and warrants totalling 591,781 were excluded from the above computation because their effect would be antidilutive.

     For both the quarter and the nine months ended September 30, 2001, options and warrants totalling 591,781 and 786,281, respectively, were excluded from the above computation because their effect would be antidilutive.

NOTE 6. SEGMENT INFORMATION

     The Company is a provider and manager of mental health and behavioral health programs and services in residential and non-residential settings in eleven states and the Commonwealth of Puerto Rico. During the quarter ended June 30, 2001, the Company refined its segment definitions to more appropriately reflect its business operations and management responsibilities. The primary change from the segment information originally presented as of June 30, 2001 consists of a change in the names of the segments and the classification of certain items within the segments. Accordingly, the corresponding information for earlier periods has been reclassified to reflect its new reportable business segments, owned operations and management contract operations.

Owned Operations

     The Company offers its mental health and behavioral health programs and services at its owned and leased facilities in residential and non-residential settings.

     The residential setting is designed to provide a safe, secure and highly structured environment for the evaluation and development of long-term intensive treatment services. The programs focus on a cognitive behavioral model with family, group and individual counseling, social and life skills development, and educational and

RAYMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

recreational programs. The primary focus of these services is to reshape antisocial behaviors by stressing responsibility and achievement of performance and treatment goals.

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

     Many of the Company’s programs are complemented with specialized educational services designed to modify behavior and assist individuals in developing their academic, social, living and vocational skills necessary to participate successfully in society.

Management Contract Operations

     The Company’s programs and services in its management contract operations are similar in nature to the programs and services offered by the Company at its owned or leased operations; however, the programs and services are provided at facilities owned by the contracting governmental agency. These programs and services focus on solving the specialized needs of the respective agency by providing treatment interventions, including counseling, social interests, substance abuse education and treatment, mental health services, cognitive and life skills development, accredited education and vocational skills. The Company believes that a comprehensive approach, which develops the social, educational, and vocational skills of the individual, creates responsible, contributing, pro-social individuals. This comprehensive approach is essential to achieving the program’s objective of reducing recidivism and integrating the youth into their communities as responsible and productive individuals.

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

RAYMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Segment revenue
Owned operations	$29,124,000	$26,415,000	$87,380,000	$78,683,000
Management contracts	7,199,000	7,223,000	21,483,000	20,584,000

Total consolidated revenues	$36,323,000	$33,638,000	$108,863,000	$99,267,000

Segment depreciation and amortization
Owned operations	$613,000	$569,000	$1,736,000	$1,626,000
Management contracts	37,000	28,000	107,000	78,000

	650,000	597,000	1,843,000	1,704,000
Reconciling items
Corporate depreciation and amortization	29,000	42,000	85,000	120,000

Total consolidated depreciation and amortization	$679,000	$639,000	$1,928,000	$1,824,000

SEGMENT PROFIT
Owned operations	$3,347,000	$2,131,000	$10,560,000	$7,533,000
Management contracts	703,000	1,244,000	1,945,000	2,309,000

	4,050,000	3,375,000	12,505,000	9,842,000
Reconciling items
Corporate expenses	(1,449,000)	(1,380,000)	(4,631,000)	(4,515,000)
Asset impairment charges	—	—	(125,000)	—
Interest and other financing charges	(576,000)	(746,000)	(1,871,000)	(2,597,000)

Total consolidated income before income taxes	$2,025,000	$1,249,000	$5,878,000	$2,730,000

SEGMENT CAPITAL EXPENSES
Owned operations	$528,000	$522,000	$1,950,000	$1,488,000
Management contracts	33,000	42,000	159,000	174,000

	561,000	564,000	2,109,000	1,662,000
Reconciling items
Corporate assets	1,000	33,000	54,000	164,000

Total consolidated capital expenditures	$562,000	$597,000	$2,163,000	$1,826,000

	Year Ended

	September 30, 2002	December 31, 2001

Segment assets
Owned operations	$59,449,000	$57,893,000
Management contracts	6,114,000	6,729,000

Total segment assets	65,563,000	64,622,000
Reconciling items
Corporate assets	10,204,000	4,389,000

Total consolidated assets	$75,767,000	$69,011,000

NOTE 7. ACCOUNTS RECEIVABLE

     The Company has experienced delays in the collection of receivables from its contracts in Puerto Rico. As of September 30, 2002, the Company had approximately $3.3 million in outstanding receivables due from the Commonwealth of Puerto Rico, of which $2.0 million was over 120 days past due. Reserves against outstanding Puerto Rico receivables were $1.4 million as of September 30, 2002. The Company and its advisors are in active discussions with the Government of Puerto Rico with respect to the payment

RAYMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of the outstanding receivables. The Company believes that it has fully performed its obligations under the Puerto Rico contracts and is entitled to receive payment of these receivables in full. Although the Company has been advised by its legal counsel that the net receivables due on the Puerto Rico contracts are collectable, there can be no assurances that future transactions or events will not result in the need for additional reserves for these accounts receivable. If the Company were to record additional reserves, it would adversely affect earnings in the period in which the reserves are recorded.

NOTE 8. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 9. INCOME TAXES

     During the quarter ended June 30, 2002, the Company reversed $7.4 million of the valuation allowance placed on its deferred tax assets relating to temporary differences that will result in deductible amounts in future years and net operating loss carryforwards. During the quarter ended September 30, 2002, the Company amortized $0.7 million of its deferred tax asset, resulting in a net deferred tax asset of $6.7 million at September 30, 2002. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income within the carryforward period available under tax law. The Company has reversed a portion of the valuation allowance because, based on a current review of available objective and verifiable evidence, it is management’s judgment that a portion of the tax benefits associated with the Company’s deferred tax assets will more likely than not be realized. Such evidence includes updated expectations about sufficient future years’ taxable income which reflect the continuing improvement in the Company’s operating results.

RAYMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company has available federal net operating loss carryforwards totaling approximately $33.0 million, which expire in the years 2010 to 2018. The Company also has available alternative minimum tax credit carryforwards of approximately $1.2 million which may be carried forward indefinitely.

     The net deferred tax asset represents management’s best estimate of the tax benefits that will more likely than not be realized in future years at each reporting date. However, there can be no assurance that the Company can generate taxable income to realize the net deferred tax asset. In addition, under the Tax Reform Act of 1986, certain future changes in ownership resulting from the sale of stock may limit the amount of net operating loss carryforwards that can be utilized on an annual basis. The Company has and continues to evaluate compliance relating to the utilization of the net operating loss carryforwards, and believes it has complied in all material respects. A failure to meet the requirements could result in a loss or limitation of the utilization of carryforwards, which could have a material adverse effect on the Company’s financial position and results of operations in future periods.

     Deferred taxes as of September 30, 2002 and December 31, 2001 are summarized as follows:

	September 30,	December 31,
	2002	2001

Deferred tax liabilities:
Book basis of fixed assets over tax basis	$57,000	$57,000
Prepaid maintenance	95,000	396,000
Other	—	248,000

Total deferred tax liabilities	152,000	701,000
Deferred tax assets:
Allowance for doubtful accounts	668,000	735,000
General and professional liability insurance	910,000	1,806,000
Accrued employee benefits	824,000	816,000
Capital loss carryovers	423,000	445,000
Other accrued liabilities	2,320,000	2,568,000
Other	—	2,000
Net operating loss carryovers	13,297,000	15,899,000
Alternative minimum tax credit carryovers	1,150,000	1,150,000

Total deferred tax assets	19,592,000	23,421,000
Valuation allowance for deferred tax assets	(12,732,000)	(22,720,000)

Deferred tax assets, net of valuation allowance	6,860,000	701,000

Net deferred tax assets	$6,708,000	$—

RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS

     The Company receives revenues primarily from the delivery of mental health, substance abuse and behavioral health programs and services in residential and non-residential settings. The Company receives revenues based on per diem rates, fixed fee contracts or flat or cost-based rate contracts. In addition, the Company also receives revenues from management contracts with other entities. Revenues under the Company’s programs are recognized as services are rendered. Revenues of the Company’s programs and services are affected by changes in the rates the Company charges, changes in reimbursement rates by third-party payors, the volume of individuals treated and changes in the mix of payors.

     Salaries, wages and benefits include facility and program payrolls and related taxes, as well as employee benefits, including insurance and workers’ compensation coverage. Employee compensation and benefits also includes general and administrative payroll and related benefit costs, including salaries and supplemental compensation of officers.

     Other operating expenses include all expenses not otherwise presented separately in the Company’s statements of operations. Significant components of these expenses at the operating level include items such as food, utilities, supplies, rent and insurance. Significant components of these expenses at the administrative level include legal, accounting, investor relations, marketing, consulting and travel expense.

     The Company’s quarterly results may fluctuate significantly as a result of a variety of factors, including the timing of the opening of new programs. When the Company opens a new program, the program may be unprofitable until the program’s population, and net revenues contributed by the program, approach intended levels, primarily because the Company staffs its programs in anticipation of achieving such levels. The Company’s quarterly results may also be impacted by seasonality, as revenues generated by youth treatment services are generally seasonal in nature.

     In connection with the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that this Quarterly Report on Form 10-Q contains forward-looking statements about the Company. The Company is hereby setting forth cautionary statements identifying important factors that may cause the Company’s actual results to differ materially from those set forth in any forward-looking statements or information made by or on behalf of or concerning the Company. These factors are set forth in the Company’s Form 10-K for the year ended December 31, 2001, and include (i) accelerating changes occurring in the at-risk youth industry, including competition from consolidating and integrated provider systems and limitations on reimbursement rates, (ii) federal and state governmental budgetary constraints which could have the effect of limiting the amount of funds available to support governmental programs, (iii) statutory, regulatory and administrative changes or interpretations of existing statutory and regulatory provisions affecting the conduct of the Company’s business and affecting current and prior reimbursement for the Company’s services, (iv) uncertainties regarding issues in the Puerto Rico market serviced by the Company and (v) our ability to utilize our net operating loss carryforwards. There can be no assurance that any anticipated future results will be achieved. As a result of the factors identified above and including any other factors, the Company’s actual results or financial or other condition could vary significantly from the performance or expectation set forth in any forward-looking statements or information. The Company undertakes no obligations to update these forward-looking statements.

RAYMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

OWNED OPERATIONS SEGMENT

     The following table states for the periods indicated the results of our owned operations in dollar and percentage of revenue terms (dollars in thousands):

	Quarter Ended September 30,

	2002		2001

Revenues	$29,124	100.0%	$26,415	100.0%
Expenses:
Salaries, wages and benefits	17,069	58.6%	16,037	60.7%
Other operating expenses	7,702	26.5%	7,130	27.0%
Provision for doubtful accounts	393	1.3%	548	2.0%
Depreciation and amortization	613	2.1%	569	2.2%

Total operating expenses	25,777	88.5%	24,284	91.9%

Income from operations	$3,347	11.5%	$2,131	8.1%

REVENUES

     Revenues increased by 10.3%, or $2.7 million, to $29.1 million in 2002 compared to $26.4 million in 2001. The increase in revenues during the period is primarily a result of (i) an increase of 1.5% in resident days (from 87,455 days in 2001 to 88,728 days in 2002), resulting in an increase in revenues of $1.5 million, (ii) an increase in average rates due to increases in per diems and a favorable per diem mix, which increased revenues by $0.9 million, (iii) a new contract awarded to one of the Company’s facilities which began on February 18, 2002 and generated $0.4 million in revenues during the quarter ended September 30, 2002 and (iv) a reduction in the general cost report reserves as a result of favorable cost report settlements which resulted in an increase in revenue of $0.4 million. The aforementioned increases were partially offset by the closure of a 20-bed facility in Puerto Rico, which decreased revenues by $0.5 million.

SALARIES, WAGES AND BENEFITS

     Salaries, wages and benefits were $17.1 million, or 58.6% of revenues in 2002, compared to $16.0 million, or 60.7% in 2001. The decrease as a percentage of revenues was primarily attributable to the aforementioned increase in revenues and related efficiencies in staffing primarily in the Company’s Texas and Michigan facilities.

OTHER OPERATING EXPENSES

     Other operating expenses were $7.7 million, or 26.5% of revenues in 2002, compared to $7.1 million, or 27.0% of revenues in 2001. The decrease as a percentage of revenues was primarily a result of the aforementioned increase in revenues and related operating efficiencies gained by the Company primarily in its Texas and Michigan facilities.

PROVISION FOR DOUBTFUL ACCOUNTS

     The provision for doubtful accounts was $0.4 million, or 1.3% of revenues in 2002, compared to $0.5 million, or 2.0% of revenues in 2001. The decrease as a percentage of revenues was a result of additional reserves

RAYMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

recorded in 2001 related to payment delays experienced by the Company from one of its payor sources in its Jacksonville, North Carolina facility.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization was $0.6 million, or 2.1% of revenues in 2002, compared to $0.6 million, or 2.2% of revenues in 2001. Depreciation and amortization did not fluctuate as a percentage of revenue when compared to the same period in the prior year.

MANAGEMENT CONTRACT SEGMENT

     The following table states for the periods indicated the results of our management contract operations in dollar and percentage of revenue terms (dollars in thousands):

	Quarter Ended September 30,

	2002		2001

Revenues	$7,199	100.0%	$7,223	100.0%
Expenses:
Salaries, wages and benefits	4,913	68.2%	4,677	64.7%
Other operating expenses	1,538	21.4%	1,558	21.6%
Provision for doubtful accounts	8	0.1%	(284)	(3.9%)
Depreciation and amortization	37	0.5%	28	0.4%

Total operating expenses	6,496	90.2%	5,979	82.8%

Income from operations	$703	9.8%	$1,244	17.2%

REVENUES

     Revenues during 2002 of $7.2 million approximated revenues in 2001 as increases in revenues from a new contract awarded to the Company in Florida were offset by decreases resulting from the termination of two contracts in Puerto Rico.

SALARIES, WAGES AND BENEFITS

     Salaries, wages and benefits were $4.9 million, or 68.2% of revenues in 2002, compared to $4.7 million, or 64.7% in 2001. The increase as a percentage of revenues was primarily attributable to the termination of one of the Company’s Puerto Rico contracts in December 2001 which had a lower than segment-average salary cost as a percentage of revenues.

OTHER OPERATING EXPENSES

     Other operating expenses were $1.5 million, or 21.4% of revenues in 2002, compared to $1.6 million, or 21.6% of revenues in 2001. Other operating expenses did not fluctuate significantly as a percentage of revenue when compared to the same period in the prior year.

PROVISION FOR DOUBTFUL ACCOUNTS

     Fluctuations in the provision for doubtful accounts relate primarily to the Company’s management contracts in Puerto Rico. Due to the termination of its Puerto Rico contracts, the Company did not increase its provision for doubtful accounts in its Puerto Rico market during the quarter ended September 30, 2002.

RAYMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

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

CORPORATE AND OTHER

     The following table states for the periods indicated total revenues and corporate office expenses in dollar and percentage of revenue terms (dollars in thousands):

	Quarter Ended September 30,

	2002		2001

Revenues:
Owned operations	$29,124		$26,415
Management contracts	7,199		7,223

Total revenues	$36,323	100.0%	$33,638	100.0%
Expenses:
Salaries, wages and benefits	689	1.9%	569	1.7%
Other operating expenses	731	2.0%	769	2.3%
Depreciation and amortization	29	0.1%	42	0.1%
Interest and other financing charges	576	1.6%	746	2.2%
Provision for income taxes	763	2.1%	171	0.5%

SALARIES, WAGES AND BENEFITS

     Corporate salaries, wages and benefits were $0.7 million, or 1.9% of revenues in 2002, compared to $0.6 million, or 1.7% in 2001. Corporate salaries did not fluctuate significantly as a percentage of revenue when compared to the same period in the prior year.

OTHER OPERATING EXPENSES

     Other operating expenses were $0.7 million, or 2.0% of revenues in 2002, compared to $0.8 million, or 2.3% of revenues in 2001. The decrease as a percentage of revenues is primarily attributable to the aforementioned increase in revenues and a reduction in various corporate office expenses.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization was $0.03 million, or 0.1% of revenues in 2002, compared to $0.04 million, or 0.1% of revenues in 2001. Depreciation and amortization did not fluctuate as a percentage of revenue when compared to the same period in the prior year.

INTEREST AND OTHER FINANCING CHARGES

     Interest and other financing charges was $0.6 million, or 1.6% of total consolidated revenues in 2002, compared to $0.7 million, or 2.2% of total consolidated revenues in 2001. The decrease in interest and other financing charges is primarily attributable to a decrease in the Company’s average outstanding borrowings and a decrease in interest rates on the Company’s Senior Credit Facility between periods.

PROVISION FOR INCOME TAXES

     The increase in the provision for income taxes is due to the increase in the Company’s effective tax rate from 13.7% to 37.7%. During the quarter ended June 30, 2002, the Company reversed $7.4 million

RAYMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

of the valuation allowance placed on its deferred tax assets relating to temporary differences that will result in deductible amounts in future years and net operating loss carryforwards. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income within the carryforward period available under tax law. The Company has reversed a portion of the valuation allowance because, based on a current review of available objective and verifiable evidence, it is management’s judgment that a portion of the tax benefits associated with the Company’s deferred tax assets will more likely than not be realized. Such evidence includes updated expectations about sufficient future years’ taxable income which reflect the continuing improvement in the Company’s operating results.

     The Company has available federal net operating loss carryforwards totaling approximately $33.0 million, which expire in the years 2010 to 2018. The Company also has available alternative minimum tax credit carryforwards of approximately $1.2 million which may be carried forward indefinitely.

     The net deferred tax asset represents management’s best estimate of the tax benefits that will more likely than not be realized in future years at each reporting date. However, there can be no assurance that the Company can generate taxable income to realize the net deferred tax asset. In addition, under the Tax Reform Act of 1986, certain future changes in ownership resulting from the sale of stock may limit the amount of net operating loss carryforwards that can be utilized on an annual basis. The Company has and continues to evaluate compliance relating to the utilization of the net operating loss carryforwards, and believes it has complied in all material respects. A failure to meet the requirements could result in a loss or limitation of the utilization of carryforwards, which could have a material adverse effect on the Company’s financial position and results of operations in future periods.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

OWNED OPERATIONS SEGMENT

     The following table states for the periods indicated the results of our owned operations in dollar and percentage of revenue terms (dollars in thousands):

	Nine Months Ended September 30,

	2002		2001

Revenues	$87,380	100.0%	$78,683	100.0%
Expenses:
Salaries, wages and benefits	50,704	58.0%	46,288	58.8%
Other operating expenses	23,002	26.3%	21,273	27.0%
Provision for doubtful accounts	1,378	1.6%	1,963	2.5%
Depreciation and amortization	1,736	2.0%	1,626	2.1%

Total operating expenses	76,820	87.9%	71,150	90.4%

Income from operations	$10,560	12.1%	$7,533	9.6%

REVENUES

     Revenues increased by 11.1%, or $8.7 million, to $87.4 million in 2002 compared to $78.7 million in 2001. The increase in revenues during the period is primarily a result of (i) an increase of 1.6% in resident days (from 262,746 days in 2001 to 266,898 days in 2002) resulting in an increase in revenues of $3.2 million, (ii) an increase in the rates and a favorable payor mix at several Company facilities which increased revenues by $3.9 million, (iii) positive cost report final settlements which resulted in an increase in revenues of $0.9 million, (iv) a new contract awarded to the Company which began on February 18, 2002 and generated $1.0 million in revenues during the nine-month period, and (v) the full nine-month effect of a Florida program begun in July 2001, which increased revenues by $0.7 million. The

RAYMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

aforementioned increases were partially offset by the closure of a 20-bed facility in Puerto Rico which decreased revenues by $1.0 million.

SALARIES, WAGES AND BENEFITS

     Salaries, wages and benefits were $50.7 million, or 58.0% of revenues in 2002, compared to $46.3 million, or 58.8% in 2001. The decrease as a percentage of revenues is primarily attributable to the aforementioned increase in revenues as a result of the reduction in general cost report reserves and related efficiencies in staffing primarily at its Michigan and Central Florida facilities.

OTHER OPERATING EXPENSES

     Other operating expenses were $23.0 million, or 26.3% of revenues in 2002, compared to $21.3 million, or 27.0% of revenues in 2001. The decrease as a percentage of revenues was primarily a result of the aforementioned increase in revenues as a result of the reduction in general cost report reserves and the related operating efficiencies gained by the Company as a result of its new contracts in the Florida market and its Texas operations.

PROVISION FOR DOUBTFUL ACCOUNTS

     The provision for doubtful accounts was $1.4 million, or 1.6% of revenues in 2002, compared to $2.0 million, or 2.5% in 2001. The decrease as a percentage of revenues was primarily a result of additional reserves recorded in 2001 related to payment delays experienced by the Company from one of its payors in its Jacksonville, North Carolina facility, as well as reserves recorded by the Company related to financial difficulties experienced by one of the Company’s former referral sources to its Nevada, Missouri facility.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization was $1.7 million or 2.0% of revenues in 2002, compared to $1.6 million, or 2.1% of revenues in 2001. Depreciation and amortization did not fluctuate significantly as a percentage of revenue during the nine months ended September 30, 2002 when compared to the same period in the prior year.

MANAGEMENT CONTRACT SEGMENT

     The following table states for the periods indicated the results of our management contract operations in dollar and percentage of revenue terms (dollars in thousands):

	Nine Months Ended September 30,

	2002		2001

Revenues	$21,483	100.0%	$20,584	100.0%
Expenses:
Salaries, wages and benefits	14,442	67.2%	13,488	65.5%
Other operating expenses	4,528	21.1%	4,489	21.8%
Provision for doubtful accounts	461	2.1%	220	1.1%
Depreciation and amortization	107	0.5%	78	0.4%

Total operating expenses	19,538	90.9%	18,275	88.8%

Income from operations	$1,945	9.1%	$2,309	11.2%

RAYMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

REVENUES

     Revenues increased by 4.4%, or $0.9 million, to $21.5 million in 2002 compared to $20.6 million in 2001. The revenue increase is a result of (i) the full nine-month effect of the expansion of two Florida programs started in June 2001, which increased revenues by $1.9 million, and (ii) a new contract awarded to the Company which began operations on February 18, 2002 and generated $1.7 million in revenues during the nine-month period. The aforementioned increases were partially offset by the termination of two of the Company’s Puerto Rico contracts, which decreased revenues by $1.7 million and a decrease in billings at two of the Company’s Florida contracts which decreased revenues by $1.0 million.

SALARIES, WAGES AND BENEFITS

     Salaries, wages and benefits were $14.4 million, or 67.2% of revenues in 2002, compared to $13.5 million, or 65.5% in 2001. The increase as a percentage of revenues was primarily attributable to the termination of one of the Company’s Puerto Rico contracts in December 2001 which had a lower than segment-average salary cost as a percentage of revenues.

OTHER OPERATING EXPENSES

     Other operating expenses were $4.5 million or 21.1% of revenues in 2002, compared to $4.5 million or 21.8% of revenues in 2001. Other operating expenses did not fluctuate significantly as a percentage of revenue when compared to the same period in the prior year.

PROVISION FOR DOUBTFUL ACCOUNTS

     The provision for doubtful accounts was $0.5 million, or 2.1% of revenues in 2002, compared to $0.2 million, or 1.1% in 2001. Fluctuations in the provision for doubtful accounts relate primarily to the increase in reserves related to the Company’s management contracts in Puerto Rico. The Company increased its provision for doubtful accounts by $0.3 million during the nine month period ended September 30, 2002, when compared to the same period in the prior year.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization was $0.1 million, or 0.5% of revenues in 2002, compared to $0.08 million, or 0.4% of revenues in 2001. Depreciation and amortization did not fluctuate significantly as a percentage of revenues.

RAYMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

CORPORATE AND OTHER

     The following table states for the periods indicated total revenues and corporate office expenses in dollar and percentage of revenue terms (dollars in thousands):

	Nine Months Ended September 30,

	2002		2001

Revenues:
Owned operations	$87,380		$78,683
Management contracts	21,483		20,584

Total revenues	$108,863	100.0%	$99,267	100.0%
Expenses:
Salaries, wages and benefits	2,560	2.4%	2,070	21. %
Other operating expenses	1,986	1.8%	2,325	2.3%
Depreciation and amortization	85	0.1%	120	0.1%
Interest and other financing charges	1,871	1.7%	2,597	2.6%
Asset impairment charges	125	0.1%	—	—
Provision for income taxes	(6,215)	(5.7%)	472	0.5%

SALARIES, WAGES AND BENEFITS

     Corporate salaries, wages and benefits were $2.6 million, or 2.4% of revenues in 2002, compared to $2.1 million, or 2.1% in 2001. The increase as a percentage of revenues is attributable to a $0.5 million charge for the restructuring of an employment contract for one of the Company’s executives during the quarter ended June 30, 2002.

OTHER OPERATING EXPENSES

     Other operating expenses were $2.0 million, or 1.8% of revenues in 2002, compared to $2.3 million, or 2.3% of revenues in 2001. The decrease as a percentage of revenues is primarily attributable to a reduction in professional fees, travel and various other corporate office expenses.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization was $0.09 million, or 0.1% of revenues in 2002, compared to $0.1 million, or 0.1% of revenues in 2001. Depreciation and amortization did not fluctuate as a percentage of revenue when compared to the same period in the prior year.

INTEREST AND OTHER FINANCING CHARGES

     Interest and other financing charges was $1.9 million, or 1.7% of total consolidated revenues in 2002, compared to $2.6 million, or 2.6% of total consolidated revenues in 2001. The decrease in interest and other financing charges is primarily attributable to a decrease in the Company’s average outstanding borrowings and a decrease in interest rates on the Company’s Senior Credit Facility between periods.

ASSET IMPAIRMENT CHARGES

     During the nine months ended September 30, 2002, the Company recorded asset impairment charges of $0.1 million in connection with assets held for sale in South Carolina. The asset impairment charge was determined based on the difference between the carrying value of the asset and expected net proceeds from the sale.

PROVISION FOR INCOME TAXES

     During the nine months ended September 30, 2002, the Company reversed $6.7 million of the valuation allowance placed on its deferred tax assets relating to temporary differences that will result in deductible amounts in future years and net operating loss carryforwards. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income within the carryforward period available under tax law. The Company has reversed a portion of the valuation allowance because, based on a current review of available objective and

RAYMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

verifiable evidence, it is management’s judgment that a portion of the tax benefits associated with the Company’s deferred tax assets will more likely than not be realized. Such evidence includes updated expectations about sufficient future years’ taxable income which reflect the continuing improvement in the Company’s operating results.

     The Company has available federal net operating loss carryforwards totaling approximately $33.0 million, which expire in the years 2010 to 2018. The Company also has available alternative minimum tax credit carryforwards of approximately $1.2 million which may be carried forward indefinitely.

     The net deferred tax asset represents management’s best estimate of the tax benefits that will more likely than not be realized in future years at each reporting date. However, there can be no assurance that the Company can generate taxable income to realize the net deferred tax asset. In addition, under the Tax Reform Act of 1986, certain future changes in ownership resulting from the sale of stock may limit the amount of net operating loss carryforwards that can be utilized on an annual basis. The Company has and continues to evaluate compliance relating to the utilization of the net operating loss carryforwards, and believes it has complied in all respects. A failure to meet the requirements could result in a loss or limitation of the utilization of carryforwards, which could have a material adverse effect on the Company’s financial position and results of operations in future periods.

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

RAYMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s primary liquidity needs are for working capital, capital expenditures, and debt service. The Company’s primary sources of liquidity are cash flows from operations and borrowings under its revolving credit line.

     At September 30, 2002 and December 31, 2001, the Company had $12.6 million and $13.1 million, respectively, in working capital and $1.6 million and $0.8 million, respectively, in cash and cash equivalents. Working capital as of September 30, 2002 consisted primarily of $1.6 million in cash and cash equivalents, $23.2 million in accounts receivable and $5.9 million in other current assets, net of $18.1 million in current liabilities. The decrease in working capital between periods is primarily a result of a decrease in net accounts receivable and other current assets, partially offset by an increase in current liabilities resulting primarily from year end timing differences in the payment of certain liabilities.

     Net cash provided by operating activities increased to $8.9 million during the nine months ended September 30, 2002. The increase in cash provided by operating activities was primarily attributable to the increase in net income during the period and favorable variances in operating assets and liabilities.

     Cash used in investing activities was $2.0 million for the nine months ended September 30, 2002 as compared to cash used in investing activities of $1.3 million during the nine months ended September 30, 2001. The increase in investing activities was primarily attributable to $2.2 million used in expenditures for property and equipment, offset by approximately $0.2 million in proceeds from the sale of certain assets. Cash used in investing activities during 2001 was primarily attributable to $1.8 million used in expenditures for property and equipment, offset by approximately $0.5 million in proceeds from the sale of certain assets.

     Net cash used in financing activities was $6.0 million for the nine months ended September 30, 2002 as compared to cash provided by financing activities of $2.3 million during the nine months ended September 30, 2001. Cash used in financing activities in 2002 and 2001 related primarily to repayments of borrowings under the Company’s term loan offset by proceeds from borrowing under the revolving credit facility.

     The Company has experienced delays in the collection of receivables from its contracts in Puerto Rico. As of September 30, 2002, the Company had approximately $3.3 million in outstanding receivables due from the Commonwealth of Puerto Rico, of which $2.0 million was over 120 days past due. Reserves against outstanding Puerto Rico receivables were $1.4 million as of September 30, 2002. The Company and its advisors are in active discussions with the Government of Puerto Rico with respect to the payment of the outstanding receivables. The Company believes that it has fully performed its obligations under the Puerto Rico contracts and is entitled to receive payment of these receivables in full. Although the Company has been advised by its legal counsel that the net receivables due on the Puerto Rico contracts are collectable, there can be no assurances that future transactions or events will not result in the need for additional reserves for these accounts receivable. If the Company were to record additional reserves, it would adversely affect earnings in the period in which the reserves are recorded.

     The Government of Puerto Rico has informed the Company that, as a result of budgetary constraints, it will cancel various contracts with private sector providers. In connection therewith, the Company has agreed with the Government of Puerto Rico to terminate its contract to provide educational services to juveniles in Puerto Rico effective August 14, 2002. On April 16, 2002, the Company and the Government of Puerto Rico agreed to the cancellation of the Company’s contract to provide a 20-bed specialized mental health treatment program for youth referred by the Mental Health and Anti-Addiction Services Administration of Puerto Rico. Total revenues and operating losses from these contracts during the nine-month period ended September 30, 2002 were $2.0 million and $0.4 million, respectively.

     The Company’s amended senior credit facility (the “Senior Credit Facility”) consists of a term loan (the “Term Loan”) payable in monthly installments ranging from $83,000 to $302,000 with a final installment of $3,600,000 due on October 30, 2003 and a revolving credit facility (the “Revolver”) for an amount up to the lesser of $15,000,000 or the borrowing base of the Company’s receivables (as defined in the agreement). As of September 30, 2002, the availability under the Revolver was approximately $9.2 million.

     Management of the Company believes that it can meet its current cash requirements and future identifiable needs with internally generated funds from operations and funds available under its Senior Credit Facility. However, if the Company should need to obtain liquidity through other sources of debt or

RAYMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

equity, the following factors, in addition to the risk factors discussed in the Company’s Form 10-K for December 31, 2001, should be considered:

•	Ability to Raise Additional Capital. Although the Company believes that it can obtain additional liquidity, there can be no assurances that the Company will be able to raise debt or equity capital through other sources, or if obtained, that it will be on terms acceptable to the Company. The incurring or assumption by the Company of additional indebtedness could result in the issuance of additional equity and/or debt, which could have a dilutive effect on current shareholders and a significant effect on the Company’s operations.

•	Ability to Borrow Funds under Senior Credit Facility. The Company’s ability to borrow funds under its Senior Credit Facility may be terminated if the Company fails to comply with the restrictive financial and operating covenants contained in the Senior Credit Facility. If the Company is unable to operate its business within the covenants specified in the Senior Credit Facility, the Company’s ability to obtain future amendments to the covenants is not assured, and the Company’s ability to make borrowings required to operate its business could be restricted or terminated. Such a restriction or termination would have a material adverse effect on the Company’s liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     While the Company is exposed to changes in interest rates as a result of its outstanding variable rate debt, the Company does not currently utilize any derivative financial instruments related to its interest rate exposure. The Company believes that its exposure to market risk will not result in a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

ITEM 4. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within the last ninety days and have concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its subsidiaries required to be included in our periodic filings with the Securities and Exchange Commission. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is party to certain claims, suits and complaints, whether arising from the acts or omissions of its employees, providers or others, which arise in the ordinary course of business. The Company has established reserves at June 30, 2002 for the estimated amounts, which might be recovered from the Company as a result of all outstanding legal proceedings. In the opinion of management, the ultimate resolution of these pending legal proceedings is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults upon Senior Securities

     None.

RAYMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Securities Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     The Exhibits required to be filed as part of this Quarterly Report on Form 10-Q are as follows:

Exhibit 10.1	Ninth Amendment to Loan and Security Agreement and Consent dated as of September 6, 2002 by and among the Company, the subsidiaries of the Company and Fleet Capital Corporation, as agent and lender.

Exhibit 10.2	Fourth Amendment to Amended and Restated Subordinated Note and Warrant Purchase Agreement dated as of September 6, 2002 by and among the Company, the subsidiaries of the Company as Guarantors and SunTrust Banks, Inc. and ING Capital, LLC as Purchasers.

Exhibit 10.3	Commercial Lease Agreement dated as of September, 2002 between Ramsay Hospital Properties, Inc. and Ramsay Youth Services of Georgia, Inc.

Exhibit 10.4	Guarantee of Obligation Pursuant to Lease Agreement described in Exhibit 10.3 above dated as of September, 2002 by the Company in favor of Ramsay Hospital Properties, Inc.

Exhibit 11	Computation of Net Income Per Share.

Exhibit 99.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350

Exhibit 99.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350

Exhibit 99.3	Press Release dated November 8, 2002

     (b)  Current Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 2002.

RAYMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereupon duly authorized.

RAMSAY YOUTH SERVICES, INC. Registrant

/s/ Marcio C. Cabrera

Marcio C. Cabrera Executive Vice President and Chief Financial Officer

Date: November 13, 2002

CERTIFICATION

I, Luis E. Lamela, Chief Executive Officer of Ramsay Youth Services, Inc. (the “Company”), certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of the Company;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4.     The Company’s Chief Financial Officer and I are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The Company’s Chief Financial Officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and to the audit committee of the Company’s board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

     6.     The Company’s Chief Financial Officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
By: /s/ Luis E. Lamela

Chief Executive Officer

CERTIFICATION

I, Marcio C. Cabrera, Chief Financial Officer of Ramsay Youth Services, Inc. (the “Company”), certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of the Company;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

     4.     The Company’s Chief Executive Officer and I are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The Company’s Chief Executive Officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and to the audit committee of the Company’s board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

     6.     The Company’s Chief Executive Officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
By: /s/ Marcio C. Cabrera

Chief Financial Officer