Form 10-K
period 2002-12-31
RAMSAY YOUTH SERVICES INC
filed 2003-03-28
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

  [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No. [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No. [X]

         The aggregate market value of Common Stock held by non-affiliates on June 30, 2002 was $14,044,730. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the common stock of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant.

         The number of share of the registrant's Common Stock outstanding as of March 14, 2003 was 9,297,831.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of the registrant's proxy statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A for the registrant's 2003 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

                           FORWARD-LOOKING STATEMENTS

                  In connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, Ramsay Youth Services, Inc. ("Ramsay" or the "Company") notes that this report contains forward-looking statements about the Company. The Company is hereby setting forth cautionary statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements or information made by or on behalf of or concerning the Company. Some of the most significant factors include (i) accelerating changes occurring in the behavioral healthcare and at-risk youth industry, including competition from consolidating and integrated provider systems and limitations on reimbursement rates, (ii) federal and state governmental budgetary constraints which could have the effect of limiting the amount of funds available to support governmental programs,
(iii) statutory, regulatory and administrative changes or interpretations of existing statutory and regulatory provisions affecting the conduct of the Company's business and affecting current and prior reimbursement for the Company's services, and (iv) fluctuations in the numbers of patients receiving treatment in our health care treatment programs. There can be no assurance that any anticipated future results will be achieved. As a result of the factors identified above, and including any other factors, the Company's actual results or financial condition could vary significantly from the performance or expectation set forth in any forward-looking statements or information.

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

                                     PART I

ITEM 1.   BUSINESS.

General

                  The Company is a provider of behavioral health care treatment programs and services focused on at-risk and special-needs youth. The Company offers a full spectrum of treatment programs and services in residential and non-residential settings. The programs and services are offered through a network of Company-owned or leased facilities ("Owned Operations") and state or government-owned facilities ("Management Contract Operations"). See Note 8 of the Company's Consolidated Financial Statements for information regarding revenue, profit, assets and other financial information on the Company's Owned Operations and Managed Contract Operations segments. The Company is head-quartered in Coral Gables, Florida and has operations in Alabama, Florida, Georgia, Hawaii, Missouri, Michigan, Nevada, North Carolina, South Carolina, Texas, Utah and Puerto Rico. The Company also provides a limited range of adult behavioral healthcare services at certain of its locations in response to community demand.

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

- Residential Treatment Programs - Residential treatment programs provide safe, secure and highly structured environments for the evaluation and development of long-term, intensive and transitional treatment services. The programs focus on a cognitive-behavioral model with family, group and individual counseling, social and life skills development and educational and recreational programs. The primary focus of these services is to reshape antisocial behaviors by stressing responsibility and achievement of performance and treatment goals.

- Community-Based Programs - Community-based programs are designed to meet the special needs of youths and their families, while enabling them to remain living at home or in their community. The primary focus of this program is to provide youths who have a clinically definable emotional, psychiatric or dependency disorder with therapeutic services. Youths who are assisted through this program have either transitioned out of a residential treatment program or do not require the intensive services of a residential treatment program.

FACILITIES

                  As of December 31, 2002, the Company's Owned Operations segment consisted of eleven residential facilities, nine therapeutic community living facilities and two stand-alone non-residential facilities in which community-based programs and services are offered. The facilities in the Owned Operations segment are either owned or leased directly by the Company. As of December 31, 2002, the Company's Management Contract Operations segment consisted of eight contracts in which the Company has the right to occupy the facility.

                  The following table sets forth the programs and services offered by the Company as of December 31, 2002 in the various markets in which it operates:

                    MARKET                                  PROGRAMS AND SERVICES
                    ------                                  ---------------------

OWNED OPERATIONS

Alabama:
    Dothan Facility........................          Residential Treatment Programs and
                                                     Acute Inpatient Services
    Hill Crest Facility....................          Residential Treatment Programs,
                                                     Acute Inpatient Services and
                                                     Community-Based Programs
    Bessemer I.............................          Community Based Programs
    Bessemer II ...........................          Community Based Programs
    Higdon Hill ...........................          Community Based Programs
    Piedmont...............................          Community Based Programs

Florida:
    Gulf Coast Treatment Center............          Residential Treatment Programs
    Manatee Adolescent Treatment Services..          Residential Treatment Programs
    Manatee Palms Youth Services...........          Residential Treatment Programs and
                                                     Community-Based Programs
    Riverdale Country School...............          Community-Based Programs
    Family Counseling Center...............          Community-Based Programs

Hawaii:
    Pearl City.............................          Residential Treatment Programs

Michigan:
    Havenwyck Facility.....................          Residential Treatment Programs,
                                                     Acute Inpatient Services and
                                                     Community-Based Programs

Missouri:
    Heartland Facility.....................          Residential Treatment Programs,
                                                     Acute Inpatient Services and
                                                     Community-Based Programs
    Heartland House........................          Community Based Programs

Nevada:
    Briarwood Las Vegas....................          Community Based Programs
    Briarwood Reno North...................          Community Based Programs
    Briarwood Reno South...................          Community Based Programs

North Carolina:
    Brynn Marr Facility....................          Residential Treatment Programs,
                                                     Acute Inpatient Services and
                                                     Community-Based Programs

South Carolina:
    Coastal Harbor.........................          Community Based Programs

Texas:
    Mission Vista Facility.................          Acute Inpatient Services

Utah:
    Benchmark Regional Facility............          Residential Treatment Programs

                    MARKET                                  PROGRAMS AND SERVICES
                    ------                                  ---------------------

MANAGEMENT CONTRACTS

Florida:
    Everglades Youth Development Center.......       Residential Treatment Programs
    Florida Institute for Girls...............       Residential Treatment Programs
    Kingsley Center...........................       Residential Treatment Programs
    Okaloosa Youth Academy....................       Residential Treatment Programs
    Southern Glades Youth Camp................       Residential Treatment Programs
    Milton Girls Juvenile Residential Facility       Residential Treatment Programs

Georgia:
    McIntosh Youth Development Campus.........       Residential Treatment Programs

Puerto Rico:
    Bayamon Detention Center..................       Residential Treatment Programs

Market for the Company's Services

                  Expenditures for the youth services industry totaled $60.0 billion in 2000, and continues to grow at a rate of 9% per annum. The Company believes that the market for behavioral healthcare and youth services in the United States will continue to grow based on the following compelling industry demographics:

- At least eleven million youth have a serious diagnosable mental, emotional or behavioral health disorder.

- Over one million youths enter the juvenile justice system each year and it is estimated that 60% of these youth have a mental disorder. Approximately 50% to 75% of these youths also have substance abuse issues and nearly 40% of them have learning disabilities.

- Approximately three million children are reported as abused or neglected each year, of which 90% of them fail to receive the services they need.

-        The general youth population is expected to grow by 21% by the year
         2010.

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

         For inpatient services, Blue Cross plans reimburse based on charges or negotiated rates in all areas in which the Company presently operates facilities, except Alabama. In certain states in which the Company operates, Blue Cross reimbursement is approved through a rate-setting process and, therefore, Blue Cross may reimburse the Company at a rate less than billed charges. Under cost-based Blue Cross programs, such as those in Alabama, direct reimbursement to facilities typically is lower than the facility's charges, and patients are not responsible for the difference between the amount reimbursed by Blue Cross and the facility's charges.

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

- Medicare - Medicare is the federal health insurance program for the aged and disabled. Medicare reimburses providers of psychiatric care for inpatient and outpatient services and providers of long term acute care services. Medicare reimburses psychiatric hospitals and long term care hospitals on a reasonable cost basis for inpatient care. Medicare reimburses providers of hospital outpatient psychiatric services, including partial hospitalization programs, based on the hospital prospective payment system. Medicare reimburses other providers of outpatient psychiatric services on fee for service and reasonable cost basis. Medicare reimbursement is typically less than the Company's established charges for services provided to Medicare patients. Patients are not responsible for the difference between the reimbursed amount and the established charges other than for applicable non-covered charges, coinsurance and deductibles. The Medicare program is administered by the Centers for Medicare and Medicaid Services ("CMS"), formerly known as the Health Care Financing Administration.

         Pursuant to the Balanced Budget Refinement Act of 1999, CMS is required to implement prospective payment systems for both psychiatric hospitals and long term care hospitals. CMS has recently issued proposed regulations for a long term care hospital prospective payment system but has not yet issued proposed rules for a prospective payment system for psychiatric hospitals. CMS has indicated it intends to issue proposed rules for the prospective payment system for psychiatric hospitals on April 25, 2003. It is likely that these new payment systems will impact the Company's revenues; however, the significance and the positive or negative nature of such impact is not yet clear as no proposed rules have yet been issued for psychiatric hospitals.

         Medicare reimbursement to exempt psychiatric and chemical dependency facilities is currently subject to the payment limitations and incentives established in the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"). These facilities are currently paid on the basis of each facility's historical costs trended forward, with a limit placed on the rate of increase in per case reimbursable costs. Facilities with costs less than their respective target rate per discharge are currently reimbursed based on allowable Medicare costs, plus an additional incentive payment. Medicare reimbursement under TEFRA to facilities exempt from prospective payment, such as the Company's facilities, have been adversely affected by the Balanced Budget Act of 1997 (the "BBA"), passed by Congress in July 1997. Under certain provisions of the BBA, effective July 1, 1998 for the Company, target rates per discharge were capped, the formula by which incentive payments are calculated was modified to reduce these payments and allowable Medicare capital costs were reduced by 15%. However, subsequent to the passage of the BBA, Congress has passed the Balanced Budget Refinement Act of 1999 and the Benefit Improvement and Protection Act of 2000 (collectively the "New Acts"). Under the New Acts, the amount of incentive payments was increased effective for cost reporting periods beginning on or after October 1, 2001.

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

                  Under another federal provision, known as the "Stark" law or "self-referral" prohibition, physicians who have an investment or compensation relationship with an entity furnishing certain designated health services (including inpatient and outpatient hospital services) may not, subject to certain exceptions, refer Medicare patients for designated health services to that entity. Similarly, facilities may not bill Medicare or any other party for services furnished pursuant to a prohibited referral. Additionally, law enforcement authorities, including the Office of the Inspector General, the courts and Congress are increasing scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. Investigators also have demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purposes of payments between healthcare providers and potential referral sources. Violation of these provisions may result in disallowance of Medicare claims for the affected services, as well as the imposition of civil monetary penalties and program exclusion. In addition, the Stark law prevents states from receiving federal Medicaid matching payments for designated health services that are provided as a result of a prohibited referral. Often as a result of this requirement, a number of states have enacted prohibitions similar to the Stark law covering referrals of non-Medicare business. The Company conducts business in numerous states that have passed legislation which, under certain circumstances, either may prohibit the referral of private pay patients to healthcare entities in which the physician has an ownership or investment interest, or with which the physician has a compensation arrangement, or may require the disclosure of such interest to the patient. All of these rules are very restrictive, prohibit submission of claims for payment related to prohibited referrals and provide for the imposition of civil monetary penalties and criminal prosecution. The Company is unable to predict how these laws may be applied in the future, or whether the federal government or states in which the Company operates will enact more restrictive legislation or restrictions that could under certain circumstances impact the Company's operations.

                  In addition to the regulations set forth above, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") broadened the scope of the fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. This act also created new enforcement mechanisms to combat fraud and abuse including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials now have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud. It also establishes a new violation for the payment of inducements to Medicare and Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner. Although we do not know of any current violations of the fraud and abuse provisions of HIPPA, if we were found to be in violation of these provisions, the government could seek penalties against the Company including exclusion from participation to government payer programs.
Significant fines could cause liquidity problems and adversely affect our results of operations.

         The Department of Health and Human Services (referred to as "HHS") has enacted standards for information sharing, security and patient confidentiality. The HHS, in its administrative simplification provisions, has published two sets of final regulations implementing healthcare transactions and privacy standards under HIPAA. These regulations apply to what are termed "covered entities" and, under terms of the regulations, Ramsay is a covered entity.

         The first set of final regulations requires covered entities to use uniform standards, including data reporting, formatting, and coding for common healthcare transactions. The Standards for Electronic Transactions Final Rule was published August 2000 and became effective October 2000 with a compliance date of October 2002. This effective date has now been delayed to October 2003.

         The second set of final regulations imposes new standards relating to the privacy of individually identifiable health information. The Standards for Privacy and Individually Identifiable Health Information Final Rule was published December 2000 and became effective April 2001 with a compliance date of April 2003. These standards require covered entities to comply with rules governing the use and disclosure of protected health information. The standards also require covered entities to enter into certain contractual provisions with any business associate to whom individually identifiable information is disclosed.

         A third set of regulations under HIPAA, the Final Rule for Security Standards, was published in February 2003 with a compliance date of April 2005. The Final Rule establishes minimum security requirements for covered entities to protect health information in electronic form. In some cases, we will also have to comply with applicable state regulations regarding privacy and medical information.

         We are currently assessing the privacy and security standards to ensure that we have the required systems and procedures in place to comply with the new HIPAA regulations. While we will incur costs to become compliant with the HIPAA regulations for electronic transaction processing, we believe this will not have a significant overall impact on our results of operations.

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

                  The Company is also subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim (or causing a claim to be presented) for payment from Medicare, Medicaid or other third party payors that is false or fraudulent. The standard for "knowing and willful" often includes conduct that amounts to a reckless disregard for whether accurate information is presented by claims processors. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare program, and imprisonment. One of the most prominent of these laws is the Federal False Claims Act, which may be enforced by the federal government directly, or by a qui tam plaintiff on the government's behalf. Under the False Claims Act, both the government and the private plaintiff, if successful, are permitted to recover substantial monetary penalties, as well as an amount equal to three times actual damages. In some cases, qui tam plaintiffs and the federal government have taken the position that violations of the anti-kickback statute and the Stark Law should also be prosecuted as violations of the federal False Claims Act. Management believes that the Company has procedures in place to ensure the accurate completion of claims forms and requests for payment. However, the laws and regulations defining proper Medicare or Medicaid billing are frequently unclear and have not been subjected to extensive judicial or agency interpretation. Billing errors can occur despite the Company's best efforts to prevent or correct them, and we cannot assure you that the government will regard such errors as inadvertent and not in violation of the False Claims Act or related statutes. The Company is not currently aware of any actions against the Company under the False Claims Act.

                  There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing patient privacy concerns. In particular, on December 28, 2000, the Department of Health and Human Services ("DHHS") released final health privacy regulations implementing portions of the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996. These final health privacy regulations have an effective date of April 14, 2001, and a compliance date of April 14, 2003. Subject to limited exceptions, these regulations restrict how healthcare providers use and disclose medical records and other individually identifiable health information, whether communicated electronically, on paper or orally. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used and disclosed. HIPAA is far-reaching and complex and the government's delay in providing guidance on some aspects of the law may affect the timeliness of our compliance efforts. Additionally, different approaches to HIPAA's provisions and varying enforcement philosophies in the different states may adversely affect our ability to standardize our products and services across state lines.

                  The Company is also subject to regulations promulgated under the Administrative Simplification Provisions establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. These statutes vary by state and could impose additional penalties. If the Company fails to comply with these regulations, we could suffer civil penalties up to $25,000 per calendar year for each violation and criminal penalties with fines of up to $250,000 per violation. Our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under the Administrative Simplification Provisions. These state laws could impose additional penalties for non-compliance.

                  The Company believes that it is currently in compliance in all material respects with applicable current statutes and regulations governing its business. The Company monitors its compliance with applicable statutes and regulations and works with regulators concerning various compliance issues that arise from time to time. Notwithstanding the foregoing, the regulatory approach in the at-risk youth industry and behavioral healthcare industry is extensive and evolving and there can be no assurance that a regulatory agency will not take the position, under existing or future statutes or regulations, or as a result of a change in the manner in which existing statutes or regulations are or may be interpreted or applied, that the conduct of all or a portion of the Company's operation within a given jurisdiction is or will be subject to further licensure and regulation. Expansion of the Company's businesses to cover additional geographic areas or to different types of products or customers could also subject it to additional licensure and regulatory requirements.

Insurance

                  The Company carries general and professional liability, comprehensive property damage, malpractice, workers' compensation, and other insurance coverages that management considers adequate for the protection of its assets and operations.

                  The Company maintains self-insured retentions related to its professional and general liability and workers' compensation insurance programs. The Company's operations are insured for professional liability on a claims-made basis and for general liability and workers' compensation on an occurrence basis. The Company records the liability for uninsured losses related to asserted and unasserted claims arising from reported and unreported incidents based on independent valuations which consider claim development factors, the specific nature of the facts and circumstances giving rise to each reported incident and the Company's history with respect to similar claims. The development factors are based on a blending of the Company's actual experience with industry standards.

                  The Company funds the expected losses of its workers' compensation claims through a rent-a-captive arrangement with an offshore entity wholly owned by a United States insurance carrier. The Company also maintains an aggregate stop loss policy for its workers' compensation claims.

Additional Information

                  The Company files reports with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site at www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically.

                  The Company's Internet website address is www.ramsay.com. The Company makes available free of charge on or through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission. The Company also makes available on its web site other reports filed with the SEC under the Securities Exchange Act of 1934, as amended, including its proxy statements and reports filed by officers and directors under Section 16(a) of that Act. These reports may be found on the web site by selecting the option entitled "SEC REPORTS" under the "INVESTOR RELATIONS" area of the web site. The Company does not intend for information contained in its Web site to be part of this Form 10-K.

                  The Company maintains a code of ethics that is applicable to all employees, including the Company's Chief Executive Officer and senior financial officers. This code requires continued observance of high ethical standards such as honesty, integrity and compliance with the law in the conduct of the Company's business.

Employees

                  As of December 31, 2002, the Company employed approximately 2,362 full-time and 181 part-time employees, including a corporate headquarters staff of approximately 24 full-time employees. None of the Company's employees are covered by collective bargaining agreements. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES.

                  The following table provides information concerning the Company's properties as of December 31, 2002:

                                                    DATE OPENED            NATURE OF
             FACILITY (3)                           OR ACQUIRED            OCCUPANCY
             ------------                           -----------            ---------

McIntosh Youth Development Campus             October 2002                  Right to
    Darien, GA(4).....................                                       Occupy
Macon Behavioral Health System
    Macon, GA(5)......................        September 2002                 Leased
Briarwood South
    Reno, NV..........................        February 2002                  Leased
Milton Girls Juvenile Residential
Facility                                                                    Right to
    Milton, FL(4).....................        February 2002                  Occupy
Riverdale Country School
    Palm Bay, FL......................        August 2001                    Leased
Bessemer II
    Bessemer, AL......................        September 2000                 Owned

                                                    DATE OPENED            NATURE OF
             FACILITY (3)                           OR ACQUIRED            OCCUPANCY
             ------------                           -----------            ---------

Manatee Palms Youth Services                  August 2000                    Owned
    Bradenton, FL.....................
Manatee Adolescent Treatment Services
    Bradenton, FL.....................        August 2000                    Owned
Kingsley Center                                                             Right to
    Arcadia, FL(4)....................        August 2000                    Occupy
Family Counseling Center
    Palm Bay, FL......................        July 2000                      Leased
Pearl City                                                                  Right to
    Pearl City, HI(4).................        June 2000                      Occupy
Southern Glades Youth Camp                                                  Right to
    Florida City, FL(4)...............        April 2000                     Occupy
Everglades Youth Development Center
    Florida City, FL(4)...............                                      Right to
                                              April 2000                     Occupy
Florida Institute for Girls                                                 Right to
    West Palm Beach, FL(4)............        March 2000                     Occupy
Okaloosa Youth Academy                                                      Right to
    Crestview, FL(4)..................        October 1999                   Occupy
Bayamon Detention Center                                                    Right to
    Bayamon, PR(4)....................        September 1999                 Occupy
Briarwood Las Vegas
   Las Vegas, NV......................        June 1999                      Owned
Bessemer I
   Bessemer, AL.......................        April 1999                     Owned
Coastal Harbor
   Conway, SC.........................        October 1998                   Owned
Dothan Facility
   Dothan, Alabama....................        April 1998                     Owned
Heartland House
   Nevada, MO.........................        August 1997                    Owned
Gulf Coast Treatment Center
   Fort Walton Beach, FL..............        December 1996                  Owned
Higdon Hill
   Birmingham, AL.....................        July 1996                      Owned
Briarwood North
   Reno, NV...........................        July 1995                      Leased
Mission Vista Facility
   San Antonio, TX(2).................        November 1991                  Leased
Benchmark Regional Facility
   Woods Cross, UT....................        August 1986                    Owned
Heartland Facility
   Nevada, MO.........................        April 1984                     Owned
Hill Crest Facility
   Birmingham, AL.....................        January 1984                   Owned
Brynn Marr Facility
   Jacksonville, NC...................        December 1983                  Owned
Havenwyck Facility
   Auburn Hills, MI(1)................        November 1983                  Leased

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

(3) Excludes the Company's Meadowlake Facility and the Company's Pelion therapeutic living facility which were leased to independent healthcare providers, and various office leases with remaining lease terms ranging from one to five years. The Company has pledged substantially all of its owned real property as collateral for the Senior Credit Facility.

(4) The Company has the right to occupy these facilities rent free for the duration of the Company's contract to provide services.

(5) In September 2002, the Company entered into a lease agreement for this 110-bed facility in Macon, Georgia with a corporate affiliate of Mr. Paul J. Ramsay, Chairman of the Board of the Company and beneficial owner of approximately 60% of the Company's outstanding stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                  The Company leases office space for its corporate headquarters in Coral Gables, Florida, (through December 31, 2005) and various regional offices. These leases have terms which generally range from three to five years, with renewal options.

ITEM 3.  LEGAL PROCEEDINGS.

                  The Company is party to certain claims, suits and complaints, whether arising from the acts or omissions of its employees, providers or others, which arise in the ordinary course of business. The Company has established reserves at December 31, 2002 for the estimated amount, which might be recovered from the Company as a result of all outstanding legal proceedings. In the opinion of management, the ultimate resolution of these pending legal proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

                  The Company's Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ SmallCap Market under the symbol RYOU. On March 14, 2003, there were 271 holders of record of the Company's Common Stock. No cash dividends have been declared on the Common Stock since the Company was organized.

                  The Company changed its fiscal year end from June 30 to December 31, effective December 1998.

                  Effective October 13, 2000, the Company's Common Stock was delisted from the NASDAQ National Market System and commenced trading on the NASDAQ Smallcap Market.

                  The following table sets forth the range of high and low closing sales prices per share of the Company's Common Stock for each of the quarters during the years ended December 31, 2002 and 2001, as reported on the NASDAQ SmallCap Market:

                                                             HIGH             LOW
                                                             ----             ---

Year ended December 31, 2002
   First Quarter.....................................         $4.40            $3.63
   Second Quarter....................................          4.83             3.07
   Third Quarter.....................................          5.94             3.95
   Fourth Quarter....................................          4.36             3.35

Year ended December 31, 2001
   First Quarter.....................................         $1.03            $0.69
   Second Quarter....................................          2.70             0.84
   Third Quarter.....................................          5.05             1.95
   Fourth Quarter....................................          4.50             2.76

                  On March 14, 2003, the closing sales price of the Company's Common Stock was $4.11 per share.

                  The following table provides information as of December 31, 2002 with respect to compensation plans (including individual compensation arrangements) under which the Company's equity securities are authorized for issuance.

                                                                    EQUITY COMPENSATION PLAN INFORMATION
                                                    --------------------------------------------------------------------------

                                                                                                      NUMBER OF SECURITIES
                                                    NUMBER OF SECURITIES                              REMAINING AVAILABLE
                                                     TO BE ISSUED UPON                              FOR FUTURE ISSUANCE UNDER
                                                        EXERCISE OF           WEIGHTED-AVERAGE      EQUITY COMPENSATION PLANS
                                                     OUTSTANDING OPTIONS,     EXERCISE PRICE OF       (EXCLUDING SECURITIES
                                                    WARRANTS AND RIGHTS      OUTSTANDING OPTIONS,    REFLECTED IN COLUMN (A))
            PLAN CATEGORY                             (IN THOUSANDS)         WARRANTS AND RIGHTS         (IN THOUSANDS)
            -------------                           ---------------------    -------------------    --------------------------
                                                           (a)                       (b)                        (c)

Equity compensation plans approved by
   security holders ..........................            2,614                      1.27                       173

Equity compensation plans not approved by
   security holders ..........................              488                      8.81                       --
                                                          -----                      ----                      ---

Total ........................................            3,102                      2.46                      173
                                                          =====                      ====                      ===

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

                                                                  YEAR ENDED                        SIX MONTHS       YEAR
                                                                  DECEMBER 31,                         ENDED         ENDED
                                              --------------------------------------------------    DECEMBER 31,    JUNE 30,
                                                 2002         2001          2000         1999          1998          1998
                                              ---------     ---------     ---------     --------    ------------   ---------
                                                                  (in thousands, except per share data)

Statement of Operations Data:
   Total revenues ........................    $ 145,156     $ 134,416     $ 108,360     $ 81,474     $  47,892     $ 155,211

   Salaries, wages and benefits ..........       90,943        83,563        68,353       49,283        28,313        82,740
   Other operating expenses ..............       40,365        37,715        28,310       25,024        17,470        64,255
   Provision for doubtful accounts .......        1,867         2,911         2,817        1,896         1,549         6,649
   Depreciation and amortization .........        2,577         2,430         2,369        2,366         1,627         5,714
   Restructuring charges .................           --            --            --           --            --         2,349
   Asset impairment charges ..............          125           124            --           --            --        18,316
                                              ---------     ---------     ---------     --------     ---------     ---------
                                                135,877       126,743       101,849       78,569        48,959       180,023
                                              ---------     ---------     ---------     --------     ---------     ---------

   Income (loss) from operations .........        9,279         7,673         6,511        2,905        (1,067)      (24,812)

   Other income ..........................           --            --            --        1,548         8,059           256
   Gain on sale of assets ................           --            --            --           --         2,039            --
   Interest and other financing charges ..       (2,475)       (3,299)       (2,706)      (1,268)       (1,655)       (7,230)
   Losses related to asset sales and
     closed businesses ...................           --          (130)         (705)          --          (947)      (12,483)
                                              ---------     ---------     ---------     --------     ---------     ---------
                                                 (2,475)       (3,429)       (3,411)         280         7,496       (19,457)
                                              ---------     ---------     ---------     --------     ---------     ---------

   Income (loss) before income taxes and
     extraordinary item ..................        6,804         4,244         3,100        3,185         6,429       (44,269)
   Provision (benefit) for income taxes ..       (5,864)          778           248           68         1,591         9,985
                                              ---------     ---------     ---------     --------     ---------     ---------

   Income (loss) before extraordinary item       12,668         3,466         2,852        3,117         4,838       (54,254)

   Extraordinary item:
      Loss from early extinguishment of
        debt, net of income tax benefit ..           --            --            --           --        (2,811)       (4,322)
                                              ---------     ---------     ---------     --------     ---------     ---------

   Net income (loss) .....................    $  12,668     $   3,466     $   2,852     $  3,117     $   2,027     $ (58,576)
                                              =========     =========     =========     ========     =========     =========

    Income (loss) per common share:
       Basic:
          Before extraordinary item ......    $    1.37     $    0.38     $    0.32     $   0.35     $    0.93     $  (15.36)
          Extraordinary item:
             Loss from early
               extinguishment of
               debt ......................           --            --            --           --         (0.63)        (1.20)
                                              ---------     ---------     ---------     --------     ---------     ---------
                                              $    1.37     $    0.38     $    0.32     $   0.35     $    0.30     $  (16.56)
                                              =========     =========     =========     ========     =========     =========

       Diluted:
          Before extraordinary item ......    $    1.11     $    0.34     $    0.32     $   0.33     $    0.70     $  (15.36)
          Extraordinary item:
             Loss from early
               extinguishment
               of debt ...................           --            --            --           --          (.47)        (1.20)
                                              ---------     ---------     ---------     --------     ---------     ---------
                                              $    1.11     $    0.34     $    0.32     $   0.33     $    0.23     $  (16.56)
                                              =========     =========     =========     ========     =========     =========

   Weighted average number of common
     shares outstanding:
      Basic ..............................        9,278         9,046         8,913        8,890         4,487         3,595
                                                            =========     =========     ========     =========     =========
      Diluted ............................       11,405        10,340         8,954        9,538         5,971         3,595
                                              =========     =========     =========     ========     =========     =========


                                                                DECEMBER 31,
                                    --------------------------------------------------------------------         JUNE 30,
                                     2002           2001           2000           1999            1998            1998
                                    -------        -------        -------        -------        --------         --------

Balance Sheet Data:
   Working capital .........        $10,250        $13,099        $ 8,328        $ 1,162        $ (1,575)        $ 2,401
   Total assets ............         73,297         69,011         69,598         56,626          60,628          91,042
   Long-term debt, less
    current portion ........         13,865         23,506         24,708         11,561           7,332          14,398
   Stockholders' equity ....         37,090         24,325         20,833         17,094          13,914           2,249

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

                  The Company renders certain services on a fee-for-service basis and typically bills various payors, such as governmental programs (e.g. Medicare and Medicaid) and private insurance plans for services. The Company derived 36% of its revenues in 2002 from payments made by Medicare and Medicaid. The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels. Also, there can be no assurance that payments under governmental programs or from other payors will remain at present levels. Additionally, funds received under all health care reimbursement programs are subject to audit with respect to the proper billing for physician services and, accordingly, repayments and retroactive adjustments of revenue from these programs could occur. Also, the Company's contract with certain government payors provide for termination in the event the government does not have adequate funding to support the program.

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

Dependence on Major Customer

                  For the year ended December 31, 2002, the Company generated approximately 17.4% of its revenues from the Florida Department of Juvenile Justice. The loss of our contracts with the Florida Department of Juvenile Justice or significant reductions in reimbursement rates under our contracts with the Florida Department of Juvenile Justice could have a material adverse effect on the Company.

Risk Associated with Puerto Rico Market

                  As a result of budgetary constraints, on December 15, 2001 the Government of Puerto Rico cancelled the Company's contract to provide mental health and substance abuse services. In addition, on April 16, 2002 and August 14, 2002, the Government of Puerto Rico also cancelled the Company's contracts to provide a 20-bed specialized treatment program and an educational program to youth in Puerto Rico, respectively. Total revenues from these three contracts for the years ended December 31, 2002, 2001 and 2000 were approximately $2.0 million, $6.2 million and $5.6 million, respectively. Total operating (loss) or income from these contracts for the years ended December 31, 2002, 2001 and 2000 was approximately ($0.3 million), $0.6 million and $1.3 million, respectively. The Company's remaining contract with the Government of Puerto Rico is for the management of the 120-bed Bayamon facility. Although the contract for the management of the Bayamon facility does not expire until April 27, 2004, there can be no assurances that the Government of Puerto Rico will not cancel the contract prior to its expiration date. If the Bayamon contract is cancelled, the Company may incur additional costs and charges associated with the early termination of the contract. Total revenues and operating income generated by the Bayamon facility contract for the year ended December 31, 2002 were approximately $5.8 million and $0.4 million, respectively.

                  The Company has experienced delays in the collection of receivables from certain of its contracts in Puerto Rico. During the year ended December 31, 2002, the Company collected approximately $1.4 million of past due receivables from the Government of Puerto Rico. As of December 31, 2002, the Company had approximately $2.0 million in outstanding receivables due from its contracts in Puerto Rico, of which $1.1 million was over 120 days past due. Reserves against outstanding Puerto Rico receivables were $1.1 million as of December 31, 2002. As of March 14, 2003, the Company had collected approximately $0.9 million of the December 31, 2002 outstanding receivable balance, all of which related to receivables under 120 days past due. The Company and its advisors are in active discussions with the Government of Puerto Rico with respect to the payment of the outstanding receivables. Although the Company has been advised by its legal counsel that the receivables due on the Puerto Rico contracts are collectable, there can be no assurances that the amounts will be collected.

Risks of Financial Leverage

                  The Company's total indebtedness accounted for approximately 33% of its total capitalization as of December 31, 2002. While the Company believes it will be able to service its debt, there can be no assurance to that effect. The degree to which the Company is leveraged could affect its ability to service its indebtedness, make capital expenditures, respond to market conditions, take advantage of certain business opportunities or obtain additional financing. Unexpected declines in the Company's future business, or the inability to obtain additional financing on terms acceptable to the Company, if required, could impair the Company's ability to meet its debt service obligations or fund acquisitions and therefore could have material adverse effect on the Company's business and future prospects.

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

Control by Existing Shareholder

                  As of December 31, 2002, Paul J. Ramsay, our Chairman of the Board, and entities affiliated with Mr. Ramsay, owned approximately 58% of our outstanding common stock. Based on Mr. Ramsay's stock ownership, and the stock ownership of his affiliates, Mr. Ramsay has the ability to control most corporate actions requiring shareholder approval, including the election of directors.

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

                                    OVERVIEW

                  The Company is a provider of behavioral health care treatment programs and services focused on at-risk and special needs youth. The Company offers its full spectrum of programs and services in eleven states and the Commonwealth of Puerto Rico.

                  The programs and services are offered through a network of Company-owned or leased facilities ("Owned Operations") and state or government-owned facilities ("Management Contract Operations"). During the year ended December 31, 2001, the Company refined its segment definitions to better reflect its business operations and management responsibilities. As a result, prior year information has been reclassified to either the Owned Operations or Management Contract Operations business segments. Further information regarding these segments, including the required disclosures of certain segment information is included in Note 8 of the Consolidated Financial Statements.

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

                          CRITICAL ACCOUNTING POLICIES

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

Allowance for Doubtful Accounts

                  The Company carries accounts receivables at the amount it deems to be collectable. Estimates are used in determining the Company's allowance for doubtful accounts and are based on the Company's historical collection experience, current trends and credit policy. Although the Company believes its allowance is sufficient, if the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company continually evaluates the adequacy of its allowance for doubtful accounts. See "Liquidity and Capital Resources."

Revenue Recognition

                  The Company records its revenues at the time services are provided, based on estimated reimbursable amounts from Medicare, Medicaid and other contracted reimbursement programs. Amounts received by the Company for treatment of individuals covered by such programs, which may be based on the cost of services provided or predetermined rates, are generally less than the established billing rates of the Company's facilities. We also estimate the amount of uncollectible receivables each period and record valuation allowances based on historical collection rates, the age of unpaid amounts and information about the creditworthiness of the customers. Final determination of amounts earned under contracted reimbursement programs is subject to review and audit by the appropriate agencies. Differences between amounts recorded as estimated settlements and the audited amounts are reflected as adjustments to revenues in the period the final determination is made.

Self-Insurance Reserves

                  The Company carries general and professional liability, comprehensive property damage, malpractice, workers' compensation, and other insurance coverages that management considers adequate for the protection of its assets and operations.

                  The Company maintains self-insured retentions for its professional and general liability and workers' compensation insurance programs. The Company's operations are insured for professional liability on a claims-made basis and for general liability and workers' compensation on an occurrence basis. The Company records the liability for uninsured losses related to asserted and unasserted claims arising from reported and unreported incidents based on independent valuations which consider various factors, including claim development factors, the specific nature of the facts and circumstances giving rise to each reported incident and the Company's history with respect to similar claims. The development factors are based on a blending of the Company's actual experience with industry standards.

                  The Company funds the expected losses of its workers' compensation claims through a rent-a-captive arrangement with an offshore entity wholly owned by a United States insurance carrier. The Company also maintains an aggregate stop loss policy for its workers' compensation claims.

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

Income Taxes

                  The Company evaluates the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that it will realize its deferred tax assets in the future. The assessment of whether or not a valuation allowance is required often requires significant judgment including the forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowance are made to earnings in the period when such assessment is made.

                  In addition, the Company has operations in tax jurisdictions located in several states and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals for tax contingencies require management to make estimates and judgments with respect to the ultimate outcome of a tax audit. Actual results could vary from these estimates.

                             RESULTS OF OPERATIONS

OWNED OPERATIONS SEGMENT

                                                                             YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------------------------------
                                                         2002                          2001                         2000
                                               ---------------------         ---------------------         --------------------

Revenues ..............................        $116,464        100.0%        $106,140        100.0%        $87,506        100.0%

Expenses:
  Salaries, wages and benefits ........          67,978         58.4%          62,559         59.0%         51,520         58.8%
  Other operating expenses ............          31,265         26.8%          28,463         26.8%         23,323         26.7%
  Provision for doubtful accounts .....           1,778          1.5%           2,631          2.5%          2,371          2.7%
  Depreciation and amortization .......           2,319          2.0%           2,156          2.0%          1,744          2.0%
  Asset impairment ....................             125          0.1%             124          0.1%             --           --
                                               --------        -----         --------        -----         -------        -----
    Total operating expenses ..........         103,465         88.8%          95,933         90.4%         78,958         90.2%
                                               --------        -----         --------        -----         -------        -----
Income from operations ................        $ 12,999         11.2%        $ 10,207          9.6%        $ 8,548          9.8%
                                               ========        =====         ========        =====         =======        =====

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

                  Revenues increased by 9.7%, or $10.3 million, to $116.5 million in 2002 compared to $106.1 million in 2001. The increase in revenues during the period is primarily a result of (i) an increase of $4.4 million due to a 4.5% increase in resident days (from 352,771 in 2001 to 368,760 in 2002),
(ii) an increase of $5.0 million due to an increase in average rates due to increases in per diems and a favorable per diem mix, (iii) an increase of $1.6 million due to a new contract awarded to one of the Company's facilities which began on February 18, 2002, and (iv) a reduction in the general cost report settlements which resulted in an increase in revenue of $0.8 million. The aforementioned increases were partially offset by the closure of a 20-bed facility in Puerto Rico, which decreased revenues by $1.5 million.

                  Salaries, wages and benefits increased from $62.6 million, or 59.0% in 2001 to $68.0 million, or 58.4% in 2002. Salaries, wages and benefits in 2002 did not fluctuate significantly as a percentage of revenue when compared to 2001.

                  Other operating expenses increased from $28.5 million, or 26.8% in 2001 to $31.3 million, or 26.8% in 2002. Other operating expenses did not fluctuate significantly as a percentage of revenue when compared to 2001.

                  Provisions for doubtful accounts decreased from $2.6 million, or 2.5% in 2001 to $1.8 million, or 1.5% in 2002. The decrease as a percentage of revenues is primarily due to the increase in the Company's residential treatment services as a percentage of total revenues. The Company's experience has been that, due primarily to the longer lengths of stay, residential treatment services typically have higher collection percentages than acute inpatient services. In addition, in 2001 the Company recorded additional reserves due to payment delays experienced by the Company from one of its payor sources in its Jacksonville, North Carolina facility and to financial difficulties experienced by one of the Company's former referral sources in its Nevada, Missouri facility.

                  Depreciation and amortization expense increased from $2.2 million, or 2.0% from 2001 to 2.3 million, or 2.0% in 2002. Depreciation and amortization expense did not fluctuate as a percentage of revenue when compared to 2001.

                   During the years 2002 and 2001, the Company closed two of its therapeutic community living facilities in South Carolina and recorded an asset impairment charge of $0.1 million in each year. The asset impairment charges for both years were determined based on the difference between the carrying value of the asset and the expected net proceeds from the sale.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

                  Revenues increased by 21.3%, or $18.6 million, to $106.1 million in 2001 compared to $87.5 million in 2000. The increase in revenues during the period is primarily a result of (i) an increase of $9.8 million due to a 12.3% increase in resident days (from 274,171 days in 2000 to 308,028 days in 2001), (ii) an increase of $2.4 million due to an increase in average rates due to increases in per diems and a favorable per diem mix, (iii) $0.8 million from a new contract awarded to one of the Company's facilities in July 2001, and (iv) an increase of $6.8 million attributed to the full year effect of the Manatee Palms System acquisition on August 4, 2000. The aforementioned increases were partially offset by a reduction in the general cost report reserves as a result of favorable cost report settlements which resulted in an increase in revenues of $1.2 million during the twelve months ended December 31, 2000.

                  Salaries, wages and benefits increased from $51.5 million, or 58.8% in 2000 to $62.6 million, or 59.0% in 2001. Salaries, wages and benefits in 2001 did not fluctuate significantly as a percentage of revenue when compared to 2000.

                  Other operating expenses increased from $23.3 million, or 26.7% in 2000 to $28.5 million, or 26.8% in 2001. Other operating expenses did not fluctuate significantly as a percentage of revenue when compared to 2000.

                  During the year 2001, the Company closed one of its facilities in South Carolina and recorded an asset impairment charge of $0.1 million. The asset impairment charge was determined based on the difference between the carrying value of the asset and the expected net proceeds from the sale.

MANAGEMENT CONTRACT OPERATIONS SEGMENT

                  The following table states for the period indicated our management contract operations in dollar and percentage of revenue terms (in thousands):

                                                                          YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------------------------------
                                                       2002                          2001                          2000
                                               --------------------         --------------------         --------------------

Revenues ..............................        $28,692        100.0%        $28,276        100.0%        $20,854        100.0%

Expenses:
  Salaries, wages and benefits ........         19,623         68.4%         18,329         64.8%         14,005         67.2%
  Other operating expenses ............          6,282         21.9%          6,161         21.8%          4,736         22.7%
  Provision for doubtful accounts .....             89          0.3%            280          1.0%            446          2.1%
  Depreciation and amortization .......            148          0.5%            123          0.4%            140          0.7%
                                               -------        -----         -------        -----         -------        -----
    Total operating expenses ..........         26,142         91.1%         24,893         88.0%         19,327         92.7%
                                               -------        -----         -------        -----         -------        -----
Income (loss) from operations .........        $ 2,550          8.9%        $ 3,383         12.0%        $ 1,527          7.3%
                                               =======        =====         =======        =====         =======        =====

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

                  Revenues during 2002 of $28.7 million approximated revenues in 2001 as increases in revenues from two new contracts awarded to the Company in Florida and Georgia were offset by decreases resulting form the termination of two contracts in Puerto Rico.

                  Salaries, wages and benefits were $19.6 million, or 68.4% of revenues in 2002 compared to $18.3 million, or 64.8% in 2001. The increase as a percentage of revenue is primarily attributable to the termination of one of the Company's Puerto Rico contracts in December 2001 which had a lower than segment-average salary cost as a percentage of revenues and start-up cost related to the Company's new management contract in the Georgia market.

                  Other operating expenses were $6.3 million, or 21.9% of revenues in 2002 compared to $6.2 million, or 21.8% of revenues in 2001. Other operating expenses did not fluctuate significantly as a percentage of revenue when compared to the same period in the prior year.

                  Fluctuations in the provision for doubtful accounts relate primarily to the Company's management contracts in Puerto Rico. Due to the termination of its Puerto Rico contracts, the Company did not increase its provision for doubtful accounts in its Puerto Rico market during the twelve months ended December 31, 2002.

                  Depreciation and amortization expense was $0.1 million, or 0.5% of revenues in 2002 compared to $0.1 million, or 0.4% of revenues in 2001. Depreciation and amortization expense did not fluctuate significantly as a percentage of revenue when compared to 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

                  Revenues increased by 35.6%, or $7.4 million, to $28.3 million in 2001 compared to $20.9 million in 2000. The increase in revenues is primarily due to the full year effect of contracts awarded to the Company in the Florida market during 2000. The Florida contracts increased resident days by 39.2% (from 144,779 days in 2000 to 201,552 days in 2001) and increased revenues by $8.3 million. The aforementioned increases were partially offset by $0.7 million in contractual allowance reserves recorded by the Company related to one of its Puerto Rico contracts.

                  Salaries, wages and benefits were $18.3 million, or 64.8% of revenues in 2001 compared to $14.0 million, or 67.2% in 2000. The decrease as a percentage of revenue is primarily attributable to the leveraging of certain personnel costs in the Florida market as a result of the previously mentioned new contracts in the Florida market.

                  Other operating expenses were $6.2 million, or 21.8% of revenues in 2001 compared to $4.7 million, or 22.7% of revenue. The decrease as a percentage of revenue is primarily attributable to the increase in revenues provided by the previously mentioned new contracts in the Florida market.

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

CORPORATE AND OTHER

                                                                          YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------------------------------
                                                         2002                         2001                       2000
                                                  -------------------          -----------------         -----------------

Revenues:
   Owned operations ......................        $ 116,464                    $106,140                  $ 87,506
   Management contract operations ........           28,692                      28,276                    20,854
                                                  ---------                    --------                  --------
Total revenues ...........................        $ 145,156     100.0%         $134,416    100.0%        $108,360    100.0%

Expenses:
   Salaries, wages and benefits ..........            3,342       2.3%            2,675      2.0%           2,828      2.6%
   Other operating expenses ..............            2,818       1.9%            3,091      2.3%             251      0.2%
   Depreciation and amortization .........              110       0.1%              151      0.1%             485      0.4%
   Interest and other financing
     charges .............................            2,475       1.7%            3,299      2.5%           2,706      2.5%
   Losses related to asset sales
     and closed businesses ...............               --        --               130      0.1%             705      0.7%
  (Benefit) provision for income taxes ...           (5,864)     (4.0%)             778      0.6%             248      0.2%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Salaries, Wages and Benefits

                  Corporate office salaries, wages and benefits were $3.3 million, or 2.3% of total consolidated revenues in 2002, compared to $2.7 million, or 2.0% of total consolidated revenues for the same period in 2001. The increase as a percentage of total consolidated revenues is attributable to a $0.5 million charge for the restructuring of an employment contract for one of the Company's executives in June 2002.

Other Operating Expenses

                  Corporate office other operating expenses were $2.8 million, or 1.9% of total consolidated revenues in 2002, compared to $3.1 million, or 2.3% of total consolidated revenues for the same period in 2001. The decrease as a percentage of total consolidated revenues is primarily attributable to the aforementioned increase in revenues and a reduction in various corporate expenses.

Depreciation and Amortization

                  Corporate office depreciation and amortization was $0.1 million, or 0.1% of total consolidated revenues in 2002, compared to $0.2 million, or 0.1% of total consolidated revenues for the same period in 2001. Corporate office depreciation and amortization did not fluctuate as a percentage of revenue when compared to prior periods.

Interest and Other Financing Charges

                  Interest and other financing charges was $2.5 million, or 1.7% of total consolidated revenues for the year ended December 31, 2002, compared to $3.3 million, or 2.5% of total consolidated revenues for the same period in 2001. The decrease in interest and other financing charges is primarily due to a decrease in the Company's average outstanding borrowings between periods.

Losses Related to Asset Sales and Closed Businesses

                  During 2001, the Company agreed to accept a $0.1 million discount for the repayment of a promissory note due to the Company in advance of the maturity date. This note is now expected to be repaid at its original maturity date of June 30, 2003 for the undiscounted amount of $1.8 million.

Provision for Income Taxes

                  During the twelve months ended December 31, 2002, the Company reversed $6.4 million of the valuation allowance placed on its deferred tax assets relating to temporary differences that will result in deductible amounts in future years and net operating loss carryforwards. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income within the carryforward period available under tax law. The Company has reversed a portion of the valuation allowance because, based on a current review of available objective and verifiable evidence, it is management's judgment that a portion of the tax benefits associated with the Company's deferred tax assets will more likely than not be realized. Such evidence includes updated expectations about sufficient future years' taxable income which reflect the continuing improvement in the Company's operating results.

                  The Company has available federal net operating loss carryforwards totaling approximately $29.0 million, which expire in the years 2010 to 2017. The Company also has available alternative minimum tax credit carryforwards of approximately $1.2 million which may be carried forward indefinitely.

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

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Salaries, Wages and Benefits

                  Corporate office salaries, wages and benefits were $2.7 million, or 2.0% of total consolidated revenues in 2001, compared to $2.8 million, or 2.6% of total consolidated revenues for the same period in 2000. During 2001, the Company restructured its corporate office and eliminated five positions.

Other Operating Expenses

                  Corporate office other operating expenses were $3.1 million, or 2.3% of total consolidated revenues in 2001, compared to $0.3 million, or 0.2% of total consolidated revenues for the same period in 2000. The increase of $2.8 million in corporate office other operating expenses is primarily attributable to the reversal of a $2.5 million litigation reserve during 2000. The reserve was reversed because Management of the Company concluded during 2000 that the payment of this liability was remote.

Depreciation and Amortization

                  Corporate office depreciation and amortization was $0.2 million, or 0.1% of total consolidated revenues in 2001, compared to $0.5 million, or 0.4% of total consolidated revenues for the same period in 2000. The decrease in corporate office depreciation and amortization is due to certain projects which were fully amortized during 2000.

Interest and Other Financing Charges

                  Interest and other financing charges was $3.3 million, or 2.5% of total consolidated revenues for the year ended December 31, 2001, compared to $2.7 million, or 2.5% of total consolidated revenues for the same period in 2000. The increase in interest and other financing charges is primarily due to an increase in the Company's average outstanding borrowings between periods as a result of the Manatee Palms acquisition and the subordinated note and warrant purchase agreements entered into by the Company during 2000. The increase in interest was partially offset by a decrease in interest rates on the Company's Senior Credit Facility between periods.

Losses Related to Asset Sales and Closed Businesses

                  Losses related to asset sales and closed businesses was $0.1 million, or 0.1% of total consolidated revenues for 2001 compared to $0.7 million, or 0.7% of total consolidated revenues for the same period in 2000. During 2001, the Company agreed to accept a $0.1 million discount for the repayment of a promissory note due to the Company in advance of the maturity date. This note is now expected to be repaid at its original maturity date of June 30, 2003 for the undiscounted amount of $1.8 million. On June 7, 2000, the Company sold five of its contracts to manage charter schools and personal property with an aggregate book value of $0.8 million for $0.4 million. Additionally, in December 2000, the Company wrote-off the unpaid balance of the purchase price and other related assets totaling $0.3 million, increasing the total loss to $0.7 million.

Provision for Income Taxes

                  Provision for income taxes was $0.8 million, or 0.6% of total consolidated revenues for 2001, compared to $0.2 million, or 0.2% of total consolidated revenues for the same period in 2000. The provision for income taxes was recorded at an effective tax rate significantly less than the statutory tax rate due to significant net operating loss carryovers.

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

                  In November 2002, the FASB issued Financial Interpretation
(FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies and expands on existing disclosure requirements for guarantees, including product warranties. FIN No. 45 also requires recognition of a liability at fair value of a company's obligations under certain guarantee contracts. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN No. 45 are applied only on a prospective basis to guarantees issued after December 31, 2002, irrespective of the guarantors' fiscal year-end. The Company does not believe that the implementation of FIN No. 45 will have a material impact on its financial condition, results of operations or cash flows.

                  In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not anticipate a significant impact to the results of operations from the adoption of this Statement.

                  In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 provides accounting guidance for consolidation of off-balance sheet entities with certain characteristics (variable interest entities). All enterprises with variable interest in variable interest entities created after January 31, 2003, shall apply the provisions of this interpretation immediately. A public entity with variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of this interpretation no later than the first interim or annual reporting period beginning after June 15, 2003. The Company does not believe that the implementation of FIN No. 46 will have a material impact on its financial condition, results of operations or cash flows.

                        LIQUIDITY AND CAPITAL RESOURCES

                  The Company's primary liquidity needs are for working capital, capital expenditures, and debt service. The Company's primary sources of liquidity are cash flows from operations and borrowings under its revolving credit line.

                  At December 31, 2002 and December 31, 2001, the Company had $10.3 million and $13.1 million, respectively, in working capital and $0.8 million in cash and cash equivalents for both years. Working capital as of December 31, 2002 was comprised primarily of $0.8 million in cash and cash equivalents, $20.8 million in accounts receivable and $7.3 million in other current assets, net of $18.6 million in current liabilities. The decrease in working capital between periods is primarily a result of a decrease in net accounts receivable resulting from an increase in collections, partially offset by an increase in other current assets and current liabilities resulting primarily from year end timing differences in the payment of certain liabilities. The excess cash generated by the Company's decrease in accounts receivable was used to reduce debt.

                  Cash used by investing activities was $2.3 million for 2002 as compared to cash used in investing activities of $2.0 million in 2001. During 2002, the Company incurred approximately $2.5 million for property, plant and equipment additions and received $0.2 million from the sale of certain assets. During 2001, the Company incurred approximately $2.5 million for property, plant and equipment additions and received $0.5 million from the sale of certain assets. During 2000, the Company acquired the Manatee Palms System for $8.2 million and incurred $2.5 million for property, plant and equipment additions.

                  Cash used in financing activities was $9.2 million in 2002 as compared to $0.8 million in 2001. Cash used in financing activities during 2002 and 2001 related primarily to repayments of borrowings under the Company's term loan offset by proceeds from borrowing under the revolving credit facility. During 2000, cash provided by financing activities related primarily to proceeds from the Company's senior credit facility for the aforementioned purchase of the Manatee Palms System. In addition, during 2000, the Company also entered into subordinated note and warrant purchase agreements with two unrelated financial institutions for an aggregate principal amount of $5 million each.

                  The Company's senior credit facility, as amended, (the "Senior Credit Facility") consists of a term loan (the "Term Loan") payable in monthly installments ranging from approximately $0.1 million to $0.3 million with final payment of any outstanding principal balance due September 1, 2004 and a revolving credit facility (the "Revolver") for an amount up to the lesser of $15.0 million or the borrowing base of the Company's receivables (as defined in the agreement) and an acquisition loan commitment of up to $6.0 million (the "Acquisition Loan").

                  The Company's Senior Credit Facility also provided for a $1.3 million bridge loan advance under the Acquisition Loan. In connection with the aforementioned bridge loan advance, a corporate affiliate of Paul J. Ramsay, Chairman of the Board of the Company, entered into a Junior Subordinated Note Purchase Agreement with the Senior Credit Facility lender to participate in the Senior Credit Facility in an amount equal to the bridge loan advance. On August 2, 2002 the Company paid off its $1.3 million bridge loan advance under the Acquisition Loan.

                  Interest on the Term Loan and the Revolver varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.5% to 2.0% (4.75% at December 31, 2002), based on the Company's ratio of total indebtedness to EBITDA or (ii) a function of the Eurodollar rate plus a margin ranging from 2.0% to 3.5% (3.43% at December 31, 2002), based on the Company's ratio of total indebtedness to EBITDA.

                  Interest on the Acquisition Loan varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.75% to 2.25% (5.0% at December 31, 2002), based on the Company's ratio of total indebtedness to EBITDA or (ii) a function of the Eurodollar rate plus a margin ranging from 2.25% to 3.75% (3.68% at December 31, 2002), based on the Company's ratio of total indebtedness to EBITDA.

                  Additionally, the Company is obligated to pay to the financial institution an amount equal to one half of 1% of the unused portion of the Revolver and the Acquisition Loan.

                  The Senior Credit Facility requires that the Company meet certain covenants, including (i) the maintenance of certain fixed charge coverage, interest coverage and leverage ratios, (ii) the maintenance of certain proforma availability levels (as defined in the credit agreement) and
(iii) a limitation on capital expenditures. The Senior Credit Facility also prohibits the payment of cash dividends to common stockholders of the Company.

                  On September 6, 2002 , the Company's Senior Credit facility was amended to allow for the execution of the Macon Lease (see Transactions with Affiliates). On March 14, 2003, the Senior Credit Facility was amended effective December 31, 2002 to extend the maturity date to October 30, 2004.

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

                  As of December 31, 2002 and 2001, the Company was in compliance with all of its debt covenants as stipulated in the Senior Credit Facility.

                  The Company and its subsidiaries have pledged substantially all of their real property, receivables and other assets as collateral for the Senior Credit Facility.

                  On January 25, 2000 and June 19, 2000, the Company entered into subordinated note and warrant purchase agreements with two unrelated financial institutions for an aggregate principal amount of $5 million each (the "Subordinated Notes"). The Subordinated Notes permit each of the financial institutions to exercise, under certain conditions, up to 475,000 warrants which are convertible into the Company's common stock. The aggregate value of the warrants at the time of issuance was $861,000. On August 17, 2001, one of the financial institutions exercised its warrant purchase agreement and converted 475,000 warrants into 294,597 shares of common stock utilizing the cashless exercise provision outlined in the warrant agreement. Borrowings under the Subordinated Notes bear interest at a rate of 12.5% per annum. The interest is payable quarterly, and the principal balance and any unpaid interest is due January 24, 2007.

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

                  The aggregate scheduled maturities of Senior Credit Facility, Subordinate Debt, Capital Lease Obligations and Operating Lease Obligations are as follows:

CONTRACTUAL         Payments Due by Period (in 000's)
OBLIGATIONS

                                            Less than      1-3            4-5        After 5
                                  Total      1 year       years          years        years
                                 ------     ---------     ------         -----       -------

Long-Term Debt                   18,300      3,912         4,388        10,000           --

Capital Lease Obligations            93         26            63             4           --

Operating Leases                 19,440      3,681         9,308         4,292        2,159

Total Contractual
  Cash Obligations               37,833      7,619        13,759        14,296        2,159

                  As a result of budgetary constraints, on December 15, 2001 the Government of Puerto Rico cancelled the Company's contract to provide mental health and substance abuse services. In addition, on April 16, 2002 and August 14, 2002, the Government of Puerto Rico also cancelled the Company's contracts to provide a 20-bed specialized treatment program and an educational program to youth in Puerto Rico, respectively. Total revenues from these three contracts for the years ended December 31, 2002, 2001 and 2000 were approximately $2.0 million, $6.2 million and $5.6 million, respectively. Total operating (loss) or income from these contracts for the years ended December 31, 2002, 2001 and 2000 was approximately ($0.3 million), $0.6 million and $1.3 million, respectively. The Company's remaining contract with the Government of Puerto Rico is for the management of the 120-bed Bayamon facility. Although the contract for the management of the Bayamon facility does not expire until April 27, 2004, there can be no assurances that the Government of Puerto Rico will not cancel the contract prior to its expiration date. If the Bayamon contract is cancelled, the Company may incur additional costs and charges associated with the early termination of the contract. Total revenues and operating income generated by the Bayamon facility contract for the year ended December 31, 2002 were approximately $5.8 million and $0.4 million, respectively.

                  The Company has experienced delays in the collection of receivables from certain of its contracts in Puerto Rico. During the year ended December 31, 2002, the Company collected approximately $1.4 million of past due receivables from the Government of Puerto Rico. As of December 31, 2002, the Company had approximately $2.0 million in outstanding receivables due from its contracts in Puerto Rico, of which $1.1 million was over 120 days past due. Reserves against outstanding Puerto Rico receivables were $1.1 million as of December 31, 2002. As of March 14, 2003, the Company had collected approximately $0.9 million of the December 31, 2002 outstanding receivable balance, all of which related to receivables under 120 days past due. The Company and its advisors are in active discussions with the Government of Puerto Rico with respect to the payment of the outstanding receivables. Although the Company has been advised by its legal counsel that the receivables due on the Puerto Rico contracts are collectable, there can be no assurances that the amounts will be collected.

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

- Ability to Raise Additional Capital. Although the Company believes that it can obtain additional liquidity, there can be no assurances that the Company will be able to raise debt or equity capital through other sources, or if obtained, that it will be on terms acceptable to the Company. The incurring or assumption by the Company of additional indebtedness could result in the issuance of additional equity and/or debt which could have a dilutive effect on current shareholders and a significant effect on the Company's operations.

- Ability to Borrow Funds under Senior Credit Facility. The Company's ability to borrow funds under its Senior Credit Facility may be terminated if the Company fails to comply with the restrictive financial and operating covenants contained in the Senior Credit Facility. If the Company is unable to operate its business within the covenants specified in the Senior Credit Facility, the Company's ability to obtain future amendments to the covenants is not assured, and the Company's ability to make borrowings required to operate its business could be restricted or terminated. Such a restriction or termination would have a material adverse effect on the Company's liquidity.

                          TRANSACTIONS WITH AFFILIATES

                  In December 1999, the Company entered into an agreement with one of its directors to serve as a senior advisor in connection with legal issues, acquisitions, financings and other transactions involving the Company. During the year ended December 31, 2002, the Company paid the director $61,242 (including expense reimbursements) in connection with these advisory services.

                  In September 2002, the Company entered into a lease agreement for a 110-bed facility in Macon, Georgia with a corporate affiliate of Mr. Paul
J. Ramsay, Chairman of the Board of the Company and beneficial owner of approximately 59% of our outstanding common stock (the "Macon Lease"). The lease has a primary term of five years and two successive five year renewal options. The lease payments are $432,000 per annum and at each renewal option are subject to adjustments based on the change in the Consumer Price Index during the preceding period. In accordance with the terms of the lease, the Company is responsible for all costs of ownership, including taxes, insurance, maintenance and repairs. In addition, the Company has the option to purchase the facility at any time for an amount equal to the aggregate cost of the facility (as defined in the lease agreement) adjusted for the increase in the Consumer Price Index between the commencement of the lease and the purchase date.

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

Interest Rate Exposure

                  The Company's exposure to changes in interest rates primarily results from the variable interest on its Senior Credit Facility. The Company's debt with fixed interest rates consists of the Subordinated Notes. At December 31, 2002, approximately 47% ($8.3 million outstanding under the Company's Senior Credit Facility) of the Company's total debt was subject to variable interest rates. At December 31, 2002, the Company's weighted average effective interest rate was 9.92%.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  The information required by this Item with respect to the Company's executive officers and directors will be contained in the Company's definitive Proxy Statement ("Proxy Statement") for its 2003 Annual Meeting of Stockholders to be held on May 22, 2003 and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2002.

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

ITEM 14.  CONTROLS AND PROCEDURES

                  Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                  (A)      DOCUMENTS FILED AS PART OF THE REPORT:

                           1.       FINANCIAL STATEMENTS

                           Information with respect to this Item is contained on Pages F-1 to F-28 of this Annual Report on Form 10-K.

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

                  (B)      REPORTS ON FORM 8-K:

                           There were no reports on Form 8-K filed during the year ended December 31, 2002.

                  (C)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K:

                           Exhibits required to be filed by the Company pursuant to Item 601 of Regulation S-K are contained in Exhibits listed in response to Item 14(a)3, and are incorporated herein by reference. The agreements, management contracts and compensatory plans and arrangements required to be filed as an Exhibit to this Form 10-K are listed in Exhibits 10.64, 10.66, 10.76, 10.77, 10.104, 10.110, 10.136,
                           10.137, 10.143, 10.147, 10.153, 10.154, 10.155,
                           10.156, 10.157, 10.162, 10.163 and 10.164.

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


                                    RAMSAY YOUTH SERVICES, INC.


Dated:          3/24/03             By  /s/ Luis E. Lamela
      ---------------------            ----------------------------------------
                                       Luis E. Lamela
                                       President and Chief Executive Officer



Dated:         3/24/03              By  /s/ Marcio C. Cabrera
      ---------------------            ----------------------------------------
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


                                     Signature/Title


Dated:         3/25/03               By  /s/ Paul J. Ramsay
      ---------------------            ----------------------------------------
                                        Paul J. Ramsay
                                        Chairman of the Board of Directors


Dated:         3/24/03               By  /s/ Luis E. Lamela
      ---------------------            ----------------------------------------
                                        Luis E. Lamela
                                        Chief Executive Officer, Executive Vice
                                        Chairman of the Board and Director

                                Signature/Title


Dated:        3/26/03                By  /s/ Aaron Beam, Jr.
      ---------------------            ----------------------------------------
                                          Aaron Beam, Jr.
                                          Director




Dated:         3/24/03               By  /s/ Peter J. Evans
      ---------------------            ----------------------------------------
                                          Peter J. Evans
                                          Director



Dated:         3/25/03               By  /s/ Thomas M. Haythe
      ---------------------            ----------------------------------------
                                          Thomas M. Haythe
                                          Director



Dated:         3/25/03               By  /s/ Steven J. Shulman
      ---------------------            ----------------------------------------
                                          Steven J. Shulman
                                          Director



Dated:         3/25/03               By  /s/ Michael S. Siddle
      ---------------------            ----------------------------------------
                                          Michael S. Siddle
                                          Director

                                 CERTIFICATIONS



I, Luis E. Lamela, certify that:

1.       I have reviewed this annual report on Form 10-K of Ramsay Youth
         Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2003

                                            /s/ Luis E. Lamela
                                            ---------------------------
                                            Luis E. Lamela
                                            Chief Executive Officer

                                 CERTIFICATIONS


I, Marcio C. Cabrera, certify that:

1.       I have reviewed this annual report on Form 10-K of Ramsay Youth
         Services, Inc.:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2003


                                             /s/ Marcio C. Cabrera
                                             ----------------------------------
                                             Marcio C. Cabrera
                                             Chief Financial Officer

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

         The following consolidated financial statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 14(a)(1):

                                                                          PAGE
                                                                         NUMBER

Independent Auditors' Report.........................................      F-2
Consolidated Balance Sheets - December 31, 2002 and 2001.............      F-3
Consolidated Statements of Operations - For the Years Ended
    December 31, 2002, 2001 and 2000.................................      F-5
Consolidated Statements of Stockholders' Equity - For the Years
    Ended December 31, 2002, 2001 and 2000...........................      F-6
Consolidated Statements of Cash Flows - For the Years Ended
    December 31, 2002, 2001 and 2000.................................      F-7
Notes to Consolidated Financial Statements...........................      F-8

         All schedules have been omitted because they are inapplicable or the information is provided in the consolidated financial statements, including the notes thereto.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Ramsay Youth Services, Inc. and Subsidiaries

         We have audited the consolidated balance sheets of Ramsay Youth Services, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ramsay Youth Services, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and indefinite-lived assets to conform to Statement of Financial Accounting Standards No. 142.


DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
March 14, 2003

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31,
                                                               ---------------------------------
                                                                    2002              2001
                                                               ---------------    --------------
ASSETS

Current assets
    Cash and cash equivalents...........................            $796,000           $752,000
    Accounts receivable, net............................          20,771,000         23,307,000
    Other current assets................................           7,301,000          6,091,000
                                                               -------------      -------------
        Total current assets............................          28,868,000         30,150,000


Other assets
   Cash held in trust...................................           1,026,000          1,021,000
   Cost in excess of net asset value of purchased
     businesses and other intangible assets, net........           2,263,000          2,232,000
   Unamortized loan costs, net..........................             754,000          1,077,000
   Deferred tax asset...................................           6,407,000                 --
                                                               -------------      -------------
        Total other assets..............................          10,450,000          4,330,000


Property and equipment
  Land..................................................           4,635,000          4,659,000
  Buildings and improvements............................          38,770,000         37,829,000
  Equipment, furniture and fixtures.....................          13,439,000         12,580,000
                                                               -------------      -------------
                                                                  56,844,000         55,068,000

  Less accumulated depreciation.........................          22,865,000         20,537,000
                                                               -------------      -------------
                                                                  33,979,000         34,531,000
                                                               -------------      -------------

                                                               $  73,297,000      $  69,011,000
                                                               =============      =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                                                                     (continued)

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                           DECEMBER 31,
                                                                 ---------------------------------
                                                                     2002               2001
                                                                 --------------    ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable.......................................       $  7,056,000         $5,604,000
   Accrued wages and other accrued liabilities............          6,756,000          6,366,000
   Amounts due to third-party contractual agencies........            868,000          1,709,000
   Current portion of long-term debt......................          3,938,000          3,372,000
                                                                 ------------      -------------
         Total current liabilities........................         18,618,000         17,051,000

Noncurrent liabilities
   Other accrued liabilities..............................          3,724,000          4,129,000
   Long-term debt, less current portion...................         13,865,000         23,506,000
                                                                 ------------      -------------
         Total liabilities................................         36,207,000         44,686,000
                                                                 ------------      -------------

Commitments and contingencies

Stockholders' equity
   Common stock $.01 par value - authorized 30,000,000
     shares; issued 9,491,681 shares at December 31, 2002,
     and 9,445,449 shares at December 31, 2001............             95,000             94,000
   Additional paid-in capital.............................        127,143,000        127,047,000
   Accumulated deficit....................................        (86,249,000)       (98,917,000)
   Treasury stock - 193,850 common shares at December 31,
     2002 and 2001........................................         (3,899,000)        (3,899,000)
                                                                 ------------      -------------
            Total stockholders' equity....................         37,090,000         24,325,000
                                                                 ------------      -------------

                                                                 $ 73,297,000        $69,011,000
                                                                 ============      =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                                                                     (concluded)

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          YEAR ENDED
                                                                         DECEMBER 31,
                                                      ----------------------------------------------------
                                                           2002              2001              2000
                                                      ---------------   ----------------  ----------------

Provider-based revenue...........................       $145,156,000      $134,416,000      $108,360,000

Operating expenses:
   Salaries, wages and benefits..................         90,943,000        83,563,000        68,353,000
   Other operating expenses......................         40,365,000        37,715,000        28,310,000
   Provision for doubtful accounts...............          1,867,000         2,911,000         2,817,000
   Depreciation and amortization.................          2,577,000         2,430,000         2,369,000
   Asset impairment..............................            125,000           124,000                --
                                                        ------------      ------------      ------------
TOTAL OPERATING EXPENSES.........................        135,877,000       126,743,000       101,849,000
                                                        ------------      ------------      ------------

Income from operations...........................          9,279,000         7,673,000         6,511,000
                                                        ------------      ------------      ------------

Non-operating expenses:
   Interest and other financing charges..........         (2,475,000)       (3,299,000)       (2,706,000)
   Losses related to asset sales and closed
     businesses..................................                 --          (130,000)         (705,000)
                                                        ------------      ------------      ------------
     Total non-operating expenses, net...........         (2,475,000)       (3,429,000)       (3,411,000)
                                                        ------------      ------------      ------------
INCOME BEFORE INCOME TAXES.......................          6,804,000         4,244,000         3,100,000

(Benefit) provision for income taxes.............         (5,864,000)          778,000           248,000
                                                        ------------      ------------      ------------

NET INCOME.......................................        $12,668,000        $3,466,000        $2,852,000
                                                        ============      ============      ============

Income per common share:

   Basic:........................................              $1.37             $0.38             $0.32
                                                        ============      ============      ============

   Diluted:......................................              $1.11             $0.34             $0.32
                                                        ============      ============      ============

Weighted average number of common shares outstanding:
   Basic.........................................          9,278,000         9,046,000         8,913,000
                                                        ============      ============      ============
   Diluted.......................................         11,405,000        10,340,000         8,954,000
                                                        ============      ============      ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                 ADDITIONAL
                                                  COMMON          COMMON          PAID-IN       ACCUMULATED      TREASURY
                                               STOCK SHARES        STOCK          CAPITAL         DEFICIT          STOCK
                                               --------------  --------------  --------------  --------------  --------------

Balance at JANUARY 1, 2000................         9,086,191         $90,000    $126,138,000   ($105,235,000)    ($3,899,000)

Issuance of common stock in connection
  with employee stock purchase plan.......            34,989           1,000          42,000              --              --
Issuance of warrants in connection with
  subordinated debt.......................                --              --         861,000              --              --
Registration costs........................                --              --         (17,000)             --              --
Net income................................                --              --              --       2,852,000              --
                                               -------------   -------------   -------------   -------------   -------------
BALANCE AT DECEMBER 31, 2000..............         9,121,180          91,000     127,024,000    (102,383,000)     (3,899,000)

Issuance of common stock in connection
  with employee stock purchase plan.......            29,672              --          26,000              --              --
Issuance of common stock in connection
  with exercise of warrants...............           294,597           3,000          (3,000)             --              --
Net income................................                                                         3,466,000              --
                                               -------------   -------------   -------------   -------------   -------------
BALANCE AT DECEMBER 31, 2001..............         9,445,449          94,000     127,047,000     (98,917,000)     (3,899,000)

Issuance of common stock in connection
  with employee stock purchase plan.......            16,983              --          39,000              --              --
Issuance of common stock in connection
  with exercise of options and warrants...            29,249           1,000          69,000              --              --
Registration costs........................                --              --         (12,000)             --              --
Net income................................                --              --              --      12,668,000              --
                                               -------------   -------------   -------------   -------------   -------------
BALANCE AT DECEMBER 31, 2002..............         9,491,681         $95,000    $127,143,000    ($86,249,000)    ($3,899,000)
                                               =============   =============   =============   =============   =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED
                                                                             DECEMBER 31,
                                                             ----------------------------------------------
                                                                 2002            2001             2000
                                                             --------------  --------------   -------------
Operating activities
    Net income..........................................      $12,668,000      $3,466,000       $2,852,000
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
       Depreciation.....................................        2,577,000       2,289,000        1,945,000
       Amortization, including loan costs and debt
         discount.......................................          535,000         693,000          756,000
       Loss related to asset sales and closed businesses           17,000         130,000          705,000
       Asset impairment.................................          125,000         124,000              ---
       Provision for doubtful accounts..................        1,867,000       2,911,000        2,817,000
    Change in operating assets and liabilities net of
      effects of business acquired
       Decrease (increase) in accounts receivable.......          670,000      (3,850,000)     (10,026,000)
       (Increase) decrease in other current assets......       (1,076,000)       (332,000)       2,331,000
       Deferred tax asset...............................       (6,407,000)            ---              ---
       Increase (decrease) in accounts payable..........        1,452,000      (1,989,000)         331,000
       (Decrease) increase in accrued salaries, wages
         and other liabilities..........................          (16,000)        479,000       (3,493,000)
       Decrease in amounts due to third-party
            contractual agencies........................         (841,000)     (1,923,000)      (1,561,000)
                                                              -----------      ----------       ----------
            Total adjustments...........................       (1,097,000)     (1,468,000)      (6,195,000)
                                                              -----------      ----------       ----------
Net cash provided by (used in) operating activities.....       11,571,000       1,998,000       (3,343,000)
                                                              -----------      ----------       ----------
Investing activities
   Increase in net assets held for sale.................              ---             ---          (39,000)
   Expenditures for property and equipment..............       (2,473,000)     (2,467,000)      (2,503,000)
   Acquisitions.........................................              ---             ---       (8,232,000)
   (Increase) decrease in cash held in trust............           (5,000)         20,000          852,000
   Proceeds from sale of assets.........................          159,000         472,000          100,000
                                                              -----------      ----------       ----------
Net cash used in investing activities...................       (2,319,000)     (1,975,000)      (9,822,000)
                                                              -----------      ----------       ----------
Financing activities
   Loan costs...........................................         (120,000)        (42,000)        (761,000)
   Amounts paid to affiliate............................              ---             ---         (600,000)
   Issuance of employee stock...........................           39,000          26,000           43,000
   Net proceeds from exercise of options................           70,000             ---              ---
   Proceeds from issuance of debt and warrants..........        1,531,000       2,007,000       16,983,000
   Payments on debt.....................................      (10,716,000)     (2,801,000)      (1,566,000)
   Registration costs...................................          (12,000)            ---          (17,000)
                                                              -----------      ----------       ----------
Net cash (used in) provided by financing activities.....       (9,208,000)       (810,000)      14,082,000
                                                              -----------      ----------       ----------
Net increase (decrease) in cash and cash equivalents....           44,000        (787,000)         917,000
Cash and cash equivalents at beginning of period........          752,000       1,539,000          622,000
                                                              -----------      ----------       ----------
Cash and cash equivalents at end of period..............         $796,000        $752,000       $1,539,000
                                                              ===========      ==========       ==========

Cash paid during the period for:
    Interest  (net of amount capitalized)...............       $2,095,000      $2,941,000       $2,137,000
                                                              ===========      ==========       ==========
    Income taxes........................................         $483,000        $429,000       $1,239,000
                                                              ===========      ==========       ==========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INDUSTRY

         Ramsay Youth Services, Inc. is a provider of behavioral health care treatment programs and services focused on at-risk and special-needs youth. The Company offers a full spectrum of treatment programs and services in residential and non-residential settings. The programs and services are offered through a network of Company-owned or leased facilities ("Owned Operations") and state or government-owned facilities ("Management Contract Operations"). The Company is headquartered in Coral Gables, Florida and has operations in Alabama, Florida, Georgia, Hawaii, Missouri, Michigan, Nevada, North Carolina, South Carolina, Texas, Utah and Puerto Rico. The Company also provides a limited range of adult behavioral healthcare services at certain of its locations in response to community demand.

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

                                         DECEMBER 31,
                                   --------------------------
                                      2002           2001
                                   -----------    -----------
State Agencies.............           52.8%          63.4%
Medicaid...................           22.5           17.3
Medicare...................            7.7            5.5
Commercial.................            7.8            5.7
Managed Care...............            4.9            1.9
Self-Pay...................            1.2            1.2
Other......................            3.1            5.0
                                   -----------    -----------
                                     100.0%         100.0%
                                   ===========    ===========

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company carries accounts receivables at the amount it deems to be collectable. Estimates are used in determining the Company's allowance for doubtful accounts and are based on the Company's historical collection experience, current trends and credit policy. Although the Company believes its allowance is sufficient, if the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


continually evaluates the adequacy of its allowance for doubtful accounts. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that becomes uncollectable could differ from those estimated.

        As a result of budgetary constraints, on December 15, 2001 the Government of Puerto Rico cancelled the Company's contract to provide mental health and substance abuse services. In addition, on April 16, 2002 and August 14, 2002, the Government of Puerto Rico also cancelled the Company's contracts to provide a 20-bed specialized treatment program and an educational program to youth in Puerto Rico, respectively. Total revenues from these three contracts for the years ended December 31, 2002, 2001 and 2000 were approximately $2.0 million, $6.2 million and $5.6 million, respectively. Total operating (loss) or income from these contracts for the years ended December 31, 2002, 2001 and 2000 was approximately ($0.3 million), $0.6 million and $1.3 million, respectively. The Company's remaining contract with the Government of Puerto Rico is for the management of the 120-bed Bayamon facility. Although the contract for the management of the Bayamon facility does not expire until April 27, 2004, there can be no assurances that the Government of Puerto Rico will not cancel the contract prior to its expiration date. If the Bayamon contract is cancelled, the Company may incur additional costs and charges associated with the early termination of the contract. Total revenues and operating income generated by the Bayamon facility contract for the year ended December 31, 2002 were approximately $5.8 million and $0.4 million, respectively.

         The Company has experienced delays in the collection of receivables from certain of its contracts in Puerto Rico. During the year ended December 31, 2002, the Company collected approximately $1.4 million of past due receivables from the Government of Puerto Rico. As of December 31, 2002, the Company had approximately $2.0 million in outstanding receivables due from its contracts in Puerto Rico, of which $1.1 million was over 120 days past due. Reserves against outstanding Puerto Rico receivables were $1.1 million as of December 31, 2002. As of March 14, 2003, the Company had collected approximately $0.9 million of the December 31, 2002 outstanding receivable balance, all of which related to receivables under 120 days past due. The Company and its advisors are in active discussions with the Government of Puerto Rico with respect to the payment of the outstanding receivables. Although the Company has been advised by its legal counsel that the receivables due on the Puerto Rico contracts are collectable, there can be no assurances that the amounts will be collected.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash on hand and short-term, highly liquid, interest-bearing investments, with original maturities less than three months, consisting primarily of money market mutual funds. Deposits in banks may exceed the amount of insurance provided on such deposits. The Company performs reviews of the credit worthiness of its depository banks. The Company has not experienced any losses on its deposits of cash in banks.

CASH HELD IN TRUST

         Cash held in trust includes cash held in escrow from the sale of certain assets (see Note 2) and cash and short term investments set aside for the payment of losses in connection with the Company's self-insured retention for professional and general liability claims.

COST IN EXCESS OF NET ASSET VALUE OF PURCHASED BUSINESSES AND OTHER INTANGIBLE ASSETS

         Cost in excess of net asset value of purchased businesses relates to certain acquisitions made by the Company (see Note 4). Prior to January 1, 2002, amounts were being amortized on a straight-line basis over a term ranging from 3 to 40 years with a weighted average life of approximately 20 years. As the result of Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, a new accounting pronouncement which became effective in 2002, the Company now evaluates its

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


intangible assets to determine whether they will continue to be amortized or will be tested annually for impairment. The Company has completed its initial test of goodwill and has classified its goodwill in accordance with the Statement's criteria. Goodwill amortization for the Company for the years ended December 31, 2002, 2001 and 2000 was $0, $141,000 and $424,000, respectively.

         The Company periodically reviews its intangible assets to assess recoverability. The carrying value of cost in excess of net asset value of purchased businesses is reviewed by the Company's management if the facts and circumstances suggest that it may be impaired. The amount of impairment, if any, would be measured based on discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. As of December
31, 2002 and 2001 costs in excess of net asset value of purchased businesses, net of accumulated amortization of $1,521,000, was $2,232,000.

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         2002           2001          2000
                                                      ------------   -----------   ------------
($000s except for earnings per share amounts)

Reported net income..............................        $12,668         $3,466        $2,852
Add back: Goodwill amortization..................             --            115           390
                                                      ------------   -----------   ------------
Adjusted net income..............................        $12,668         $3,581        $3,242
                                                      ============   ===========   ============

Basic earnings per share:
Reported net income..............................          $1.37          $0.38         $0.32
Goodwill amortization............................             --            .01           .04
                                                      ------------   -----------   ------------
Adjusted net income..............................          $1.37          $0.39         $0.36
                                                      ============   ===========   ============

Diluted earnings per share:
Reported net income..............................          $1.11          $0.34         $0.32
Goodwill amortization............................             --            .01           .04
                                                      ------------   -----------   ------------
Adjusted net income..............................          $1.11          $0.35         $0.36
                                                      ============   ===========   ============


UNAMORTIZED LOAN COSTS

         Loan costs are deferred and amortized ratably over the life of the loan and are included in interest and other financial charges. Accumulated amortization of the Company's loan costs as of December 31, 2002 and 2001 was $1,418,607 and $1,136,000, respectively

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost less accumulated depreciation, except for assets considered to be impaired, which are stated at fair value of the assets as of the date the assets are determined to be impaired. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the accounts.

         Depreciation is computed substantially on the straight-line method for financial reporting purposes and on accelerated methods for income tax purposes. Depreciation is not recorded on assets determined to be impaired or during the period they are held for sale. The general range of estimated useful lives for financial reporting purposes is twenty to forty years for buildings and five to ten years for equipment. For the years ended December 31, 2002, 2001 and 2000, depreciation expense recorded on the Company's property and equipment totaled $2,577,000, $2,300,000 and $1,945,000, respectively.

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

INSURANCE

         The Company carries general and professional liability, comprehensive property damage, malpractice, workers' compensation, and other insurance coverages that management considers adequate for the protection of its assets and operations.

         The Company maintains self-insured retentions related to its professional and general liability and workers' compensation insurance programs. The Company's operations are insured for professional liability on a claims-made basis and for general liability and workers' compensation on an occurrence basis. The Company records the liability for uninsured losses related to asserted and unasserted claims arising from reported and unreported incidents based on independent valuations which consider claim development factors, the specific nature of the facts and circumstances giving rise to each reported incident and the Company's history with respect to similar claims. The development factors are based on a blending of the Company's actual experience with industry standards.

         The Company funds the expected losses of its workers' compensation claims through a rent-a-captive arrangement with an offshore entity wholly owned by a United States insurance carrier. The Company also maintains an aggregate stop loss policy for its workers' compensation claims.

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

EARNINGS PER SHARE

         For all periods presented, the Company has calculated earnings per share in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic earnings per share is based on the weighted average number of shares outstanding during each period. Diluted earnings per share further assumes that, under the treasury stock method, dilutive stock options and warrants are exercised.

STOCK-BASED COMPENSATION

         At December 31, 2002, the Company has eight stock-based employee compensation plans, which are described more fully in Note 11. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS
No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation.

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

                                                                  YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------------
                                                           2002             2001             2000
                                                      ---------------   --------------   --------------
Net income, as reported.......................          $12,668,000        $3,466,000       $2,852,000
Deduct:  Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax
   effects.......................................        (1,399,000)       (1,518,000)      (1,213,000)
                                                      ---------------   --------------   --------------

Pro forma net income.............................       $11,269,000        $1,948,000       $1,639,000
                                                      ===============   ==============   ==============

Earnings per share:
   Basic - as reported...........................             $1.37              $.38             $.32
                                                      ===============   ==============   ==============
   Basic - pro forma.............................             $1.21              $.22             $.18
                                                      ===============   ==============   ==============

   Diluted - as reported.........................             $1.11              $.34             $.32
                                                      ===============   ==============   ==============
   Diluted - pro forma...........................              $.99              $.19             $.18
                                                      ===============   ==============   ==============

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of financial instruments including cash and cash equivalents, cash held in trust, accounts receivable from services, and accounts payable approximate fair value as of December 31, 2002 due to the short maturity of the instruments and reserves for potential losses, as applicable. The carrying amounts of long-term debt obligations issued pursuant to the Company's senior credit facility approximate fair value because the interest rates on these instruments are subject to change with market interest rates.

NEW ACCOUNTING REQUIREMENTS

         In July 2001, the Financial Accounting Standard Board ("FASB") issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This Statement requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. This Statement is required to be adopted in fiscal years beginning after June 15, 2002. The Company does not anticipate a significant impact to the results of operations from the adoption of this Statement.

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

         In November 2002, the FASB issued Financial Interpretation (FIN) No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN No. 45 clarifies and expands on existing disclosure requirements for guarantees, including product warranties. FIN No. 45 also requires recognition of a liability at fair value of a company's obligations under certain guarantee contracts. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN No. 45 are applied only on a prospective basis to guarantees issued after December 31, 2002, irrespective of the guarantors' fiscal year-end. The Company does not believe that the implementation of FIN No. 45 will have a material impact on its financial condition, results of operations or cash flows.

         In December 2002, the FASB issued Statement No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE, an amendment of FASB Statement No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not anticipate a significant impact to the results of operations from the adoption of this Statement.

         In January 2003, the FASB issued FIN No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN No. 46 provides accounting guidance for consolidation of off-balance sheet entities with certain characteristics (variable interest entities). All enterprises with variable interest in variable interest entities created after January 31, 2003, shall apply the provisions of this interpretation immediately. A public entity with variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of this interpretation no later than the first interim or annual reporting period beginning after June 15, 2003. The Company does not believe that the implementation of FIN No. 46 will have a material impact on its financial condition, results of operations or cash flows.

2. ASSET SALES AND CLOSED BUSINESSES

         On June 7, 2000, the Company sold five of its contracts to manage charter schools and personal property with a book value of approximately $800,000 (including the net book value of cost in excess of net asset value of purchased businesses and other intangible assets) for $352,000, resulting in a loss of $456,000 after transaction costs. Additionally, in December 2000, the Company cancelled a long term consulting agreement with the purchaser of the aforementioned contracts and incurred $249,000 in cancellation fees effectively increasing the total loss to $705,000.

         As of December 31, 2000, the assets relating to the Company's facility in Palm Bay, Florida were reflected as assets held for sale in the accompanying balance sheets. On May 15, 2001, the Company sold the facility for $2,300,000. Proceeds from the sale included a $500,000 cash payment at closing and a $1,800,000, 8% promissory note, due and payable on June 30, 2003. During the year ended December 31, 2001, the Company agreed to accept a discount of $130,000 for the full payment of the promissory note and accrued interest. This

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


note is now expected to be repaid at its original maturity date of June 30, 2003 for the undiscounted amount of $1.8 million. The discount is included as a loss on sale of assets during the year ended December 31, 2001 in the accompanying financial statements. For the year ended December 31, 2001, revenues and net income before taxes from the Palm Bay facility operations were $65,000 and $40,000, respectively. Revenues and net loss before taxes for the Palm Bay facility for the year ended December 31, 2000 were $117,000 and $59,000, respectively.

3. IMPAIRMENT OF ASSETS

         In accordance with FASB No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, the Company periodically reviews its long-lived assets (land, buildings, fixed equipment, cost in excess of net asset value of purchased businesses and other intangible assets) to determine if the carrying value of these assets is recoverable, based on the future cash flows expected from the assets.

         During the year ended December 31, 2002 and 2001, the Company closed two of its community based programs in South Carolina and recorded asset impairment charges of $125,000 and $124,000, respectively. The asset impairment charges were determined based on the differences between the carrying value of the assets and the expected net proceeds from the sale of each facility.

4. ACQUISITIONS

         On August 4, 2000, the Company acquired the operating assets of Charter Behavioral Health System of Manatee Palms, L.P. ("Manatee Palms") from Charter Behavioral Health Systems, LLC and the corresponding real estate from Crescent Real Estate Funding VII, L.P. for a cash purchase price of $7,700,000. The acquisition was accounted for under the purchase method of accounting. In connection with the acquisition, the Company recorded cost in excess of net asset value of purchased businesses of $1,892,000. Prior to FASB Statement No. 142, this amount was being amortized on a straight-line basis over a term of 20 years. The operations of Manatee Palms have been included in the Company's consolidated statement of operations effective August 4, 2000. The Company's Senior Credit Facility was amended on August 4, 2000 to provide for the approval of this acquisition (see Note 6).

5. TRANSACTIONS WITH AFFILIATES

         At December 31, 2002, three corporate affiliates of Mr. Paul J. Ramsay, Chairman of the Board of the Company, owned an aggregate voting interest in the Company of approximately 58.02%, as follows: (i) Ramsay Holdings HSA Limited owned 9.75% of the outstanding Common Stock of the Company, (ii) Ramsay Holdings Pty. Ltd. owned approximately 40.13% of the outstanding Common Stock of the Company and (iii) Paul Ramsay Hospitals Pty. Limited ("Ramsay Hospitals") owned approximately 8.08% of the outstanding Common Stock of the Company.

         In September 2002, the Company entered into a lease agreement for a 110-bed facility in Macon, Georgia with a corporate affiliate of Mr. Paul J. Ramsay, Chairman of the Board of the Company and beneficial owner of approximately 59% of the outstanding Common Stock of the Company (the "Macon Lease"). The lease has a primary term of five years and two successive five year renewal options. The lease payments are $432,000 per annum and at each renewal option are subject to adjustments based on the change in the Consumer Price Index during the preceding period. In accordance with the terms of the lease, the Company is responsible for all costs of ownership, including taxes, insurance, maintenance and repairs. In addition, the Company has the option to purchase the facility at any time for an amount equal to the aggregate cost of the facility (as defined in the lease agreement) adjusted for the increase in the Consumer Price Index between the commencement of the lease and the purchase date.

         In December 1999, the Company entered into an agreement with one of its directors to serve as a senior advisor in connection with legal issues, acquisitions, financings and other transactions involving the Company. During the years ended December 31, 2002, 2001 and 2000, the Company paid the director

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


$61,242, $66,256 and $68,783, respectively (including expense reimbursements) in connection with these advisory services.

         In October 1999, the Company entered into an agreement with Excel Vocational Alternatives, Inc. ("Excel") for the provision by Excel of consulting and advisory services in connection with the creation of a Job Corps division for the Company. An executive officer of the Company is President and has a 50% ownership interest in Excel. On June 1, 2001, the Company cancelled its agreement with Excel. During the year ended December 31, 2001 and 2000, the Company paid Excel $150,000 and $192,500, respectively, in connection with these advisory services.

6. BORROWINGS

         The Company's long-term debt is as follows:

                                                                  DECEMBER 31,
                                                        ---------------------------------
                                                             2002             2001
                                                        ---------------- ----------------
Variable rate Term Loan, due October 30, 2003........       $6,102,000       $8,134,000
Revolver, due October 30, 2003.......................        1,911,000        7,503,000
Acquisition Loan, due October 30, 2003...............          287,000        1,849,000
Subordinated Note (net of discount of $289,000), due
   January 24, 2007..................................        4,711,000        4,660,000
Subordinated Note (net of discount of $301,000), due
   January 24, 2007..................................        4,699,000        4,640,000
Other................................................           93,000           92,000
                                                        ---------------- ----------------
                                                            17,803,000       26,878,000
Less current portion.................................        3,938,000        3,372,000
                                                        ---------------- ----------------
                                                           $13,865,000      $23,506,000
                                                        ================ ================

         The Company's senior credit facility, as amended, (the "Senior Credit Facility") consists of a term loan (the "Term Loan") payable in monthly installments ranging from $83,000 to $302,000 with final payment of any outstanding principal balance due on September 1, 2004 and a revolving credit facility (the "Revolver") for an amount up to the lesser of $15,000,000 or the borrowing base of the Company's receivables (as defined in the agreement) and an acquisition loan commitment of up to $6,000,000 (the "Acquisition Loan").

         The Company's Senior Credit Facility also provided for a $1,250,000 bridge loan advance under the Acquisition Loan. On August 2, 2002 the Company paid off its $1,250,000 bridge loan advance under the Acquisition Loan

         In connection with the aforementioned bridge loan advance, a corporate affiliate of Paul J. Ramsay, Chairman of the Board of the Company, entered into a Junior Subordinated Note Purchase Agreement with the Senior Credit Facility lender to participate in the Senior Credit Facility in an amount equal to the bridge loan advance.

         Interest on the Term Loan and the Revolver varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.5% to 2.0% (4.75% at December 31, 2002), based on the Company's ratio of total indebtedness to EBITDA or (ii) a function of the Eurodollar rate plus a margin ranging from 2.0% to 3.5% (3.43% at December 31, 2002), based on the Company's ratio of total indebtedness to EBITDA.

         Interest on the Acquisition Loan varies, and at the option of the Company, would equal (i) a function of a base rate plus a margin ranging from 0.75% to 2.25% (5.0% at December 31, 2002), based on the Company's ratio of total indebtedness to EBITDA or (ii) a function of the Eurodollar rate plus a

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


margin ranging from 2.25% to 3.75% (3.68% at December 31, 2002), based on the Company's ratio of total indebtedness to EBITDA.

         Additionally, the Company is obligated to pay to the financial institution an amount equal to one half of 1% of the unused portion of the Revolver and the Acquisition Loan.

         The Senior Credit Facility requires that the Company meet certain covenants, including (i) the maintenance of certain fixed charge coverage, interest coverage and leverage ratios, (ii) the maintenance of certain proforma availability levels (as defined in the credit agreement) and (iii) a limitation on capital expenditures. The Senior Credit Facility also prohibits the payment of cash dividends to common stockholders of the Company.

         On September 6, 2002, the Company's Senior Credit Facility was amended to allow for the execution of the Macon Lease (see Note 5). On March 14, 2003, the Senior Credit Facility was amended, effective December 31, 2002, to extend the maturity date to October 30, 2004.

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

         As of December 31, 2002 and 2001, the Company was in compliance with all covenants stipulated in the Senior Credit Facility.

         The Company and its subsidiaries have pledged substantially all of their real property, receivables and other assets as collateral for the Senior Credit Facility.

         On January 25, 2000 and June 19, 2000, the Company entered into subordinated note and warrant purchase agreements with two unrelated financial institutions for an aggregate principal amount of $5 million each (the "Subordinated Notes"). The Subordinated Notes permit each of the financial institutions to exercise, under certain conditions, up to 475,000 warrants which are convertible into the Company's common stock. The aggregate value of the warrants at the time of issuance was $861,000. On August 17, 2001, one of the financial institutions exercised its warrant purchase agreement and converted 475,000 warrants into 294,597 shares of common stock utilizing the cashless exercise provision outlined in the warrant agreement. Borrowings under the Subordinated Notes bear interest at a rate of 12.5% per annum. The interest is payable quarterly, and the principal balance and any unpaid interest is due January 24, 2007.

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

         The aggregate scheduled maturities of long term debt outstanding during the next five years are as follows: 2003 -- $3,938,000; 2004 -- $4,411,000; 2005
-- $25,000; 2006 -- $15,000 and 2007 -- $10,004,000.

7. OPERATING LEASES

         On September 28, 1998, the Company sold and leased back the land, buildings and fixed equipment of its Havenwyck facility in Auburn Hills, Michigan. The lease has a term of 12 years and currently requires annual minimum lease payments of approximately $1,387,000, payable monthly.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Effective April 1 of each year, the lease payments are subject to upward adjustments (not to exceed 3% annually) in the consumer price index over the preceding twelve months.

         In August 1997, the Company leased its Meadowlake facility in Oklahoma to an independent healthcare provider (the "tenant") for an initial term of three years, with four three-year renewal options. Lease payments total $385,000 per year and at each renewal option are subject to adjustment based on the change in the consumer price index during the preceding lease period. In accordance with the terms of the lease agreement, the tenant is responsible for all costs of ownership, including taxes, insurance, maintenance and repairs. In addition, the tenant has the option to purchase the facility at any time for $2,500,000. The book value of the facility was $1,900,000 on December 31, 2002.

         In April 1995, the Company sold and leased back the land, buildings and fixed equipment of its Mission Vista facility in San Antonio, Texas. The lease at the Mission Vista facility has a primary term of 15 years (with three successive renewal options of 5 years each) and at December 31, 2002 had aggregate annual minimum rentals of approximately $601,000, payable monthly.

         Rent expense related to noncancellable operating leases amounted to $4,163,000, $3,916,000 and $3,256,000 for the years ended December 31, 2002,
2001 and 2000, respectively.

         Future minimum lease payments required under noncancellable operating leases as of December 31, 2002 are as follows: 2003 -- $3,681,000; 2004 --
$3,401,000; 2005 -- $3,215,000; 2006 -- $2,692,000, 2007 -- $2,387,000 and
thereafter -- $4,064,000.

8. SEGMENT INFORMATION

         The Company is a provider of behavioral health care treatment programs focused on at-risk and special needs youth in residential and non-residential settings in eleven states and the Commonwealth of Puerto Rico. During the quarter ended June 30, 2001, the Company refined its segment definitions to more appropriately reflect its business operations and management responsibilities. The primary change from the segment information presented as of December 31, 2000 consists of a change in the names of the segments and the classification of certain items within the segments. Accordingly, the corresponding information for earlier periods has been reclassified to reflect the new reportable business segments, owned operations and management contract operations.

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

        The following table sets forth, for each of the periods indicated, certain information about segment results of operations and segment assets. There are no inter-segment sales or transfers. Segment profit consists of revenue less operating expenses, exclusive of losses related to asset sales, and does not include investment income and other, interest and other financing charges, and income taxes. Total assets are those assets used in the operations in each segment. Corporate assets include cash and cash equivalents, property and equipment, intangible assets and notes receivable. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                                       ------------------------------------------------
                                                           2002              2001            2000
                                                       --------------    --------------  --------------
SEGMENT REVENUE
  Owned operations................................     $116,464,000      $106,140,000      $87,506,000

   Management contracts...........................       28,692,000        28,276,000       20,854,000
                                                      --------------    --------------  --------------

Total consolidated revenues.......................     $145,156,000      $134,416,000     $108,360,000
                                                      ==============    ==============  ==============

SEGMENT DEPRECIATION AND AMORTIZATION
   Owned operations...............................       $2,319,000        $2,156,000       $1,744,000

   Management contracts...........................          148,000           123,000          140,000
                                                      --------------    --------------  --------------
                                                          2,467,000         2,279,000        1,884,000

Reconciling items
   Corporate depreciation and amortization........          110,000           151,000          485,000
                                                      --------------    --------------  --------------
Total consolidated revenues.......................       $2,577,000        $2,430,000       $2,369,000
                                                      ==============    ==============  ==============

SEGMENT PROFIT
   Owned operations...............................      $12,999,000       $10,207,000       $8,548,000

   Management contracts...........................        2,550,000         3,383,000        1,527,000
                                                      --------------    --------------  --------------
                                                         15,549,000        13,590,000       10,075,000

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                                       ------------------------------------------------
                                                           2002              2001            2000
                                                       --------------    --------------  --------------
Reconciling items:
   Corporate expenses.............................       (6,270,000)       (5,917,000)      (3,564,000)
   Interest and other financing charges...........       (2,475,000)       (3,299,000)      (2,706,000)
   Losses related to asset sales and closed
   businesses.....................................               --          (130,000)        (705,000)
                                                       --------------    --------------  --------------
Total consolidated income before income taxes.....       $6,804,000        $4,244,000       $3,100,000
                                                       ==============    ==============  ==============

SEGMENT CAPITAL EXPENDITURES
   Owned operations...............................       $2,182,000        $2,053,000       $2,147,000

   Management contracts...........................          227,000           246,000          330,000
                                                       --------------    --------------  --------------
                                                          2,409,000         2,299,000        2,477,000

Reconciling items
   Corporate assets...............................           63,000           168,000           26,000
                                                       --------------    --------------  --------------
Total consolidated capital expenditures...........       $2,472,000        $2,467,000       $2,503,000
                                                       ==============    ==============  ==============

                                                             AS OF DECEMBER 31,
                                                       --------------------------------
                                                           2002              2001
                                                       --------------    --------------
SEGMENT ASSETS
   Owned operations...............................      $59,267,000       $57,893,000
   Management contracts...........................        5,140,000         6,729,000
                                                       --------------    --------------
Total segment assets..............................       64,407,000        64,622,000

RECONCILING ITEMS
   Corporate assets...............................        8,890,000         4,389,000
                                                       --------------    --------------
Total consolidated assets.........................      $73,297,000       $69,011,000
                                                       ==============    ==============

GEOGRAPHIC AREA DATA

         The Company's revenues are derived solely from within the United States and the Commonwealth of Puerto Rico.

MAJOR CUSTOMERS

         Revenues from one payor source (Florida Department of Juvenile Justice) represented approximately $27,355,000, $22,433,000 and $14,452,000 of consolidated revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

9.   STOCKHOLDERS' EQUITY

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

10. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                    ---------------------------------------------
                                                        2002            2001           2000
                                                    --------------  -------------- --------------
   Net income, as reported..................          $12,668,000      $3,466,000     $2,852,000
                                                    ==============  ============== ==============

Denominator:
   Denominator for basic earnings per share -
      weighted-average shares...............            9,278,000       9,046,000      8,913,000

   Effect of dilutive securities:
      Employee stock options and warrants...            2,127,000       1,294,000         41,000
                                                    --------------  -------------- --------------
      Denominator for diluted earnings per
        share -
         Adjusted weighted-average shares and
         Assumed conversions................           11,405,000      10,340,000      8,954,000
                                                    ==============  ============== ==============

Basic earnings per share....................                $1.37            $.38           $.32
                                                    ==============  ============== ==============

Diluted earnings per share..................                $1.11            $.34           $.32
                                                    ==============  ============== ==============

         For the years ended December 31, 2002, 2001 and 2000, respectively, 552,819, 785,449 and 1,698,938 options and warrants were excluded from the above computation because their effect would have been antidilutive.

11. OPTIONS AND WARRANTS

         The Company's Stock Option Plans provide for options to various key employees, non-employee directors, consultants and other individuals providing services to the Company, to purchase shares of Common Stock at no less than the fair market value of the stock on the date of grant. Options granted become exercisable in varying increments including (a) 100% one year after the date of grant, (b) 50% each year beginning one year after the date of grant (c) 33% each year beginning on the date of grant, (d) 33% each year beginning one year from the date of grant and (e) 25% each year beginning one year from the date of grant. Options issued to employees and directors are subject to anti-dilution adjustments and generally expire the earlier of 10 years after the date of grant or 60 days after the employee's termination date or the director's resignation. The weighted average remaining contractual life of all outstanding options at December 31, 2002 is approximately 8.0 years.

         During the year ended December 31, 2002, the Company did not grant any options under the various Company stock option plans.

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

         During the year ended December 31, 2000, the Company granted 50,000 options under the Ramsay Managed Care, Inc. ("RMCI") Plan.

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

         In connection with a repricing opportunity authorized by the Company's Board of Directors on November 10, 1995, approximately 500,000 options (of which 11,886 are still outstanding at December 31, 2002) were voluntarily repriced by the option holders. Under this repricing opportunity, the exercise prices of the holders' outstanding options were reduced to $7.50 per share, the closing price for the Common Stock on the NASDAQ National Market System on November 10, 1995. The Company granted 304,087 options during fiscal year ended June 30, 1997 (including former RMCI options which became options to purchase an aggregate of 104,804 shares of the Company's Common Stock on the date of the merger). These options, along with the options repriced on November 10, 1995, are not exercisable until the closing price of the Common Stock, as quoted on the NASDAQ SmallCap Market System, equals or exceeds $21.00 per share for at least 15 trading days, which need not be consecutive. As of December 31, 2002, none of these options are exercisable.

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

         The Company has frozen its 1990 and 1991 Stock Option Plans, and authorized 132,319, 166,667, 166,667, 166,667, 250,000 and 1,500,000 shares under its 1993, 1995, 1996, 1997, 1999 Amended and 2001 Stock Option Plans, respectively. At December 31, 2002, 172,862 shares were available for issuance under these Plans.

         Summarized information regarding the Company's Stock Option Plans is as follows:

         Options exercisable based solely on employees rendering additional service:

                                                                    WEIGHTED
                                                  NUMBER            AVERAGE
                                                    OF              EXERCISE
                                                  SHARES             PRICE
                                              ---------------    ---------------

Options outstanding at January 1, 2000            2,154,319            $3.87
  Granted (non employee)                             50,000            $1.56
  Canceled                                       (1,056,184)           $3.95
                                              ---------------

Options outstanding at December 31, 2000          1,148,135            $3.63
  Granted                                         2,375,000            $1.04
  Canceled                                         (825,831)           $3.67
                                              ---------------

Options outstanding at December 31, 2001          2,697,304            $1.34
  Granted                                                 0
  Exercised                                         (29,249)           $2.58
  Canceled                                          (73,140)           $4.62
                                              ---------------

Options outstanding at December 31, 2002          2,594,915
                                              ===============

Exercisable at December 31, 2002                    960,290            $1.47
                                              ===============

Exercisable at December 31, 2001                    191,692            $4.30
                                              ===============

Exercisable at December 31, 2000                    432,024            $5.24
                                              ===============

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Options not exercisable until the closing price for the Common Stock as quoted on the NASDAQ SmallCap Market System equals or exceeds $21.00 per share for at least 15 trading days:

                                                                    WEIGHTED
                                                  NUMBER            AVERAGE
                                                    OF              EXERCISE
                                                  SHARES             PRICE
                                              ---------------    ---------------

Options outstanding at January 1, 2000              275,688           $8.33
  Canceled                                         (162,666)          $9.13
                                              ---------------

Options outstanding at December 31, 2000            113,022           $7.70
  Canceled                                          (87,646)          $7.62
                                              ---------------

Options outstanding at December 31, 2001             25,376           $7.93
  Canceled                                           (6,490)          $7.50
                                              ---------------

Options outstanding at December 31, 2002             18,886           $8.10
                                              ===============

         Shares of common stock reserved for future issuance at December 31, 2002 are as follows:

Options.....................................          2,613,801
Warrants....................................            962,769
                                                    ------------
                                                      3,576,570
                                                    ============

         The following table summarizes information about options outstanding at December 31, 2002.


                           OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
--------------------------------------------------------------------------  -------------------------------
                                         WEIGHTED
                                     AVERAGE REMAINING       WEIGHTED                         WEIGHTED
     RANGE OF           NUMBER       CONTRACTUAL LIFE         AVERAGE          NUMBER         AVERAGE
 EXERCISE PRICES     OUTSTANDING        (IN YEARS)        EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
------------------  --------------  --------------------  ----------------  -------------  ----------------
      $0.85           2,000,000              8.25               $0.85          668,335         $   .85
  $1.56 - $2.69         548,751              7.97                2.16          245,791            2.23
      $4.69              24,999               .06                4.69           24,999            4.69
      $7.50              11,886              1.32                7.50               --              --
  $8.25 - $9.38          28,165              4.26                8.46           21,165            8.25
------------------  --------------  --------------------  ----------------  -------------  ----------------
  $0.85 - $9.38       2,613,801              8.04               $1.27          960,290           $1.47
==================  ==============  ====================  ================  =============  ================

         Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The Company did not award any employee stock options during the year ended December 31, 2002 and during the year ended December 31, 2000. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for grants in the year ended December 31, 2001.

         o   expected volatility rates of 119% for the year ended December 31,
             2001

         o   risk-free interest rates of 5% for the year ended December 31, 2001

         o   expected lives of ten years for all periods

         o   a dividend yield of zero for all periods

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. (See proforma disclosure in Note 1)

         In addition to the Employee Stock Option plans, the Company also has an Employee Stock Purchase Plan available to employees.

         The Employee Stock Purchase Plan (the "ESPP") allows all eligible employees to purchase shares of common stock on semi-annual offering dates at a price that is the lessor of 85% if the fair market value of the shares on the first day or the last day of the semi-annual period. Employee contributions were $39,000 for 2002, $44,000 for 2001 and $79,000 for 2000. Through the ESPP, the
Company issued to employees 16,983 shares in 2002, 29,672 shares in 2001 and 34,989 shares in 2000. As of December 31, 2002, 18,356 shares were available for future issuance.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


12. INCOME TAXES

         The following table summarizes tax effects comprising the Company's net deferred tax assets and liabilities:

                                                                 DECEMBER 31,
                                                         ------------------------------
                                                             2002            2001
                                                         --------------  --------------
Deferred tax liabilities:
   Book basis of fixed assets over tax basis........     $          --         $57,000
   Book basis of intangible assets over tax basis...            41,000              --
   Prepaid maintenance..............................           325,000         396,000
   Other............................................                           248,000
                                                         --------------  --------------
         Total deferred tax liabilities.............           366,000         701,000
Deferred tax assets:
   Allowance for doubtful accounts..................           537,000         735,000
   General and professional liability insurance.....           833,000       1,806,000
   Accrued employee benefits........................           726,000         816,000
   Capital loss carryovers..........................           445,000         445,000
   Tax basis of fixed assets over book basis........           116,000              --
   Other accrued liabilities........................         1,182,000       2,568,000
   Other............................................                --           2,000
   Net operating loss carryovers....................        11,014,000      15,899,000
   Alternative minimum tax credit carryovers........         1,150,000       1,150,000
                                                         --------------  --------------
         Total deferred tax assets..................        16,003,000      23,421,000
Valuation allowance for deferred tax assets.........        (9,230,000)    (22,720,000)
                                                         --------------  --------------
         Deferred tax assets, net of valuation
         allowance..................................         6,773,000         701,000
                                                         --------------  --------------
         Net deferred tax assets....................        $6,407,000   $          --
                                                         ==============  ==============

         The provision for income taxes consists of the following:

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                   ---------------------------------------------
                                       2002            2001           2000
                                   --------------  -------------- --------------
Current income taxes:
   Federal....................          $67,000        $185,000   $         --
   State......................          476,000         593,000        248,000
                                   --------------  -------------- --------------
      Total                             543,000         778,000        248,000
                                   --------------  -------------- --------------
Deferred income taxes:
    Federal and State.........       (6,407,000)             --             --
                                   --------------  -------------- --------------
        Total                       ($5,864,000)       $778,000       $248,000
                                   ==============  ============== ==============

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                  ------------------------------------------
                                                      2002          2001           2000
                                                  -------------  ------------  -------------
U.S. Federal statutory rate..................          34.0%          34.0%         34.0%
(Decrease) in valuation allowance............         (56.1)         (26.5)        (20.1)
Non-deductible intangible assets.............           --             4.9            --
State income taxes, net of federal benefit...           4.6            9.2           5.3
Benefit of net operating loss recognized.....         (71.1)          (6.8)        (14.2)

Other........................................           2.4            3.5           3.0
                                                  -------------  ------------  -------------
Effective income tax rate....................         (86.2%)         18.3%          8.0%
                                                  =============  ============  =============

         Current accounting standards require that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes. In addition, future tax benefits, such as net operating loss ("NOL") carryforwards, are required to be recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is established for those benefits that do not meet the more likely than not criteria. A valuation allowance of $9,230,000 and $22,720,000 has been established for the net deferred tax assets at December 31, 2002 and 2001, respectively. During the tax year ended December 31, 2002, the Company reversed a portion of the valuation allowance because, based on a current review of available objective and verifiable evidence, it is management's judgment that a portion of the tax benefits associated with the Company's deferred tax assets will more likely than not be realized. Such evidence includes, inter alia, updated expectations about sufficient future years' taxable income which reflect the continuing improvement in the Company's operating results.

         At December 31, 2002, the Company had federal net operating loss carryovers of approximately $28,985,000, and alternative minimum tax credit carryovers of approximately $1,150,000 available to reduce future federal income taxes, subject to certain annual limitations. The net operating loss carryovers expire from 2010 to 2018.

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

         The Company derived approximately 83%, 87% and 85% of its revenues from services provided to individuals covered by various federal and state governmental programs in the years ended December 31, 2002, 2001 and 2000, respectively.

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

         The Company did not contribute to the plan during the years ended December 31, 2002, 2001 and 2000.

15. COMMITMENTS AND CONTINGENCIES

         The Company is party to certain claims, suits and complaints, including those matters described below, whether arising from the acts or omissions of its employees, providers or others, which arise in the ordinary course of business. The Company has established reserves at December 31, 2002 and 2001 for the estimated amounts, which might be recovered from the Company as a result of all outstanding legal proceedings. In the opinion of management, the ultimate resolution of these pending legal proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

         Management has evaluated the probability surrounding a litigation claim sought by the purchaser of one of the Company's former subsidiaries as being remote. Accordingly, in December 2000, the Company reversed its $2,500,000 litigation reserve.

16. VALUATION AND QUALIFYING ACCOUNTS

         Activity in the Company's Valuation and Qualifying Accounts consists of the following:

                                                                         DECEMBER 31,
                                                          --------------------------------------------
                                                              2002            2001           2000
                                                          -------------   -------------  -------------
Allowance for Doubtful Accounts:

Balance at beginning of  period......................       $1,934,000      $2,807,000     $2,615,000
Provision for doubtful accounts......................        1,867,000       2,911,000      2,817,000
Write-offs of uncollectable accounts receivable......       (1,474,000)     (3,784,000)    (2,625,000)
                                                          -------------   -------------  -------------
Balance at end of period.............................       $2,327,000      $1,934,000     $2,807,000
                                                          =============   =============  =============

Tax Valuation Allowance for Deferred Tax Assets:

Balance at beginning of period.......................      $22,720,000     $24,151,000    $25,214,000
Deductions...........................................      (13,490,000)     (1,431,000)    (1,063,000)
                                                          -------------   -------------  -------------
Balance at end of period.............................       $9,230,000     $22,720,000    $24,151,000
                                                          =============   =============  =============

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


17. SUPPLEMENTAL CASH FLOW INFORMATION

         The Company's non-cash investing and financing activities were as follows:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                    -------------------------------------------
                                                        2002           2001           2000
                                                    -------------  -------------  -------------
Cancellation of consulting agreement.........       $        --    $        --       $249,000

Issuance of warrants in connection with
   subordinated debt.........................                --             --            861


Financed acquisition of property and equipment           31,000         86,000             --

Note received in connection with sale of
   property and equipment....................                --      1,670,000        252,000


18. QUARTERLY RESULTS OF OPERATIONS AND OTHER SUPPLEMENTAL INFORMATION
(UNAUDITED)

         Following is a summary of the Company's quarterly results of operations for the years ended December 31, 2002 and 2001.

                                                                       QUARTER ENDED
                                               ---------------------------------------------------------------
                 2002 (b)                         MARCH 31         JUNE 30       SEPTEMBER 30     DECEMBER 31
-----------------------------------------      --------------  --------------- ---------------  --------------
Net revenues.............................        $35,831,000     $36,709,000      $36,323,000     $36,293,000
Income from operations...................          2,473,000       2,675,000        2,601,000       1,530,000
Income before income taxes...............          1,783,000       2,070,000        2,025,000         926,000
Net income...............................          1,569,000       9,262,000        1,262,000         575,000

INCOME PER COMMON SHARE (a)
Basic....................................              $0.17           $1.00            $0.14           $0.06
Diluted..................................              $0.14           $0.81            $0.11           $0.05

                 2001 (c)
-----------------------------------------

Net revenues.............................        $31,789,000     $33,840,000      $33,638,000     $35,149,000
Income from operations...................          1,545,000       1,787,000        1,995,000       2,346,000
Income before income taxes...............            560,000         921,000        1,249,000       1,514,000
Net income...............................            384,000         796,000        1,078,000       1,208,000

INCOME PER COMMON SHARE (a)
Basic....................................               $.04            $.09            $.12             $.13
Diluted..................................               $.04            $.08            $.10             $.11

(a) The quarterly earnings per share amounts may not equal the annual amounts due to changes in the average common and dilutive common equivalent shares outstanding during the year.

(b) During the quarter ended March 31, 2002, the Company recorded an asset impairment charge of $0.1 million relating to the difference between the carrying value of one of its closed therapeutic living facilities and the expected net proceeds from the sale of the facility.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     During the quarter ended June 30, 2002, the Company recorded a $7.4 million reversal of the valuation allowance placed on its deferred tax assets relating to temporary differences that will result in deductible amounts in future years and net operating loss carryforwards.

     During the quarter ended December 31, 2002, the Company incurred approximately $650,000 in losses in connection with the start-up of the new McIntosh contract and Macon facility.

(c) During the quarter ended December 31, 2001, the Company recorded an asset impairment charge of $0.1 million relating to the difference between the carrying value of one of its closed therapeutic living facilities and the expected net proceeds from the sale of the facility.

     During the quarter ended December 31, 2001, the Company recorded a loss of $0.1 million relating to a discount on the prepayment of a note receivable owed to the Company.

                                INDEX OF EXHIBITS

                                                                                    Page
                                                                                    Number
                                                                                    -----
2.3      Agreement of sale and purchase dated April 12, 1995 by and between RHCI
         San Antonio, Inc. and Capstone Capital Corporation (incorporated by reference to Exhibit 2.8 to the Company's Annual Report on Form 10-K
         for the year ended June 30, 1995). Pursuant to Reg. S-K, Item
         601(b)(2), the Company agrees to furnish a copy of the Schedules and
         Exhibits to such Agreement to the Commission upon request..............    --

2.4      Agreement and Plan of Merger dated as of October 1, 1996 among Ramsay
         Managed Care, Inc., the Company and RHCI Acquisition Corp.
         (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated October 2, 1996). Pursuant to Reg. S-K, Item
         601(b)(2), the Company agrees to furnish a copy of the Disclosure
         Schedules to such Agreement to the Commission upon request.............    --

2.5      Agreement and Plan of Merger dated as of July 1, 1997 among Summa
         Healthcare Group, Inc., the Company and Ramsay Acquisition Corporation
         (incorporated by reference to Exhibit 2.5 to the Company's Annual
         Report on Form 10-K for the year ended June 30, 1997)..................    --

2.6      Agreement of Purchase and Sale dated as of March 18, 1998 by and between Ramsay Louisiana, Inc. and Health-One Properties, LLC
         (incorporated by reference to Exhibit 2.6 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 1998). Pursuant to
         Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the
         Disclosure Schedules and attachments to such Agreement to the
         Commission upon request................................................    --

2.7      Stock Purchase Agreement dated as of May 1, 1998 by and among the
         Company, Ramsay Managed Care, Inc. and Horizon Health Corporation
         (incorporated by reference to Exhibit 2.7 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 1998). Pursuant to
         Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the
         Disclosure Schedules and attachments to such Agreement to the
         Commission upon request................................................    --

2.8      Asset Purchase Agreement dated as of May 15, 1998 by and among
         Greenbrier Hospital, Inc., the Company and Provider Options Holdings,
         L.L.C (incorporated by reference to Exhibit 2.8 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
         Pursuant to Reg. S- K, Item 601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedules and attachments to such Agreement to
         the Commission upon request............................................    --

2.9      Purchase Agreement dated as of June 24, 1998 among Charter Behavioral
         Health Systems, LLC, the Company, Carolina Treatment Center, Inc.,
         Houma Psychiatric Hospital, Inc., Mesa Psychiatric Hospital, Inc., RHCI
         San Antonio, Inc., The Haven Hospital, Inc., Transitional Care Ventures
         (Arizona), Inc., Transitional Care Ventures (North Texas), Inc. and
         Transitional Care Ventures (Texas), Inc. (incorporated by reference to
         Exhibit 2.9 to the Company's Current Report on Form 8-K dated October
         9, 1998). Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedules and attachments to such
         Agreement to the Commission upon request...............................    --

2.10     Purchase and Sale Contract dated as of June 25, 1998 among Charter
         Behavioral Health Systems, LLC, Carolina Treatment Center, Inc. and
         Mesa Psychiatric Hospital, Inc. (incorporated by reference to Exhibit


         2.10 to the Company's Current Report on Form 8-K dated October 9,
         1998). Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedules and attachments to such
         Agreement to the Commission upon request...............................    --

2.11     Purchase and Sale Contract dated as of June 26, 1998 among Crescent
         Real Estate Equities Limited Partnership and The Haven Hospital, Inc.
         (incorporated by reference to Exhibit 2.11 to the Company's Current
         Report on Form 8-K dated October 9, 1998). Pursuant to Reg. S-K, Item
         601(b)(2), the Company agrees to furnish a copy of the Disclosure
         Schedules and attachments to such Agreement to the Commission upon
         request................................................................    --

2.12     Asset Purchase Agreement dated as of July 2, 1998 among West Virginia
         University Hospitals, Inc., Psychiatric Institute of West Virginia,
         Inc. and the Company (incorporated by reference to Exhibit 2.12 to the
         Company's Current Report on Form 8-K dated October 9, 1998). Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedules and attachments to such Agreement to the
         Commission upon request................................................    --

2.13     Amendment No. 1 dated as of September 28, 1998 Purchase Agreement dated as of June 24, 1998 among Charter Behavioral Health Systems, LLC, the
         Company, Carolina Treatment Center, Inc., Houma Psychiatric Hospital,
         Inc., Mesa Psychiatric Hospital, Inc., RHCI San Antonio, Inc., The
         Haven Hospital, Inc., Transitional Care Ventures (Arizona), Inc.,
         Transitional Care Ventures (North Texas), Inc. and Transitional Care
         Ventures (Texas), Inc. (incorporated by reference to Exhibit 2.13 to
         the Company's Current Report on Form 8-K dated October 9, 1998)........    --

2.14     Agreement of Sale and Purchase dated as of September 28, 1998 by and among Havenwyck Hospital, Inc., Michigan Psychiatric Services, Inc. and
         Capstone Capital Corporation (incorporated by reference to Exhibit 2.14 to the Company's Current Report on Form 8-K dated October 9, 1998).
         Pursuant to Reg. S-K, Item 601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedules and attachments to such Agreement to
         the Commission upon request............................................    --

2.15     Stock Purchase Agreement dated as of November 19, 1998 The Rader Group,
         Incorporated, a Florida corporation, The Rader Group, Incorporated, a
         Colorado corporation, Bill T. Rader, Ph.D. and Ramsay Educational
         Services, Inc. (incorporated by reference to Exhibit 2.15 to the
         Company's Transition Report on Form 10-K for the six months ended
         December 31, 1998).....................................................    --

2.16     Stock Purchase Agreement dated May 14, 1999 between the Company, Ramsay
         Hospital Corporation of Louisiana, Inc. and Paul Ramsay Holdings Pty.
         Limited (incorporated by reference to Exhibit 2.16 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).....    --

2.17     Asset Purchase Agreement dated as of May 19, 2000 by and among the
         Company, Charter Behavioral Health Systems, LLC, the Charter
         Subsidiaries, Charter Advantage, LLC and Charter Managed Care Services,
         LLC (incorporated by referenced to Exhibit 2.17 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).....    --

2.18     First Amendment to Asset Purchase Agreement dated as of June 28, 2000 by and among the Company, Charter Behavioral Health Systems, LLC,
         Charter Behavioral Health System of Manatee Palms, LP, Charter
         Behavioral Health System at Manatee Adolescent Treatment Services, LP,
         Charter Advantage, LLC and Charter Managed Care Services, LLC
         (incorporated by referenced to Exhibit 2.18 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 2000)...............    --



2.19     Second Amendment to Asset Purchase Agreement dated July 18, 2000 by and among the Company, Charter Behavioral Health Systems, LLC, Charter
         Behavioral Health System of Manatee Palms, LP, Charter Behavioral
         Health System at Manatee Adolescent Treatment Services, LP, Charter
         Advantage, LLC and Charter Managed Care Services, LLC (incorporated by referenced to Exhibit 2.19 to the Company's Quarterly Report on Form
         10-Q for the quarter ended June 30, 2000)..............................    --

2.20     Real Estate Purchase Agreement dated June 22, 2000 by and among the
         Company and Crescent Real Estate Funding VII, L.P. (incorporated by referenced to Exhibit 2.20 to the Company's Quarterly Report on Form
         10-Q for the quarter ended June 30, 2000)..............................    --

3.1      Restated Certificate of Incorporation of the Company, as amended
         (incorporated by reference to Exhibit 3.1 to the Company's Annual
         Report on Form 10-K for the year ended June 30, 1990)..................    --

3.2      Certificate of Amendment of Restated Certificate of Incorporation of
         the Company filed on April 17, 1991 (incorporated by reference to
         Exhibit 3.2 to the Company's Registration Statement on Form S-2,
         Registration No. 33-40762).............................................    --

3.3      Certificate of Correction to Certificate of Amendment of Restated
         Certificate of Incorporation of the Company filed on April 18, 1991
         (incorporated by reference to Exhibit 3.3 to the Company's Registration
         Statement on Form S-2, Registration No. 33-40762)......................    --

3.4      By-Laws of the Company, as amended to date (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year
         ended June 30, 1994)...................................................    --

4.13     Amended and Restated Subscription Agreement dated October 26, 1998 between the Company and Paul Ramsay Holdings Pty. Limited ("Holdings
         Pty.") (incorporated by reference to Exhibit 4.13 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended September 30,
         1998)..................................................................    --

4.14     Amended and Restated Subscription Agreement dated October 26, 1998 between the Company and Luis E. Lamela (incorporated by reference to
         Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended September 30, 1998)......................................    --

4.15     Subscription Agreement dated October 26, 1998 between the Company and
         Haythe & Curley (incorporated by reference to Exhibit 4.15 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended September
         30, 1998)..............................................................    --

4.16     Subscription Agreement dated as of October 26, 1998 between the Company and Dauphin Capital Partners I, LP (incorporated by reference to
         Exhibit 4.16 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended September 30, 1998)......................................    --

4.17     Subscription Agreement dated as of October 26, 1998 between the Company and Moises Hernandez, M.D. (incorporated by reference to Exhibit 4.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1998)....................................................    --

4.18     Subscription Agreement dated as of October 26, 1998 between the Company and Tom Hodapp (incorporated by reference to Exhibit 4.18 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended September
         30, 1998)..............................................................    --

4.19     Subscription Agreement dated as of October 26, 1998 between the Company and Aaron Beam (incorporated by reference to Exhibit 4.19 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended September
         30, 1998)..............................................................    --


4.20     Subscription Agreement dated as of October 26, 1998 between the Company and Sanford R. Robertson (incorporated by reference to Exhibit 4.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1998)....................................................    --

4.21     Revolving Credit Note dated October 30, 1998 by the Company in the aggregate principal amount of $8,000,000 payable to the order of Fleet
         Capital Corporation (incorporated by reference to Exhibit 4.21 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended September
         30, 1998)..............................................................    --

4.22     Secured Promissory Note (Term Note) by the Company in the aggregate principal amount of $8,000,000 payable to the order of Fleet Capital
         Corporation (incorporated by reference to Exhibit 4.22 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended September 30,
         1998)..................................................................    --

4.23     Secured Promissory Note (Acquisition Note) by the Company in the
         aggregate principal amount of $6,000,000 payable to the order of Fleet
         Capital Corporation (incorporated by reference to Exhibit 4.23 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended September
         30, 1998)..............................................................    --

10.64    Ramsay Health Care, Inc. 1990 Stock Option Plan, as amended to date
         (incorporated by reference Exhibit 4.3 to the Company's Registration
         Statement on Form S-8 filed on March 6, 1991)..........................    --

10.66    Ramsay Health Care, Inc. Deferred Compensation and Retirement Plan
         (incorporated by reference to Exhibit 10.79 to the Company's
         Registration Statement on Form S-2, Registration No. 33-40762).........    --

10.68    Indemnity Agreement dated as of June 1991 between the Company and
         Ramsay Holdings HSA Limited (incorporated by reference to Exhibit 10.84 to the Company's Registration Statement on Form S-2, Registration No.
         33-40762)..............................................................    --

10.70    Ramsay Health Care, Inc. 1991 Stock Option Plan (incorporated by reference to Exhibit 10.91 to the Company's Annual Report on Form 10-K
         for the year ended June 30, 1992)......................................    --

10.76    Ramsay Health Care, Inc. 1993 Stock Option Plan (incorporated by reference to Exhibit 10.83 to the Company's Quarterly Report on Form
         10-Q for the quarter ended December 31, 1993)..........................    --

10.77    Ramsay Health Care, Inc. 1993 Employee Stock Purchase Plan
         (incorporated by reference to Exhibit 10.84 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended December 31, 1993)...........    --

10.80    Rights Agreement dated as of August 1, 1995 between the Company and
         First Union National Bank of North Carolina, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary
         Rights to Purchase Common Shares as Exhibit B (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K
         dated August 1, 1995)..................................................    --

10.81    Amendment to Rights Agreement, dated October 3, 1995 between the
         Company and First Union National Bank of North Carolina, as Rights
         Agent (incorporated by reference to Exhibit 10.102 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)    --

10.82    Amendment No. 2 to Rights Agreement, dated as of November 1, 1996 between the Company and First Union National Bank of North Carolina, as
         Rights Agent (incorporated by reference to Exhibit 10.101 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended September
         30, 1996)..............................................................    --


10.85    Lease Agreement dated April 12, 1995 between Capstone Capital of San
         Antonio, LTD, d/b/a Cahaba of San Antonio, LTD. and RHCI San Antonio,
         Inc. (incorporated by reference to Exhibit 10.89 to the Company's
         Annual Report on Form 10-K for the year ended June 30, 1995)...........    --

10.90    Tax Sharing Agreement dated as of October 25, 1994 between the Company and RMCI (incorporated by reference to Exhibit 10.5 to RMCI's
         Registration Statement on Form S-1 (Registration No. 33-78034) filed
         with the Commission on April 24, 1995).................................    --

10.95    Amended and Restated Stock Purchase Agreement dated October 12, 1995 by and among Paul Ramsay Holdings Pty. Limited, Ramsay Health Care, Inc.
         and, solely for the purpose of Section I, III and VI of the agreement,
         Ramsay Health Care Pty. Limited (incorporated by reference to Exhibit
         10.101 to the Company's Quarterly Report on Form 10-Q for the quarter
         ended September 30, 1995)..............................................    --

10.96    Amendment to Rights Agreement, date October 3, 1995 between Ramsay
         Health Care, Inc. and First Union National Bank of North Carolina, as
         Rights Agent (incorporated by reference to Exhibit 10.102 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended September
         30, 1995)..............................................................    --

10.97    Ramsay Health Care, Inc. 1995 Long Term Incentive Plan (incorporated by reference to Exhibit 10.103 to the Company's Quarterly Report on Form
         10-Q for the quarter ended December 31, 1995)..........................    --

10.98    Stock Purchase Agreement dated as of August 13, 1996 by and among Paul
         Ramsay Holdings Pty. Limited, the Company and, solely for purposes of
         Sections I, III and IV thereof, Ramsay Health Care Pty. Limited
         (incorporated by reference to Exhibit 10.94 to the Company's Annual
         Report on Form 10-K for the year ended June30, 1996)...................    --

10.100   Exchange Agreement dated September 10, 1996, by and among the Company,
         Paul Ramsay Hospitals Pty. Limited and Paul J. Ramsay, including a related Warrant Certificate dated September 10, 1996 issued to Ramsay
         Hospitals Pty. Limited (incorporated by reference to Exhibit 10.96 to the Company's Annual Report on Form 10-K for the year ended June 30,
         1996)..................................................................    --

10.103   Letter Agreement dated as of September 10, 1996 by and among the
         Company, Ramsay Health Care Pty. Limited Paul Ramsay Holdings Pty.
         Limited, including a related Warrant Certificate dated September 10,
         1996 issued to Paul Ramsay Holdings Pty. Limited (incorporated by reference to Exhibit 10.98 to the Company's Annual Report on Form 10-K
         for the year ended June 30, 1996)......................................    --

10.104   Employment Agreement dated August 12, 1996 by and between the Company and Remberto Cibran (incorporated by reference to Exhibit 10.99 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended September
         30, 1996)..............................................................    --

10.110   Employment Agreement dated as of October 1, 1997 by and between the
         Company and Luis E. Lamela (incorporated by reference to Exhibit 10.110 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1997)....................................................    --

10.116   Lease Agreement dated as of September 28, 1998 between Capstone Capital
         Corporation and Havenwyck Hospital, Inc. (incorporated by reference to
         Exhibit 10.116 to the Company's Current Report on Form 8-K dated
         October 9, 1998).......................................................    --


10.117   Guaranty of Obligations Pursuant to Lease Agreement described in
         Exhibit 10.116 above dated as of September 28, 1998 by the Company in favor of Capstone Capital Corporation (incorporated by reference to
         Exhibit 10.117 to the Company's Current Report on Form 8-K dated
         October 9, 1998).......................................................    --

10.126   Amendment No. 3 to Rights Agreement dated as of October 15, 1998 between the Company and First Union National Bank of North Carolina, as
         Rights Agent (incorporated by reference to Exhibit 10.126 to the
         Company's Annual Report on Form 10-K/A for the year ended June 30,
         1998)..................................................................    --

10.127   Loan and Security Agreement dated as of October 30, 1998 by and among the Company, certain subsidiaries of the Company on the signature pages thereto, Fleet Capital Corporation, as a Lender and as Agent, and the
         Lenders from time to time party thereto (incorporated by reference to
         Exhibit 10.127 to the Company's Annual Report on Form 10-K/A for the
         year ended June 30, 1998)..............................................    --

10.128   Subordination Agreement dated October 30, 1998 by and among Holdings
         Pty., Paul Ramsay Hospitals Pty. Limited, Ramsay Holdings HSA Limited
         and Fleet Capital Corporation, as Agent, and consented to by the
         Company and certain of its subsidiaries on the signature pages thereto
         (incorporated by reference to Exhibit 10.128 to the Company's Annual
         Report on Form 10-K/A for the year ended June 30, 1998)................    --

10.129   Junior Subordinated Loan and Exchange Agreement dated as of October 30,
         1998 by and between Holdings Pty. and the Company (incorporated by reference to Exhibit 10.129 to the Company's Annual Report on Form
         10-K/A for the year ended June 30, 1998)...............................    --

10.131   First Amendment to Loan and Security Agreement dated as of March 19,
         1999 by and among the Company, certain subsidiaries of the Company on the signature pages thereto, Fleet Capital Corporation, as a Lender and as Agent for the Lenders, and the Lenders from time to time party thereto (incorporated by reference to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1999)........................    --

10.132   Guaranty dated as of March 19, 1999 by and among The Rader Group,
         Incorporated, Ramsay Youth Services Puerto Rico, Inc. in favor of Fleet
         Capital Corporation, as Lender and Agent for the Lenders, and the
         Lenders from time to time party thereto (incorporated by reference to the Company's Transition Report on Form 10-K for the six months ended
         December 31, 1998).....................................................    --

10.133   Security Agreement dated as of March 19, 1999 by and among The Rader
         Group, Incorporated, Ramsay Youth Services Puerto Rico, Inc. in favor of Fleet Capital Corporation, as Lender and Agent for the Lenders, and
         the Lenders from time to time party thereto (incorporated by reference to the Company's Transition Report on Form 10-K for the six months
         ended December 31, 1998)...............................................    --

10.134   Pledge Amendment dated as of March 19, 1999 by the Company in favor of
         Fleet Capital Corporation, as Secured Party (incorporated by reference to the Company's Transition Report on Form 10-K for the six months
         ended December 31, 1998)...............................................    --

10.135   Pledge Agreement dated as of March 19, 1999 by and between Ramsay
         Educational Services, Inc. in favor of Fleet Capital Corporation, as
         Agent for the Lenders (incorporated by reference to the Company's
         Transition Report on Form 10-K for the six months ended December 31,
         1998)..................................................................    --

10.136   First Amendment to Employment Agreement dated December 1, 1998 between the Company and Luis E. Lamela (incorporated by reference to the
         Company's Transition Report on Form 10-K for the six months ended
         December 31, 1998).....................................................    --


10.137   First Amendment to Employment Agreement dated December 1, 1998 between the Company and Remberto Cibran (incorporated by reference to the
         Company's Transition Report on Form 10-K for the six months ended
         December 31, 1998).....................................................    --

10.138   Second Amendment to Loan Agreement, Consent and Borrowing Base Change
         Notice dated as of June 30, 1999 by and among the Company, certain subsidiaries of the Company and Fleet Capital Corporation, as agent and lender (incorporated by reference to Exhibit 10.138 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).....    --

10.139   Third Amendment to Loan and Security Agreement dated as of November 28,
         1999 by and among the Company, the subsidiaries of the Company and
         Fleet Capital Corporation as agent and lender (incorporated by reference to Exhibit 10.139 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1999)..................................    --

10.140   Fourth Amendment to Loan and Security Agreement dated as of January 25,
         2000 by and among the Company, the subsidiaries of the Company and
         Fleet Capital Corporation, as agent and lender (incorporated by reference to Exhibit 10.140 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1999)..................................    --

10.141   Subordinated Note and Warrant Purchase Agreement dated as of January
         25, 2000 by and among the Company, the subsidiaries of the Company as
         Guarantors and SunTrust Banks, Inc. as the Purchaser (incorporated by reference to Exhibit 10.141 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1999)..................................    --

10.142   Registration Rights Agreement dated as of January 25, 2000 by and between the Company and SunTrust Banks, Inc. (incorporated by reference to Exhibit 10.142 to the Company's Annual Report on Form 10-K for the
         year ended December 31, 1999)..........................................    --

10.143   Ramsay Youth Services, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.143 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1999)..................................    --

10.144   Fifth Amendment to Loan and Security Agreement dated as of June 19,
         2000 by and among the Company, the subsidiaries of the Company and
         Fleet Capital Corporation, as agent and lender. Pursuant to Reg. S-K,
         Item 601(b)(2), the Company agrees to furnish a copy of the Schedules and Exhibits to such Agreement to the Commission upon request
         (incorporated by reference to Exhibit 10.144 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 2000)...............    --

10.145   Amended and Restated Subordinated Note and Warrant Purchase Agreement
         dated as of June 19, 2000 by and among the Company, the subsidiaries of the Company as Guarantors and SunTrust Banks, Inc., and ING (U.S.)
         Capital, LLC as Purchasers (incorporated by reference to Exhibit 10.145 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 2000).........................................................    --

10.146   Sixth Amendment to Loan and Security Agreement dated as of August 4,
         2000 by and among the Company, the subsidiaries of the Company and
         Fleet Capital Corporation, as agent and lender (incorporated by reference to Exhibit 10.146 to the Company's Quarterly Report on Form
         10-Q for the quarter ended June 30, 2000)..............................    --

10.147   Ramsay Youth Services, Inc. 1999 Employee Stock Purchase Plan
         (incorporated by reference to Exhibit 4.3 to the Company's Registration
         Statement on Form S-8 dated September 22, 2000)........................    --


10.148   First Amendment to Amended and Restated Subordinated Note and Warrant
         Purchase Agreement and First Amendment to Amended and Restate
         Subordination Agreement dated as of July 31, 2000 by and among the
         Company, the subsidiaries of the Company listed on the signature pages hereto, as Guarantors, SunTrust Banks, Inc., and ING (U.S.) Capital,
         LLC as Purchasers and Fleet Capital Corporation (incorporated by reference to Exhibit 10.148 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 2000)..................................    --

10.149   Seventh Amendment to Loan and Security Agreement dated as of March 31,
         2001 by and among the Company, the subsidiaries of the Company and
         Fleet Capital Corporation, as agent and lender (incorporated by reference to Exhibit 10.149 to the Company's Quarterly Report on Form
         10-Q for the quarter ended March 31, 2001).............................    --

10.150   Second Amendment to Amended and Restated Subordinated Note and Warrant
         Purchase Agreement and First Amendment to Amended and Restated
         Subordination Agreement dated as of April 16, 2001 by and among the
         Company, the subsidiaries of the Company listed on the signature pages hereto, as Guarantors, SunTrust Banks, Inc., and ING (U.S.) Capital,
         LLC as Purchasers (incorporated by reference to Exhibit 10.150 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
         2001)..................................................................    --

10.151   Third Amendment to Amended and Restated Subordinated Note and Warrant
         Purchase Agreement and Second Amendment to Amended and Restated
         Subordination Agreement dated as of February 25, 2002 by and among the
         Company, the subsidiaries of the Company listed on the signature pages hereto, as Guarantors, SunTrust Banks, Inc., and ING (U.S.) Capital,
         LLC as Purchasers and Fleet Capital Corporation (incorporated by reference to Exhibit 10.151 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 2001) .................................    --

10.152   Eighth Amendment to Loan and Security Agreement dated as of February
         25, 2002 by and among the Company, the subsidiaries of the Company and
         Fleet Capital Corporation, as agent and lender (incorporated by reference to Exhibit 10.152 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 2001) .................................    --

10.153   Second Amendment to Employment Agreement dated July 30, 2002 by and between the Company and Luis Lamela (incorporated by reference to
         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 2002)...........................................    --

10.154   Second Amendment to Employment Agreement dated July 30, 2002 by and between the Company and Bert Cibran (incorporated by reference to
         Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 2002)...........................................    --

10.155   Letter Agreement dated July 30, 2002 by and between the Company and
         Marcio C. Cabrera (incorporated by reference to Exhibit 10.3 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         2002)..................................................................    --

10.156   Letter Agreement dated July 30, 2002 by and between the Company and
         Jorge Rico (incorporated by reference to Exhibit 10.4 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).....    --

10.157   Letter Agreement dated July 30, 2002 by and between the Company and
         Isabel M. Diaz (incorporated by reference to Exhibit 10.5 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         2002)..................................................................    --

10.158   Ninth Amendment to Loan and Security Agreement and Consent dated as of
         September 6, 2002 by and among the Company, the subsidiaries of the
         Company and Fleet Capital Corporation, as agent and lender
         (incorporated by reference to Exhibit 10.1 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 2002)..........    --


10.159   Fourth Amendment to Amended and Restated Subordinated Note and Warrant
         Purchase Agreement dated as of September 6, 2002 by and among the
         Company, the subsidiaries of the Company as Guarantors and SunTrust
         Banks, Inc. and ING Capital, LLC as Purchasers (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form
         10-Q for the quarter ended September 30, 2002).........................    --

10.160   Commercial Lease Agreement dated as of September, 2002 between Ramsay
         Hospital Properties, Inc. and Ramsay Youth Services of Georgia, Inc.
         (incorporated by reference to Exhibit 10.3 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 2002)..........    --

10.161   Guarantee of Obligation Pursuant to Lease Agreement described in
         Exhibit 10.160 above dated as of September, 2002 by the Company in favor of Ramsay Hospital Properties, Inc. (incorporated by reference to
         Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended September 30, 2002)......................................    --

10.162   Letter Agreement dated February 24, 2003 by and between the Company and
         Marcio C. Cabrera......................................................

10.163   Letter Agreement dated February 24, 2003 by and between the Company and
        Jorge Rico.............................................................

10.164   Letter Agreement dated February 24, 2003 by and between the Company and
         Isabel M. Diaz.........................................................

10.165   Tenth Amendment to Loan and Security Agreement dated as of March 13,
         2003, but effective as of December 31, 2002, by and among the Company, the subsidiaries of the Company as Guarantors and Fleet Capital
         Corporation............................................................

10.166   Code of Ethics for CEO and Senior Financial Officer....................

10.167   First Amendment to Commercial Lease dated as of November 1, 2002 between Ramsay Hospital Properties, Inc. and Ramsay Youth Services of
         Georgia, Inc. .........................................................

11       Computation of Net Income Per Share....................................

99.1     Chief Executive Officer Certification Pursuant to 18 U.S.C.
         Section 1350...........................................................

99.2     Chief Financial Officer Certification Pursuant to 18 U.S.C.
         Section 1350...........................................................

99.3     Press Release dated February 3, 2003...................................

99.4     Press Release dated February 5, 2003...................................

99.5     Press Release dated February 5, 2003...................................

99.6     Press Release dated March 4, 2003......................................

99.7     Press Release dated March 21, 2003.....................................

21       Subsidiaries of the Company............................................

23.1     Independent Auditors' Consent..........................................


Copies of exhibits filed with this Annual Report on Form 10-K or incorporated herein by reference do not accompany copies hereof for distribution to stockholders of the Company. The Company will furnish a copy of such exhibits to any stockholder requesting it.