Form 10-K/A
period 2002-12-31
RAMSAY YOUTH SERVICES INC
filed 2003-05-14
CIK 773136

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

                                       OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM         TO
                                                -------    -------

                         COMMISSION FILE NUMBER 0-13849

                           RAMSAY YOUTH SERVICES, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                63-0857352
(STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                 COLUMBUS CENTER
          ONE ALHAMBRA PLAZA, SUITE 750
              CORAL GABLES, FLORIDA                     33134
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

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

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

         The number of shares of the registrant's Common Stock outstanding as of April 30, 2003 was 9,304,159.

EXPLANATORY NOTE: The Registrant is hereby amending its Form 10-K to add the information required by Part III Items 10 through 13. The remaining items of Form 10-K continue to speak as of the date of the original filing of the Registrant's Form 10-K, and the Registrant is not updating the disclosure in these items. The filing of this Form 10-K/A is complete as of any date subsequent to the date of the original filing of Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information concerning the directors of the Company is set forth below. Such information was furnished by them to Ramsay Youth Services, Inc. ("Ramsay" or the "Company").


                                    PRINCIPAL OCCUPATIONS FOR PAST FIVE
NAME AND AGE                        YEARS AND CERTAIN OTHER DIRECTORSHIPS
------------                        -------------------------------------
Peter J. Evans (54)                 Financial consultant to a number of
                                    Australian companies; a Chartered Accountant
                                    in Australia since prior to 1993; Director
                                    of Ramsay Health Care Limited (or its
                                    predecessors) (owner and operator of private
                                    hospitals in Australia), and Prime
                                    Television Limited (operator of an
                                    Australian and New Zealand television
                                    network); Director of a number of Australian
                                    charitable organizations; Chairman of
                                    Directors of Shoalhaven Anglican School in
                                    Australia; Director of the Company since
                                    1989.

Robert E. Galloway (58)             Senior Vice President-Development of
                                    Vanguard Health Systems, Inc. (hospital
                                    owner and operator) since October 1997;
                                    Director of the Company since May 1, 2003.

Thomas M. Haythe (63)               Business and legal consultant (since
                                    February 1, 2000); Partner, Haythe & Curley
                                    (renamed Torys in January 2000) (attorneys)
                                    from February 1982 to January 2000; Director
                                    of Westerbeke Corporation (manufacturer of
                                    marine engine products); Director of the
                                    Company since 1987.

Luis E. Lamela (53)                 President and Chief Executive Officer of the
                                    Company since January 1999; Chief Executive
                                    Officer of the Company since January 1998;
                                    Vice Chairman of the Board of the Company
                                    since January 1996; Chief Executive Officer
                                    of CAC Medical Centers, a division of United
                                    HealthCare of Florida, from May 1994 until
                                    December 1997; Director of the Company since
                                    1996.

Paul J. Ramsay (67)                 Chairman of the Board of the Company since
                                    1988; involved in the health care industry
                                    for more than 35 years; Chairman of the
                                    Board of Ramsay Health Care Limited (owner
                                    and operator of private hospitals in
                                    Australia), and Chairman of the Board of
                                    Prime Television Limited (operator of an
                                    Australian and New Zealand television
                                    network); Director of the Company since
                                    1987.

Steven J. Shulman (51)              Chief Executive Officer of Magellan Health
                                    Services and Chief Executive Officer of
                                    Health Care Partners since December 2002;
                                    Chairman and Chief Executive Officer of
                                    Internet Health Care Group, Inc. (internet
                                    based healthcare venture capital company)
                                    since 1999; Chairman, President and Chief
                                    Executive Officer of Prudential Health Care,
                                    Inc. from 1997 until 1999; President of the
                                    Pharmacy and Disease

                                    Management Group of Value Health, Inc.
                                    (provider of specialty managed care
                                    programs) from September 1995 to 1997;
                                    Director of the Company since 1991.

Michael S. Siddle (54)              Various executive positions with
                                    corporations controlled by Paul J. Ramsay
                                    since prior to 1967; Director of Ramsay
                                    Health Care Limited (owner and operator of
                                    private hospitals in Australia); Director of
                                    Prime Television Limited (operator of an
                                    Australian and New Zealand television
                                    network); Director of the Company since
                                    1987.

COMPENSATION OF DIRECTORS

         It is Ramsay's policy to pay directors who are not employees of Ramsay a fee of $1,000 for each meeting of the Board of Directors attended during the year. In addition, during the year ended December 31, 2002, Ramsay paid Mr. Haythe $61,242 in fees and expenses in his capacity as senior advisor to Ramsay in connection with legal issues, financings and other transactions.

         On May 1, 2003, Mr. Aaron Beam, Jr. resigned from his position as a member of the Ramsay Board of Directors and as a member of the Compensation, Audit and Independent Directors Committees of the Board of Directors. In addition, on May 1, 2003, Mr. Beam agreed to the cancellation of options to purchase 13,334 shares of Ramsay Common Stock in exchange for a payment of $40,000 by Ramsay.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information with respect to the executive officers of the Company is set forth below:


                                               POSITION WITH THE COMPANY AND PRINCIPAL OCCUPATION
NAME OF EXECUTIVE OFFICER             AGE      DURING THE PAST FIVE YEARS
-----------------------------------   ---      ----------------------------------------------------------------
Luis E. Lamela................         53      President and Chief Executive Officer of the Company since
                                               January 1999; Chief Executive Officer of the Company
                                               since January 1998; Vice Chairman of the Board of the
                                               Company since January 1996; Chief Executive Officer of
                                               CAC Medical Centers, a division of United HealthCare of
                                               Florida, from May 1994 to September 1997.

Marcio C. Cabrera.............         39      Executive Vice President and Chief Financial Officer of the
                                               Company since July 1998; Vice President of Finance
                                               for CAC Medical Centers, a division of United HealthCare
                                               of Florida, Inc. from June 1997 to May 1998; Vice
                                               President of Finance for United HealthCare of
                                               Florida, Inc. from May 1994 to May 1997.

Jorge Rico....................         38      Chief Operating Officer of the Company since July 2002; Vice
                                               President of the Company from February 1997 to June 2002;
                                               Vice President of Administration and Information
                                               Technology for United HealthCare of Florida, Inc. from
                                               1994 to January 1997.

Isabel M. Diaz................         38      Executive Vice President of the Company since July 2002; Vice
                                               President of the Company from October 1997 to June 2002;
                                               Executive Vice President of Corporate Relations for
                                               United HealthCare of Florida, Inc. and the CAC Medical
                                               Centers, Inc., a division of United HealthCare of
                                               Florida, Inc., from May 1994 to September 1997.

ITEM 11. EXECUTIVE COMPENSATION

         The following table and footnotes set forth certain information concerning the compensation paid or awarded by the Company to the President and Chief Executive Officer and the four other most highly compensated executive officers of Ramsay.


                                             Summary Compensation Table

                                                                                                   LONG-TERM
                                                                                                  COMPENSATION
                                                                  ANNUAL COMPENSATION                AWARDS
                                                        ---------------------------------------   -------------
                                                                                                   SECURITIES
                                                                                   OTHER ANNUAL    UNDERLYING     ALL OTHER
NAME AND                                   FISCAL        SALARY        BONUS       COMPENSATION   STOCK OPTIONS COMPENSATION
PRINCIPAL POSITION                          YEAR          ($)          ($)(1)          ($)(2)        (#)(3)          ($)
--------------------------------------------------------------------------------------------------------------------------
Luis E. Lamela                              2002        435,907        150,000         18,665             --        7,084
Vice Chairman of the                        2001        416,134        150,000         18,665        550,000        6,825
Board, President and                        2000        416,134        140,000         18,765             --        2,783
Chief Executive Officer

Marcio C. Cabrera                           2002        205,531         75,000             --             --          351
Executive Vice President,                   2001        175,000         72,250             --        200,000          230
Chief Financial Officer                     2000        175,000         61,250             --             --          230
and Secretary

Jorge L. Rico                               2002        195,161         55,000             --             --          270
Chief Operating Officer                     2001        145,000         60,750             --        150,000          181
and Assistant Secretary                     2000        145,000         50,750             --             --          181

Isabel M. Diaz                              2002        147,442         55,000          9,000             --          246
Executive Vice President                    2001        120,000         52,000          9,000        150,000          140
                                            2000        120,000         42,000          9,000             --          140

Bert G. Cibran (4)                          2002        237,156        600,000         21,120             --        9,785
Executive Vice President                    2001        317,267        115,000         21,120        250,000        9,973
                                            2000        317,267        105,000         21,120             --          756


(1)      Bonuses are reflected in the period in which they are paid.

(2)      Represents automobile allowance.

(3) Represents stock options awarded on April 4, 2001 with an exercise price of $0.85.

(4) Mr. Cibran's employment contract was amended effective July 15, 2002. See "Employment and Other Agreements" for description of changes to Mr. Cibran's employment agreement and related matters.

STOCK OPTION GRANTS DURING FISCAL YEAR ENDED DECEMBER 31, 2002

         The Company did not grant stock options during the year ended December 31, 2002.

         The following table and footnotes summarize stock options exercised during the fiscal year ended December 31, 2002 and the number and value of options held by executive officers of the Company as of December 31, 2002.

                       Stock Option and Warrant Exercises
                     in Fiscal Year Ended December 31, 2002
                  and Stock Option Values at December 31, 2002




                                                                                               VALUE OF UNEXERCISED
                                                             NUMBER OF UNEXERCISED             IN-THE-MONEY OPTIONS
                                                            OPTIONS AND WARRANTS AT                 AND WARRANTS
                                                             DECEMBER 31, 2002 (#)         AT DECEMBER 31, 2002 ($) (1)
                                                         -----------------------------     ------------------------------
                                 SHARES
                                ACQUIRED
                                   ON        VALUE
NAME                            EXERCISE    REALIZED     EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----                            ---------   --------     -----------     -------------     -----------     -------------
Luis E. Lamela (2)                 --          --          518,903          183,334          986,332          493,168

Marcio C. Cabrera                  --          --          133,333           66,667          358,666          179,334

Isabel M. Diaz (3)                 --          --          116,930           50,000          269,000          134,500

Jorge Rico                         --          --          100,000           50,000          269,000          134,500

-------------------------
(1) In-the-money options and warrants are those where the fair market value of the underlying Common Stock exceeds the exercise price of the option and warrant. The value of in-the-money options and warrants is determined in accordance with regulations of the SEC by subtracting the aggregate exercise price of the options and warrants from the aggregate year-end value of the underlying Common Stock.

(2) Includes 150,015 warrants issued to Mr. Lamela in connection with Ramsay's purchase of Summa Healthcare Group, Inc. and 2,222 warrants to purchase shares of Common Stock issued in connection with the Merger of the Company and Ramsay Managed Care, Inc. See "Employment and Other Agreements".

(3) Includes 16,652 warrants to purchase shares of Common Stock issued in connection with Ramsay's purchase of Summa Healthcare Group, Inc. and 278 warrants to purchase shares of Common Stock issued in connection with the Merger of the Company and Ramsay Managed Care, Inc.

EMPLOYMENT AND OTHER AGREEMENTS

         In October 1997, Ramsay entered into an employment agreement with Luis
E. Lamela to serve as Ramsay's Vice Chairman of the Board and Chief Executive Officer, providing for the payment of an initial annual base salary of $400,000, subject to increases determined by the Board of Directors and minimum annual increases based on the Consumer Price Index. In addition, Mr. Lamela is entitled to an annual bonus in an amount equal to the greater of (i) $400,000 or (ii) five percent of any increase in operating income for the applicable fiscal year over operating income for the 1997 fiscal year. The agreement was for an initial term of two years with annual renewals thereafter. Pursuant to the employment agreement, Ramsay agreed to provide Mr. Lamela an automobile allowance in the amount of $1,555 per month and options to purchase 35,000 shares of Common Stock. Mr. Lamela's employment with Ramsay may be terminated by either Ramsay or Mr. Lamela; however, in the event Ramsay terminates Mr. Lamela's employment without due cause, Ramsay must continue to pay Mr. Lamela his base salary in effect at the time of such termination for 24 months after the date of such termination plus any bonus payable. The agreement also provides for a lump sum cash payment to Mr. Lamela of his bonus and 36 months' base salary upon termination of his employment for any reason following certain change of control events involving Ramsay. Mr. Lamela's employment agreement was subsequently amended to provide that, for fiscal years after December 31, 1998, Mr. Lamela's annual bonus shall be determined at the sole discretion of the Board of Directors of the Company. On July 30, 2002, Mr. Lamela's employment contract was amended to increase his annual base salary to $500,000 effective July 1, 2002.

         In August 1996, Ramsay entered into an employment agreement with Bert
G. Cibran, Chief Operating Officer of Ramsay, providing for the payment of an initial annual base salary of $300,000, subject to annual increases determined by the Board of Directors and minimum annual increases based on the Consumer Price Index. In addition, Mr. Cibran is entitled to an annual bonus in an amount equal to two percent of any increase in operating income over the preceding fiscal year. The agreement was for an initial term of three years with annual renewals thereafter. Pursuant to the employment agreement, Ramsay agreed to provide Mr. Cibran an automobile allowance in the amount of $1,760 per month and options to purchase 41,666 shares of Common Stock. In addition, Mr. Cibran's employment may be terminated by either Ramsay or Mr. Cibran; however, in the event Ramsay terminates Mr. Cibran's employment without due cause, Ramsay must continue to pay Mr. Cibran his base salary in effect at the time of such termination for 24 months after the date of such termination plus any bonus payable. The agreement also provides for a lump sum cash payment to Mr. Cibran of his bonus and 24 months' base salary upon termination of his employment for any reason following certain change of control events involving Ramsay. Mr. Cibran's employment agreement was subsequently amended to provide that, for fiscal years after December 31, 1998, Mr. Cibran's annual bonus shall be determined at the sole discretion of the Board of Directors of the Company. On July 30, 2002, Mr. Cibran's employment contract was amended to change his title to Executive Vice President and to decrease his annual base salary to $125,000 effective July 15, 2002. Mr. Cibran received a special bonus payment of $500,000 as part of the contract amendment. On April 18, 2003, Mr. Cibran's employment agreement was amended to reduce the amount to be received by Mr. Cibran on a change of control to two times his current annual base salary. In consideration for the amendment, Ramsay agreed to pay Mr. Cibran $255,000 and a bonus of not less than $30,000 for the fiscal year ended December 31, 2003.

         In June 1998, Ramsay entered into an employment agreement with Marcio
C. Cabrera to serve as Ramsay's Executive Vice President of Finance, providing for the payment of an initial annual base salary of $175,000. In accordance with the terms of his employment agreement, bonuses and increases to Mr. Cabrera's base salary will be determined based on the Company's existing compensation guidelines. The agreement is for an initial term of two years with annual renewals thereafter. Mr. Cabrera's employment with Ramsay may be terminated by either Ramsay or Mr. Cabrera; however, in the event Ramsay terminates Mr. Cabrera's employment without cause, Ramsay must continue to pay Mr. Cabrera his base salary in effect at the time of such termination for six months after the date of such termination. On July 30, 2002, Mr. Cabrera's employment contract was amended to increase his annual base salary to $250,000. On February 24, 2003, Mr. Cabrera's employment contract was amended to provide for a retention bonus equal to his annual base salary upon a change in control of Ramsay.

        In February 1997, Ramsay entered into an employment agreement with Jorge L. Rico to serve as Ramsay's Vice President of Management Services, providing for the payment of an initial annual base salary of $120,000. On July 1, 1998, Mr. Rico was promoted to Vice President of Operations and his annual salary was increased to $145,000. In accordance with the terms of his employment agreement, bonuses and increases to Mr. Rico's salary will be determined based on the Company's existing compensation guidelines. The agreement was for an initial term of two years with annual renewals thereafter. In addition, Mr. Rico's employment by Ramsay may be terminated by either Ramsay or Mr. Rico; however, in the event Ramsay terminates Mr. Rico's employment without cause, Ramsay must continue to pay Mr. Rico his base salary in effect at the time of such termination for six months after the date of such termination. On July 30, 2002, Mr. Rico's employment contract was amended to change his title to Chief Operating Officer and to increase his annual salary to $200,000 effective July 1, 2002. On February 24, 2003, Mr. Rico's employment contract was amended to provide for a retention bonus equal to his annual base salary upon a change in control of Ramsay.

         In October 1997, Ramsay entered into an employment agreement with Isabel M. Diaz to serve as Ramsay's Vice President of Corporate Relations, providing for the payment of an initial annual base salary of $120,000. In accordance with the terms of her employment agreement, bonuses and increases to Ms. Diaz's base salary will be determined based on the Company's existing compensation guidelines. The agreement was for an initial term of two years with annual renewals thereafter. Pursuant to the employment agreement, Ramsay agreed to provide Ms. Diaz an automobile allowance in the amount of $750 per month. Ms. Diaz's employment with Ramsay may be terminated by either Ramsay or Ms. Diaz; however, in the event Ramsay terminates Ms. Diaz's employment without cause, Ramsay must continue to pay Ms. Diaz her base salary in effect at the time of such termination for six months after the date of such termination. On July 30, 2002, Ms. Diaz's employment contract was amended to change her annual salary to $185,000. On February 24, 2003, Ms. Diaz's employment contract was amended to provide for a retention bonus equal to her annual base salary upon a change in control of Ramsay.

         In September 2002, the Company entered into a lease agreement for a 110-bed facility in Macon, Georgia with a corporate affiliate of Mr. Paul J. Ramsay, Chairman of the Board of the Company and owner of approximately 58% of our outstanding common stock. The lease has a primary term of five years and two successive five year renewal options. The lease payments are $432,000 per annum and at each renewal option are subject to adjustments based on the change in the Consumer Price Index during the preceding period. In accordance with the terms of the lease, the Company is responsible for all costs of ownership, including taxes, insurance, maintenance and repairs. In addition, the Company has the option to purchase the facility at any time for an amount equal to the aggregate cost of the facility (as defined in the lease agreement) adjusted for the increase in the Consumer Price Index between the commencement of the lease and the purchase date.

COMPLIANCE WITH SECTION 16(A) OF THE
SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires Ramsay's directors and executive officers, and persons who own more than ten percent of the Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock. Executive officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish Ramsay with copies of all Section 16(a) reports they file.

         To Ramsay's knowledge, based solely on a review of the copies of such reports furnished to Ramsay and representations that no other reports were required, during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent stockholders were complied with.

COMPENSATION COMMITTEE INTERLOCKS
AND INSIDER PARTICIPATION

         The members of the Compensation Committee of the Board of Directors are Paul J. Ramsay, Peter J. Evans, Robert E. Galloway and Thomas M. Haythe. Mr. Ramsay is the Chairman of the Board of the Company and he and the Ramsay Affiliates had approximately a 58% voting interest in the Company as of the Record Date. As mentioned previously, during the year ended December 31, 2002, Mr. Haythe served as a senior advisor to Ramsay in connection with legal issues, financings and other transactions.

COMPENSATION COMMITTEE REPORT
ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors determines the compensation arrangements for executive officers of Ramsay. Ramsay's executive compensation program is designed to attract, motivate, reward and retain individuals with the executive and management skills needed to achieve Ramsay's business objectives. The compensation program accomplishes this goal by providing Ramsay's executives with incentives which reward achievement of both short-term and long-term objectives that contribute to the growth and profitability of Ramsay, and which link executive pay with the interests of Ramsay's stockholders.

         Ramsay's executive compensation program consists of base salary, bonuses and stock options. Ramsay's salary levels are determined by comparisons with companies of similar size and complexity. Salary increases are determined in light of the financial performance of Ramsay, the individual performance of the executive and any increased responsibilities assumed by the executive. The salaries for Ramsay's President and Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Vice Presidents, were determined pursuant to the terms of their employment agreements with Ramsay, which in turn were based on the foregoing considerations.

         Effective January 1, 1999, annual bonuses payable pursuant to the employment agreements for Ramsay's President and Chief Executive Officer and its Chief Operating Officer are determined in the sole discretion of the Company's Board of Directors based on the achievement of strategic objectives, the financial performance of Ramsay, the individual performance of the executive and any increased responsibilities assumed by the executive.

         Ramsay may award bonuses to other executives based on the level of financial performance achieved by Ramsay and the individual accomplishments of the executive, as evaluated by the President and Chief Executive Officer or the Chief Operating Officer of Ramsay. Annual bonuses are paid to the chief executive officers of each of Ramsay's facilities, based on (a) the financial performance of his/her facility compared to budgeted and prior year performance,
(b) the overall results of Ramsay and (c) the attainment of certain quality of care levels.

         Ramsay periodically grants stock options to its executive officers and other key employees. Stock option grants are intended to provide Ramsay's executives and other key employees with a significant incentive to work to maximize stockholder value. The Compensation Committee believes that by providing Ramsay's executives and key employees who have substantial responsibility for the management and growth of Ramsay with an opportunity to profit from increases in the value of the Common Stock, the interests of Ramsay's stockholders and executives will be most closely aligned.

                                      THE COMPENSATION COMMITTEE OF THE
                                      BOARD OF DIRECTORS

                                      Paul J. Ramsay
                                      Peter J. Evans
                                      Robert E. Galloway
                                      Thomas M. Haythe

AUDIT COMMITTEE REPORT

        The Audit Committee of the Board of Directors (the "Committee") is comprised of the three directors named below. Each member of the Committee is an independent director as defined by NASDAQ rules and the Committee has adopted a written charter which has been approved by the Board of Directors. The Committee has reviewed and discussed the Company's audited consolidated financial statements with management, which has primary responsibility for the consolidated financial statements. Deloitte & Touche LLP, the Company's independent auditors for 2002, are responsible for expressing an opinion on the conformity of the Company's audited consolidated financial statements with accounting principles generally accepted in the United States of America. The Committee has discussed with Deloitte & Touche LLP the matters that are required to be discussed by Statement on Auditing Standards No. 61 (Communication With Audit Committees). Deloitte & Touche LLP have provided to the Committee the written disclosures and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with Deloitte & Touche LLP that firm's independence. The Committee also considered whether Deloitte & Touche LLP's provision for other audit and non-audit related services to the Company and its affiliates is compatible with Deloitte & Touche LLP's independence.

        Management is responsible for the Company's financial reporting process, including its system of internal controls, and for the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The Company's independent auditors are responsible for auditing those consolidated financial statements in accordance with generally accepted auditing standards. The Audit Committee's responsibility is to monitor and review these processes, but not to conduct the auditing or accounting reviews or procedures. The Audit Committee's oversight does not provide the Audit Committee with an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or policies, or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Accordingly, the Audit Committee's considerations and discussions with management and the independent auditors do not assure that the Company's consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America, that the audit of the Company's consolidated financial statements has been carried out in accordance with generally accepted auditing standards or that the Company's independent accountants are in fact "independent."

         Based on the considerations referred to above, the Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K/A for 2002. The foregoing report is provided by the following independent directors, who constitute the Audit Committee:

                                                     THE AUDIT COMMITTEE

                                                     Peter J. Evans
                                                     Robert E. Galloway
                                                     Steven J. Shulman

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Listed in the following table is certain information as of May 8, 2003 with respect to (i) the stockholders of the Company (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) who, to the knowledge of the Board of Directors, owned beneficially more than five percent (5%) of the Common Stock of the Company, (ii) each director of the Company, (iii) each executive officer of the Company listed on the Summary Compensation Table included herein who owned beneficially any shares of Common Stock of the Company and (iv) all directors and executive officers of the Company as a group. This information has been provided to the Company by the persons named below.


NAME AND ADDRESS                           TITLE             NUMBER OF            PERCENTAGE
BENEFICIAL OWNER                          OF CLASS        SHARES OWNED (1)       OF CLASS (1)
----------------                          --------        ----------------       ------------
Paul J. Ramsay                            Common          6,069,629  (2)            60.82%
    Paul Ramsay Group
    154 Pacific Highway
    St. Leonards, NSW
    Australia

Paul Ramsay Hospitals Pty. Limited        Common          5,697,047  (3)            59.27%
    c/o Torys
    237 Park Avenue
    New York, New York 10017

Paul Ramsay Holdings Pty. Limited         Common          4,721,024  (3)            50.29%
    c/o Torys
    237 Park Avenue
    New York, New York 10017

Ramsay Holdings HSA Limited               Common            906,352  (3)             9.74%
    c/o Torys
    237 Park Avenue
    New York, New York 10017

Heartland Advisors, Inc.                  Common            771,400  (4)             8.29%
    790 North Milwaukee Street
    Milwaukee, Wisconsin 53202

Luis E. Lamela                            Common          1,111,885  (5)            11.32%
    One Alhambra Plaza, Suite 750
    Coral Gables, Florida 33134

Marcio C. Cabrera                         Common            133,333  (6)             1.41%

Isabel M. Diaz                            Common            127,482  (7)             1.35%

Jorge Rico                                Common            100,000  (8)             1.06%

Peter J. Evans                            Common             22,582  (9)               *

Robert E. Galloway                        Common             10,800  (10)              *

Thomas M. Haythe                          Common            105,491  (11)             1.12%

NAME AND ADDRESS                             TITLE           NUMBER OF                   PERCENTAGE
BENEFICIAL OWNER                            OF CLASS      SHARES OWNED (1)              OF CLASS (1)
----------------                            --------      ----------------              ------------
Steven J. Shulman                            Common            25,916                       *

Michael S. Siddle                            Common           105,916                      1.13%

All directors and executive
  officers as a group
  (11 persons)                               Common         7,087,566  (2)(5)(6)(7)       70.55%
                                                                       (8)(9)(10)(11)

----------------------
* Indicates ownership percentage of less than one percent (1%).

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

 (2) Mr. Ramsay's beneficial ownership of Common Stock consists of (i) 5,916 shares of Common Stock owned directly by Mr. Ramsay, (ii) 906,352 shares of Common Stock beneficially owned by Ramsay Holdings, (iii) 4,721,024 shares of Common Stock beneficially owned by Holdings Pty., which includes all shares beneficially owned by Ramsay Holdings, and
         (iv) 5,519,270 shares of Common Stock beneficially owned by Hospitals Pty., which includes all shares beneficially owned by Ramsay Holdings and Holdings Pty. The shares beneficially owned by Ramsay Holdings consist of 906,352 shares of Common Stock owned of record by Ramsay Holdings. The shares beneficially owned by Holdings Pty. consist of 3,731,339 shares of Common Stock owned of record by Holdings Pty., 83,333 shares of Common Stock issuable upon the exercise of exercisable warrants to purchase shares of Common Stock held by Holdings, Pty. and the 906,352 shares of Common Stock beneficially owned by Ramsay Holdings. The shares beneficially owned by Hospitals Pty. consist of 751,024 shares of Common Stock owned of record by Hospitals Pty., 47,222 shares of Common Stock issuable upon the exercise of exercisable warrants to purchase shares of Common Stock held by Hospitals Pty. and the 4,721,024 shares of Common Stock beneficially owned by Holdings Pty.

(3) These shares are included in the beneficial ownership of Paul J. Ramsay and are discussed in footnote (2) above.

(4) Information as to the holdings of Heartland Advisors, Inc. ("HAI") is based upon a report on Schedule 13G filed with the Securities and Exchange Commission. Such report indicates that HAI owned no shares with sole voting power and 771,400 shares with sole dispositive power. Such report indicates that HAI is an investment adviser registered under the Investment Advisers Act of 1940.

(5) Includes 152,237 shares of Common Stock issuable upon the exercise of exercisable warrants to purchase shares of Common Stock and 366,666 shares of Common Stock issuable upon the exercise of exercisable stock options to purchase shares of Common Stock held by Mr. Lamela.

(6) Includes 133,333 shares of Common Stock issuable upon the exercise of exercisable stock options to purchase shares of Common Stock held by Mr. Cabrera.

(7) Includes 16,930 shares of Common Stock issuable upon the exercise of exercisable warrants to purchase shares of Common Stock and 100,000 shares of Common Stock issuable upon the exercise of exercisable stock options to purchase shares of Common Stock held by Ms. Diaz.

(8) Includes 100,000 shares of Common Stock issuable upon the exercise of exercisable stock options to purchase shares of Common Stock held by Mr. Rico.

(9) Includes 16,666 shares of Common Stock issuable upon the exercise of exercisable stock options to purchase shares of Common Stock held by Mr. Evans.

(10) Includes 1,800 shares of Common Stock beneficially owned by Iberville Properties, Inc.

(11) Includes 4,900 shares of Common Stock held in a pension plan for the benefit of Mr. Haythe, and 83,333 shares of Common Stock issuable upon the exercise of currently exercisable options to purchase shares of Common Stock held by Mr. Haythe.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH RAMSAY AFFILIATES

         The Ramsay Affiliates are corporations controlled by Ramsay's Chairman of the Board, Paul J. Ramsay. At May 8, 2003, Paul J. Ramsay, Ramsay Holdings, Holdings Pty. and Hospitals Pty. owned of record, and had a voting interest in, approximately 58% of the issued and outstanding shares of Ramsay Common Stock.

PERFORMANCE GRAPH

         The following performance graph compares the cumulative total return on the Common Stock to the NASDAQ Stock Market-U.S. Index and a peer group. The peer group companies consist of Children's Comprehensive Services, Inc., Correctional Services Corporation and Res-Care, Inc. Ramsay believes that these peer companies, which are engaged in the behavioral health and youth services industry, are most comparable to Ramsay's historical business, within the parameters set by the SEC. The graph assumes that $100 was invested in Common Stock, the NASDAQ Stock Market U.S. Index and the peer group on December 31, 1995 and that all dividends were reinvested.




                                    [GRAPH]




                                                                   CUMULATIVE TOTAL RETURN
                                                -----------------------------------------------------------------
                                                 12/97       12/98       12/99      12/00       12/01       12/02

RAMSAY YOUTH SERVICES, INC.                     100.00       54.17       16.32      11.46       44.78       39.33
NASDAQ STOCK MARKET (U.S.)                      100.00      140.99      261.48     157.42      124.89       86.33
PEER GROUP                                      100.00      126.02       61.56      23.23       40.70       20.34

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.

                                            RAMSAY YOUTH SERVICES, INC.


                                            By: /s/ Luis E. Lamela
                                            -----------------------------------
                                            Luis E. Lamela
                                            Attorney-in-Fact


Dated: May 14, 2003


--------------------------------------------------------------------------------

                                 CERTIFICATIONS


I, Luis E. Lamela, certify that:


1. I have reviewed this amended annual report on Form 10-K/A of Ramsay Youth Services, Inc.;


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


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


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


Date: May 14, 2003


                                            /s/ Luis E. Lamela
                                            ----------------------
                                            Luis E. Lamela
                                            Chief Executive Officer

                                 CERTIFICATIONS



I, Marcio C. Cabrera, certify that:


1. I have reviewed this amended annual report on Form 10-K/A of Ramsay Youth Services, Inc.:


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


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


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


Date: May 14, 2003


                                                     /s/ Marcio C. Cabrera
                                                     ----------------------
                                                     Marcio C. Cabrera
                                                     Chief Financial Officer

                                INDEX TO EXHIBITS

Description of Exhibits

99.1 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.