Form 10-Q
period 2003-03-31
RAMSAY YOUTH SERVICES INC
filed 2003-05-15
CIK 773136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

         The number of shares of the Registrant's Common Stock outstanding as of May 9, 2003, follows:

         Common Stock, par value $0.01 per share - 9,310,825 shares

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                                                   PAGE
                                                                                                   ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................................      1

Condensed Consolidated Balance Sheets (unaudited) - March 31, 2003 and
         December 31, 2002.....................................................................      2

Condensed Consolidated Statements of Operations (unaudited) - Quarters ended
         March 31, 2003 and 2002...............................................................      3

Condensed Consolidated Statements of Cash Flows (unaudited) - Quarters ended
         March 31, 2003 and 2002...............................................................      4

Notes to Condensed Consolidated Financial Statements (unaudited) - March 31, 2003..............      5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................................     12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................     18

Item 4.  Controls and Procedures...............................................................     18


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................................     18

Item 2.  Changes in Securities and Use of Proceeds.............................................     18

Item 3.  Defaults upon Senior Securities.......................................................     18

Item 4.  Submission of Matters to a Vote of Securities Holders.................................     18

Item 5.  Other Information.....................................................................     19

Item 6.  Exhibits and Reports on Form 8-K......................................................     19

SIGNATURES.....................................................................................     20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                          MARCH 31,         DECEMBER 31,
                                                                            2003                2002
                                                                         -----------        -----------
ASSETS

Current assets
   Cash and cash equivalents...........................................  $   328,000        $   796,000
   Accounts receivable, less allowances for doubtful accounts of
     $2,449,000 and $2,327,000 at March 31, 2003 and December 31,
     2002, respectively................................................   21,089,000         20,771,000
   Other current assets................................................    7,007,000          7,301,000
                                                                         -----------        -----------
     Total current assets..............................................   28,424,000         28,868,000


Other assets
   Cash held in trust..................................................      870,000          1,026,000
   Cost in excess of net asset value of purchased businesses and
     other intangible assets, net......................................    2,286,000          2,263,000
   Unamortized loan costs, net.........................................      693,000            754,000
   Deferred tax assets.................................................    6,135,000          6,407,000
                                                                         -----------        -----------
     Total other assets................................................    9,984,000         10,450,000


Property and equipment
   Land................................................................    4,615,000          4,635,000
   Buildings and improvements..........................................   39,023,000         38,770,000
   Equipment, furniture and fixtures...................................   13,594,000         13,439,000
                                                                         -----------        -----------
                                                                          57,232,000         56,844,000

   Less accumulated depreciation.......................................   23,500,000         22,865,000
                                                                         -----------        -----------
                                                                          33,732,000         33,979,000
                                                                         -----------        -----------

                                                                         $72,140,000        $73,297,000
                                                                         ===========        ===========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                                        MARCH 31,            DECEMBER 31,
                                                                                           2003                  2002
                                                                                      -------------         -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable..............................................................     $   4,504,000         $   7,056,000
   Accrued wages and other accrued liabilities ..................................         8,286,000             6,756,000
   Amounts due to third-party contractual agencies...............................         1,145,000               868,000
   Current portion of long-term debt.............................................         3,856,000             3,938,000
                                                                                      -------------         -------------
     Total current liabilities...................................................        17,791,000            18,618,000

Noncurrent liabilities
   Other accrued liabilities.....................................................         3,675,000             3,724,000
   Long-term debt, less current portion..........................................        13,061,000            13,865,000
                                                                                      -------------         -------------
     Total liabilities...........................................................        34,527,000            36,207,000
                                                                                      -------------         -------------

Commitments and contingencies

Stockholders' equity

   Common stock $.01 par value--authorized 30,000,000 shares; issued 9,498,009
     shares at March 31, 2003 and 9,491,681 shares at December 31, 2002..........            95,000                95,000
   Additional paid-in capital....................................................       127,169,000           127,143,000
   Accumulated deficit...........................................................       (85,752,000)          (86,249,000)
   Treasury stock--193,850 common shares at March 31, 2003 and
     December 31, 2002, at cost..................................................        (3,899,000)           (3,899,000)
                                                                                      -------------         -------------
           Total stockholders' equity............................................        37,613,000            37,090,000
                                                                                      -------------         -------------

                                                                                      $  72,140,000         $  73,297,000
                                                                                      =============         =============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      QUARTER ENDED
                                                                         MARCH 31,
                                                             ------------------------------
                                                                     2003           2002
                                                             -----------        -----------

Revenues .................................................   $36,527,000        $35,831,000

Operating Expenses:
   Salaries, wages and benefits ..........................    23,571,000         22,196,000
   Other operating expenses ..............................    10,554,000          9,692,000
   Provision for doubtful accounts .......................       402,000            720,000
   Depreciation ..........................................       641,000            625,000
   Asset impairment charges ..............................            --            125,000
                                                             -----------        -----------
Total operating expenses .................................    35,168,000         33,358,000
                                                             -----------        -----------

Income from operations ...................................     1,359,000          2,473,000

Non-operating expenses:
   Interest and other financing charges, net .............       557,000            690,000
                                                             -----------        -----------
     Total non-operating expenses, net ...................       557,000            690,000

Income before income taxes ...............................       802,000          1,783,000

Provision for income taxes ...............................       305,000            214,000
                                                             -----------        -----------

Net income ...............................................   $   497,000        $ 1,569,000
                                                             ===========        ===========

Income attributable to common stockholders ...............   $   497,000        $ 1,569,000
                                                             ===========        ===========

Income per common share:
   Basic .................................................   $      0.05        $      0.17
                                                             ===========        ===========
   Diluted ...............................................   $      0.04        $      0.14
                                                             ===========        ===========

Weighted average number of common shares outstanding:
   Basic .................................................     9,298,000          9,264,000
                                                             ===========        ===========
   Diluted ...............................................    11,385,000         11,390,000
                                                             ===========        ===========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            QUARTER ENDED
                                                                               MARCH 31,
                                                                    --------------------------------
                                                                        2003                2002
                                                                    -----------         -----------
Cash flows from operating activities:
   Net income................................................       $   497,000         $ 1,569,000
   Adjustments to reconcile net income to net cash provided..
     by operating activities:
     Depreciation............................................           641,000             625,000
     Amortization, including loan costs and debt discount ...           124,000             134,000
     Provision for doubtful accounts.........................           402,000             720,000
     Asset impairment charges................................                --             125,000
     Gain on sale of assets..................................            (1,000)                 --
     Change in operating assets and liabilities:
       Accounts receivable...................................          (720,000)         (2,863,000)
       Intangible and other assets...........................           271,000            (194,000)
       Deferred tax assets...................................           272,000                  --
       Accounts payable......................................        (2,552,000)            (51,000)
       Accrued salaries, wages and benefits and other
         liabilities.........................................         1,481,000           2,254,000
       Amounts due to third-party contractual agencies.......           277,000            (135,000)
                                                                    -----------         -----------
         Total adjustments...................................           195,000             615,000
                                                                    -----------         -----------
           Net cash provided by operating activities.........           692,000           2,184,000
                                                                    -----------         -----------
Cash flows from investing activities:
   Net proceeds from the sale of assets......................            20,000             155,000
   Expenditures for property and equipment...................          (413,000)           (876,000)
   Cash held in trust........................................           156,000                  --
                                                                    -----------         -----------
           Net cash used in investing activities.............          (237,000)           (721,000)
                                                                    -----------         -----------
Cash flows from financing activities:
   Loan costs................................................           (35,000)            (53,000)
   Proceeds from issuance of debt and warrants...............            80,000           1,500,000
   Payments on debt..........................................          (994,000)         (3,050,000)
   Net proceeds from exercise of options and stock purchases.            26,000              44,000
   Registration costs........................................                --             (13,000)
                                                                    -----------         -----------
           Net cash used in financing activities.............          (923,000)         (1,572,000)
                                                                    -----------         -----------
Net decrease in cash and cash equivalents....................          (468,000)           (109,000)
Cash and cash equivalents at beginning of period.............           796,000             752,000
                                                                    -----------         -----------
Cash and cash equivalents at end of period...................       $   328,000         $   643,000
                                                                    ===========         ===========


Cash paid during the period for:
   Interest..................................................       $   468,000         $   595,000
                                                                    ===========         ===========
   Income taxes..............................................       $   108,000         $    40,000
                                                                    ===========         ===========


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2003

NOTE 1.  BASIS OF PRESENTATION

         Ramsay Youth Services, Inc. (the "Company") is a provider of behavioral health care treatment programs and services focused on at-risk and special-needs youth. The Company offers a full spectrum of treatment programs and services in residential and non-residential settings. The programs and services are offered through a network of Company-owned or leased facilities ("Owned Operations") and state or government-owned facilities ("Management Contract Operations"). The Company is headquartered in Coral Gables, Florida and has operations in Alabama, Florida, Georgia, Hawaii, Missouri, Michigan, Nevada, North Carolina, South Carolina, Texas, Utah and Puerto Rico. The Company also provides a limited range of adult behavioral healthcare services at certain of its locations in response to community demand.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are, unless otherwise discussed in this report, of a normal recurring nature and have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, estimates of revenue to be received from government and other contract reimbursement programs, self-insurance reserves, and estimates related to allocating purchase price to assets and liabilities for prior or future acquisitions. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2.  TRANSACTIONS WITH AFFILIATES

         At March 31, 2003, three corporate affiliates of Mr. Paul J. Ramsay, Chairman of the Board of the Company, owned an aggregate voting interest in the Company of approximately 58%, as follows: (i) Ramsay Holdings HSA Limited owned 9.7% of the outstanding Common Stock of the Company, (ii) Ramsay Holdings Pty. Ltd. owned approximately 40.1% of the outstanding Common Stock of the Company and (iii) Paul Ramsay Hospitals Pty. Limited ("Ramsay Hospitals") owned approximately 8.1% of the outstanding Common Stock of the Company.

         In September 2002, the Company entered into a lease agreement for a 110-bed facility in Macon, Georgia with a corporate affiliate of Mr. Paul J. Ramsay, Chairman of the Board of the Company and beneficial owner of approximately 61% of the outstanding Common Stock of the Company (the "Macon Lease"). The lease has a primary term of five years and two successive five-year renewal options. The lease payments are $432,000 per annum and at each renewal option is subject to adjustments based on the change in the Consumer Price Index during the preceding period. In accordance with the terms of the lease, the Company is responsible for all costs of ownership, including taxes, insurance, maintenance and repairs. In addition, the Company has the option to purchase the facility at any time for an amount equal to the aggregate cost of the facility (as defined in the lease agreement) adjusted for the increase in the Consumer Price Index between the commencement of the lease and the purchase date.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         In December 1999, the Company entered into an agreement with one of its directors to serve as a senior advisor in connection with legal issues, acquisitions, financings and other transactions involving the Company. During the quarters ended March 31, 2003 and 2002, the Company paid the director $15,000 in connection with these advisory services.

NOTE 3.  LONG-TERM DEBT

         The Company's long-term debt is as follows:

                                                              MARCH 31,        DECEMBER 31,
                                                                2003               2002
                                                            -----------        -----------
Variable rate Term Loan, due September 1, 2004...........   $ 5,195,000        $ 6,102,000
Revolver, due October 29, 2004...........................     1,991,000          1,911,000
Acquisition Loan, due October 29, 2004...................       208,000            287,000
Subordinated Note (net of discount of $289,000), due
   January 24, 2007......................................     4,725,000          4,711,000
Subordinated Note (net of discount of $301,000), due
   January 24, 2007......................................     4,714,000          4,699,000
Other....................................................        84,000             93,000
                                                            -----------        -----------
                                                             16,917,000         17,803,000
Less current portion.....................................     3,856,000          3,938,000
                                                            -----------        -----------
                                                            $13,061,000        $13,865,000
                                                            ===========        ===========

         The Company's amended senior credit facility (the "Senior Credit Facility") consists of a term loan (the "Term Loan") payable in monthly installments ranging from $83,000 to $302,000 with a final payment of any outstanding principal balance due on September 1, 2004 and a revolving credit facility (the "Revolver") for an amount up to the lesser of $15,000,000 or the borrowing base of the Company's receivables (as defined in the agreement) and an acquisition loan commitment of up to $6,000,000 (the "Acquisition Loan").

         On September 6, 2002, the Company's senior credit facility and subordinated debt was amended to consent to a commercial lease for the Macon Facility between the Company and a corporate affiliate of Mr. Paul J. Ramsay. On March 14, 2003, the Senior Credit Facility was amended, effective December 31, 2002, to extend the maturity date to October 29, 2004.

         At March 31, 2003, the Company was in compliance with all covenants stipulated in the Senior Credit Facility.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                               QUARTER ENDED MARCH 31,
                                                          ------------------------------
                                                              2003               2002
                                                          -----------        -----------
Numerator:
   Numerator for basic earnings per share - income
       attributable to common stockholders ............   $   497,000        $ 1,569,000
   Effect of dilutive securities ......................            --                 --
                                                          -----------        -----------

   Numerator for diluted earnings per share -
       income attributable to common stockholders
       after assumed conversions ......................   $   497,000        $ 1,569,000
                                                          ===========        ===========

Denominator:
   Denominator for basic earnings per share -
     weighted-average shares ..........................     9,298,000          9,264,000

   Effect of dilutive securities:
     Employee stock options and warrants ..............     2,087,000          2,126,000
                                                          -----------        -----------
   Dilutive potential common shares ...................     2,087,000          2,126,000
                                                          -----------        -----------
     Denominator for diluted earnings per share -
       adjusted weighted-average shares and
       assumed conversions ............................    11,385,000         11,390,000
                                                          ===========        ===========

Basic earnings per share ..............................   $      0.05        $      0.17
                                                          ===========        ===========

Diluted earnings per share ............................   $      0.04        $      0.14
                                                          ===========        ===========

         For the quarters March 31, 2003 and 2002, options and warrants totalling 552,819 and 591,781, respectively, were excluded from the above computation because their effect would be antidilutive.

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

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                          QUARTER ENDED MARCH 31,
                                                                      -------------------------------
                                                                          2003               2002
                                                                      ------------       ------------
         Segment revenue
            Owned operations ...................................      $ 29,117,000       $ 28,925,000
            Management contracts ...............................         7,410,000          6,906,000
                                                                      ------------       ------------
         Total consolidated revenues ...........................      $ 36,527,000       $ 35,831,000
                                                                      ============       ============

         Segment depreciation and amortization
           Owned operations ....................................      $    583,000       $    565,000
            Management contracts ...............................            44,000             32,000
                                                                      ------------       ------------
                                                                           627,000            597,000

         Reconciling items
            Corporate depreciation and amortization ............            14,000             28,000
                                                                      ------------       ------------
         Total consolidated depreciation and amortization ......      $    641,000       $    625,000
                                                                      ============       ============

         SEGMENT PROFIT
           Owned operations ....................................      $  2,666,000       $  3,308,000
            Management contracts ...............................           529,000            585,000
                                                                      ------------       ------------
                                                                         3,195,000          3,893,000

         Reconciling items
            Corporate expenses .................................        (1,836,000)        (1,295,000)
            Asset impairment charges ...........................                --           (125,000)
            Interest and other financing charges ...............          (557,000)          (690,000)
                                                                      ------------       ------------
         Total consolidated income before income taxes .........      $    802,000       $  1,783,000
                                                                      ============       ============

         SEGMENT CAPITAL EXPENSES
            Owned operations ...................................      $    381,000       $    718,000
            Management contracts ...............................            25,000            107,000
                                                                      ------------       ------------
                                                                           406,000            825,000

         Reconciling items
            Corporate assets ...................................             7,000             51,000
                                                                      ------------       ------------
         Total consolidated capital expenditures ...............      $    413,000       $    876,000
                                                                      ============       ============

                                                                    MARCH 31, 2003     DECEMBER 31, 2002
                                                                    --------------     -----------------
         Segment assets
            Owned operations ...................................      $ 58,182,000       $ 59,267,000
            Management contracts ...............................         5,100,000          5,140,000
                                                                      ------------       ------------
         Total segment assets ..................................        63,282,000         64,407,000

         Reconciling items
            Corporate assets ...................................         8,858,000          8,890,000
                                                                      ------------       ------------
         Total consolidated assets .............................      $ 72,140,000       $ 73,297,000
                                                                      ============       ============

NOTE 6.  ACCOUNTS RECEIVABLE

         The Company has experienced delays in the collection of receivables from its contracts in Puerto Rico. As of March 31, 2003, the Company had approximately $2,000,000 in outstanding receivables due from the Commonwealth of Puerto Rico, of which $1,100,000 was over 120 days past due. Reserves against outstanding Puerto Rico receivables were $1,100,000 as of March 31, 2003. As of May 9, 2003, the Company had collected approximately $0.4 million of the March 31, 2003 outstanding receivable balance, all of which related to receivables under 120 days past due. The Company and its advisors are in active discussions with the Government of Puerto Rico with respect to the payment of the outstanding receivables. The Company believes that it has fully performed its obligations under the Puerto

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Rico contracts and is entitled to receive payment of these receivables in full. Although the Company has been advised by its legal counsel that the net receivables due on the Puerto Rico contracts are collectable, there can be no assurances that future transactions or events will not result in the need for additional reserves for these accounts receivable. If the Company were to record additional reserves, it would adversely affect earnings in the period in which the reserves are recorded.

         The Government of Puerto Rico has informed the Company that, as a result of budgetary constraints, it will cancel various contracts with private sector providers. In connection therewith, the Company agreed with the Government of Puerto Rico to terminate its contract to provide educational services to juveniles in Puerto Rico effective August 14, 2002. On April 16, 2002, the Company and the Government of Puerto Rico agreed to the cancellation of the Company's contract to provide a 20-bed specialized mental health treatment program for youth referred by the Mental Health and Anti-Addiction Services Administration of Puerto Rico.

NOTE 7.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standard Board ("FASB") issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This Statement requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. This Statement is required to be adopted in fiscal years beginning after June 15, 2002. The Company did not have an impact to its results of operations from the adoption of this Statement.

         In April 2002, the FASB issued Statement No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTION. This Statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The provisions of this Statement are effective for the Company with the beginning of fiscal year 2003; however, early application of the Statement is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this Statement would be reclassified in most cases following adoption. The Company did not have an impact to its results of operations from adopting this Statement.

         In June 2002, the FASB issued Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company did not have an impact to its results of operations from adopting this Statement.

         In November 2002, the FASB issued Financial Interpretation (FIN) No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN No. 45 clarifies and expands on existing disclosure requirements for guarantees, including product warranties. FIN No. 45 also requires recognition of a liability at fair value of a company's obligations under certain guarantee contracts. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN No. 45 are applied only on a prospective basis to guarantees issued after December 31, 2002, irrespective of the guarantors' fiscal year-end. The Company did not have an impact to its results from operations from the adoption of this Statement.

         In December 2002, the FASB issued Statement No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE, an amendment of FASB Statement No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company did not have an impact to the results of operations from the adoption of this Statement.

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

NOTE 8.  ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma information below is based on provisions of Statement of Financial Accounting Standard ("FAS") No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation--Transition and Disclosure, issued in December 2002.

         The Company's options and warrants become fully vested upon a change in control of the Company. As a result of the Company's pending merger discussed in
Note 10, the proforma information shown below assumes the options and warrants will be fully amortized to compensation expense by June 30, 2003.


         (In thousands, except per share amounts)

                                                                 2003                2002
                                                             ------------         -----------

            Net earnings as reported .................       $    497,000         $ 1,569,000
            Compensation expense under FAS 123 .......          1,734,000             435,000
                                                             ------------         -----------
            Net earnings (loss) pro forma ............       $ (1,237,000)        $ 1,134,000
                                                             ============         ===========

         Net earnings (loss) per share - Basic
            As reported ..............................       $       0.05         $      0.17
            Pro forma ................................       $      (0.13)        $      0.12

         Net earnings (loss) per share - Diluted
            As reported ..............................       $       0.04         $      0.14
            Pro forma ................................       $      (0.11)        $      .010

NOTE 9.  INCOME TAXES

         During the quarter ended June 30, 2002, the Company reversed $7,390,000 of the valuation allowance placed on its deferred tax assets relating to temporary differences that will result in deductible amounts in future years and net operating loss carryforwards. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income within the carryforward period available under tax law. The Company has reversed a portion of the valuation allowance because, based on a current review of available objective and verifiable evidence, it is management's judgment that a portion of the tax benefits associated with the Company's deferred tax assets will more likely than not be realized. Such evidence includes updated expectations about sufficient future years' taxable income which reflect the continuing improvement in the Company's operating results.

         At March 31, 2003, the Company had federal net operating loss carryforwards totaling approximately $25,231,000, which expire in the years 2010 to 2018. The Company also has available

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

alternative minimum tax credit carryforwards of approximately $1,150,000 which may be carried forward indefinitely.

         The net deferred tax assets represent management's best estimate of the tax benefits that will more likely than not be realized in future years at each reporting date. However, there can be no assurance that the Company can generate taxable income to realize the net deferred tax assets. In addition, under the Tax Reform Act of 1986, certain future changes in ownership resulting from the sale of stock may limit the amount of net operating loss carryforwards that can be utilized on an annual basis. The Company has and continues to evaluate compliance relating to the utilization of the net operating loss carryforwards, and believes it has complied in all material respects. A failure to meet the requirements could result in a loss or limitation of the utilization of carryforwards, which could have a material adverse effect on the Company's financial position and results of operations in future periods.

         Deferred taxes as of March 31, 2003 and December 31, 2002 are summarized as follows:

                                                                             MARCH 31,        DECEMBER 31,
                                                                               2003                2002
                                                                           ------------       ------------
         Deferred tax liabilities:
            Book basis of intangible assets over tax basis ..........      $     41,000       $     41,000
            Prepaid maintenance .....................................           270,000            325,000
                                                                           ------------       ------------
                Total deferred tax liabilities ......................           311,000            366,000
                                                                           ------------       ------------
         Deferred tax assets:
            Allowance for doubtful accounts .........................           529,000            537,000
            General and professional liability insurance ............           878,000            833,000
            Accrued employee benefits ...............................           887,000            726,000
            Capital loss carryovers .................................           445,000            445,000
            Tax basis of fixed assets over book basis ...............           116,000            116,000
            Other accrued liabilities ...............................         1,119,000          1,182,000
            Net operating loss carryovers ...........................         8,579,000         11,014,000
            Alternative minimum tax credit carryovers ...............         1,150,000          1,150,000
                                                                           ------------       ------------
                Total deferred tax assets ...........................        13,703,000         16,003,000
         Valuation allowance for deferred tax assets ................        (7,257,000)        (9,230,000)
                                                                           ------------       ------------
                Deferred tax assets, net of valuation allowance .....         6,446,000          6,773,000
                                                                           ------------       ------------
                Net deferred tax assets .............................      $  6,135,000       $  6,407,000
                                                                           ============       ============

NOTE 10. SUBSEQUENT EVENT

         On April 8, 2003, the Company entered into an agreement and plan of merger (the "Agreement") with Psychiatric Solutions, Inc. ("PSI"). Under the terms of the Agreement, PSI will pay in cash $5.00 per share of outstanding common stock, and assume the Company's outstanding debt. The transaction is subject to customary closing conditions including receipt of regulatory approvals as well as approval by the Company's stockholders. PSI is in the process of arranging financing for the transaction. The merger is scheduled for completion by early July 2003.

         On May 1, 2003, Mr. Aaron Beam, Jr. resigned from his position as a member of the Company's Board of Directors and as a member of the Compensation, Audit and Independent Directors Committees of the Board of Directors. In addition, on May 1, 2003, Mr. Beam agreed to the cancellation of options to purchase 13,334 shares of Ramsay Common Stock in exchange for a payment of $40,000.

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

         On April 8, 2003, the Company entered into an agreement and plan of merger (the "Agreement") with Psychiatric Solutions, Inc. ("PSI"). Under the terms of the Agreement, PSI will pay in cash $5.00 per share of outstanding common stock, and assume the Company's outstanding debt. The transaction is subject to customary closing conditions including receipt of regulatory approvals as well as approval by the Company's stockholders. PSI is in the process of arranging financing for the transaction. The merger is scheduled for completion in early July 2003.

         In connection with the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, Ramsay Youth Services, Inc. ("Ramsay" or the "Company") notes that this report contains forward-looking statements about the Company. The Company is hereby setting forth cautionary statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statements or information made by or on behalf of or concerning the Company. Some of the most significant factors include (i) accelerating changes occurring in the behavioral healthcare and at-risk youth industry, including competition from consolidating and integrated provider systems and limitations on reimbursement rates, (ii) federal and state governmental budgetary constraints which could have the effect of limiting the amount of funds available to support governmental programs,
(iii) statutory, regulatory and administrative changes or interpretations of existing statutory and regulatory provisions affecting the conduct of the Company's business and affecting current and prior reimbursement for the Company's services, (iv) fluctuations in the numbers of patients receiving treatment in our health care treatment programs and (v) failure to complete the merger with PSI as contemplated in the Agreement. There can be no assurance that any anticipated future results will be achieved. As a result of the factors identified above, and including any other factors, the Company's actual results or financial condition could vary significantly from the performance or expectation set forth in any forward-looking statements or information.

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

                              RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002

OWNED OPERATIONS SEGMENT

         The following table states for the periods indicated the results of our owned operations in dollar and percentage of revenue terms (dollars in thousands):

                                                                  QUARTER ENDED MARCH 31,
                                                       ---------------------------------------------
                                                                2003                    2002
                                                       --------------------     --------------------
         Revenues ...............................      $29,117        100.0%    $28,925        100.0%

         Expenses:
            Salaries, wages and benefits ........       17,112         58.8%     16,931         58.5%
            Other operating expenses ............        8,362         28.7%      7,609         26.3%
            Provision for doubtful accounts .....          394          1.3%        512          1.8%
            Depreciation and amortization .......          583          2.0%        565          2.0%
                                                       -------        -----     -------        -----
              Total operating expenses ..........       26,451         90.8%     25,617         88.6%
                                                       -------        -----     -------        -----
         Income from operations .................      $ 2,666          9.2%    $ 3,308         11.4%
                                                       =======        =====     =======        =====

REVENUES

         Revenues increased by 0.7%, or $0.2 million, to $29.1 million in 2003 compared to $28.9 million in 2002. The increase in revenues during the period is primarily a result of an increase of 5.1% in resident days (from 85,881 days in 2002 to 90,247 days in 2003), resulting in an increase in revenues of $0.7 million and the opening of the Company's facility in Macon, Georgia in February 2003 which generated $0.3 million in revenues during the quarter ended March 31, 2003. The aforementioned increases were partially offset by the closure of a 20-bed facility in Puerto Rico, which decreased revenues by $0.5 million and the closure of two group homes in South Carolina , which decreased revenues by $0.3 million.

SALARIES, WAGES AND BENEFITS

         Salaries, wages and benefits were $17.1 million, or 58.8% of revenues in 2003, compared to $16.9 million, or 58.5% in 2002. Salaries, wages and benefits increased as a percentage of revenues primarily as a result of start up expenses associated with the Company's new facility in Macon, Georgia.

OTHER OPERATING EXPENSES

         Other operating expenses were $8.4 million, or 28.7% of revenues in 2003, compared to $7.6 million, or 26.3% of revenues in 2002. The increase as a percentage of revenues was primarily a result of start up expenses associated with the Company's new facility in Macon, Georgia.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

PROVISION FOR DOUBTFUL ACCOUNTS

         The provision for doubtful accounts was $0.4 million, or 1.3% of revenues in 2003, compared to $0.5 million, or 1.8% of revenues in 2002. Provision for doubtful accounts did not fluctuate significantly as a percentage of revenue when compared with the same period in the prior year.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization was $0.6 million, or 2.0% of revenues in 2003, compared to $0.6 million, or 2.0% of revenues in 2002. Depreciation and amortization did not fluctuate as a percentage of revenue when compared to the same period in the prior year.

MANAGEMENT CONTRACT SEGMENT

         The following table states for the periods indicated the results of our management contract operations in dollar and percentage of revenue terms (dollars in thousands):

                                                                    QUARTER ENDED MARCH 31,
                                                       ---------------------------------------------
                                                               2003                     2002
                                                       --------------------     --------------------
         Revenues ...............................      $ 7,410        100.0%    $ 6,906        100.0%

         Expenses:
            Salaries, wages and benefits ........        5,217         70.4%      4,664         67.5%
            Other operating expenses ............        1,612         21.8%      1,417         20.5%
            Provision for doubtful accounts .....            8          0.1%        208          3.0%
            Depreciation and amortization .......           44          0.6%         32          0.5%
                                                       -------         ----     -------         ----
              Total operating expenses ..........        6,881         92.9%      6,321         91.5%
                                                       -------         ----     -------         ----
         Income from operations .................      $   529          7.1%    $   585          8.5%
                                                       =======         ====     =======         ====

REVENUES

         Revenues increased by 7.3% or $0.5 million, to $7.4 million in 2003 compared to $6.9 million in 2002. The increase in revenue is attributed to (i) a new contract awarded to the Company in Georgia which generated $0.7 million and
(ii) the full period effect of a Florida contract started in February 2002, increasing revenues by $0.4 million. The aforementioned revenue increases were offset by the cancellation of a Puerto Rico contract which decreased revenues by $0.6 million for the period.

SALARIES, WAGES AND BENEFITS

         Salaries, wages and benefits were $5.2 million, or 70.4% of revenues in 2003, compared to $4.7 million, or 67.5% in 2002. The increase as a percentage of revenues was primarily attributable to training and related expenses associated with a new Georgia contract, combined with the termination of the Puerto Rico contract in August 2002 which had a lower than segment-average salary cost as a percentage of revenues.

OTHER OPERATING EXPENSES

         Other operating expenses were $1.6 million, or 21.8% of revenues in 2003, compared to $1.4 million, or 20.5% of revenues in 2002. Other operating expenses increased as a percentage of revenues due to start up expenses associated with a new Georgia contract.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

PROVISION FOR DOUBTFUL ACCOUNTS

         Fluctuations in the provision for doubtful accounts relate primarily to the Company's management contracts in Puerto Rico. Due to the termination of its Puerto Rico contracts, the Company did not increase its provision for doubtful accounts in its Puerto Rico market during the quarter ended March 31, 2003.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization was $0.04 million, or 0.6% of revenues in 2003, compared to $0.03 million, or 0.5% of revenues in 2002. Depreciation and amortization did not fluctuate significantly as a percentage of revenue when compared to the same period in the prior year.

CORPORATE AND OTHER

         The following table states for the periods indicated total revenues and corporate office expenses in dollar and percentage of revenue terms (dollars in thousands):

                                                                   QUARTER ENDED MARCH 31,
                                                       ----------------------------------------------
                                                                 2003                    2002
                                                       ---------------------    ---------------------
         Revenues:
            Owned operations ....................      $29,117                  $28,925
            Management contracts ................        7,410                    6,906
                                                       -------                  -------
              Total revenues ....................      $36,527        100.0%    $35,831        100.0%

         Expenses:
            Salaries, wages and benefits ........        1,242          3.4%        601          1.7%
            Other operating expenses ............          580          1.6%        666          1.9%
            Depreciation and amortization .......           14          0.0%         28          0.1%
            Interest and other financing charges           557          1.5%        690          1.9%
            Asset impairment charges ............           --          0.0%        125          0.3%
            Provision for income taxes ..........          305          0.8%        214          0.6%

SALARIES, WAGES AND BENEFITS

         Corporate salaries, wages and benefits were $1.2 million, or 3.4% of revenues in 2003, compared to $0.6 million, or 1.7% in 2002. The increase in salaries, wages and benefits as a percentage of revenues is primarily attributable to a $0.3 million charge for the amendment to an employment contract for one of the Company's executives associated with the previously mentioned agreement and plan of merger with Psychiatric Solutions, Inc.

OTHER OPERATING EXPENSES

         Other operating expenses were $0.6 million, or 1.6% of revenues in 2003, compared to $0.7 million, or 1.9% of revenues in 2002. The decrease as a percentage of revenues is primarily attributable to the aforementioned increase in revenues and a reduction in various corporate office expenses.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization was $0.01 million, or 0.03% of revenues in 2003, compared to $0.03 million, or 0.1% of revenues in 2002. Depreciation and amortization did not materially fluctuate as a percentage of revenue when compared to the same period in the prior year.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

INTEREST AND OTHER FINANCING CHARGES

         Interest and other financing charges was $0.6 million, or 1.5% of total consolidated revenues in 2003, compared to $0.7 million, or 1.9% of total consolidated revenues in 2002. The decrease in interest and other financing charges is primarily attributable to a decrease in the Company's average outstanding borrowings and a decrease in interest rates on the Company's Senior Credit Facility between periods.

PROVISION FOR INCOME TAXES

         The increase in the provision for income taxes is due to the increase in the Company's effective tax rate from 12% to 38%. During the quarter ended June 30, 2002, the Company reversed $7.4 million of the valuation allowance placed on its deferred tax assets relating to temporary differences that will result in deductible amounts in future years and net operating loss carryforwards. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income within the carryforward period available under tax law. The Company has reversed a portion of the valuation allowance because, based on a current review of available objective and verifiable evidence, it is management's judgment that a portion of the tax benefits associated with the Company's deferred tax assets will more likely than not be realized. Such evidence includes updated expectations about sufficient future years' taxable income which reflect the continuing improvement in the Company's operating results.

         The Company has available federal net operating loss carryforwards totaling approximately $25.2 million, which expire in the years 2010 to 2018. The Company also has available alternative minimum tax credit carryforwards of approximately $1.2 million which may be carried forward indefinitely.

         The net deferred tax assets represents management's best estimate of the tax benefits that will more likely than not be realized in future years at each reporting date. However, there can be no assurance that the Company can generate taxable income to realize the net deferred tax assets. In addition, under the Tax Reform Act of 1986, certain future changes in ownership resulting from the sale of stock may limit the amount of net operating loss carryforwards that can be utilized on an annual basis. The Company has and continues to evaluate compliance relating to the utilization of the net operating loss carryforwards, and believes it has complied in all material respects. A failure to meet the requirements could result in a loss or limitation of the utilization of carryforwards, which could have a material adverse effect on the Company's financial position and results of operations in future periods.

                           NEW ACCOUNTING REQUIREMENTS

         In July 2001, the Financial Accounting Standard Board ("FASB") issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This Statement requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. This Statement is required to be adopted in fiscal years beginning after June 15, 2002. The Company did not have an impact to its results of operations from the adoption of this Statement.

         In April 2002, the FASB issued Statement No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTION. This Statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The provisions of this Statement are effective for the Company with the beginning of fiscal year 2003; however, early application of the Statement is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this Statement would be reclassified in most cases following adoption. The Company did not have an impact to its results of operations from adopting this Statement.

         In June 2002, the FASB issued Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company did not have an impact to its results of operations from adopting this Statement.

         In November 2002, the FASB issued Financial Interpretation (FIN) No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN No. 45 clarifies and expands on existing disclosure requirements for guarantees, including product warranties. FIN No. 45 also requires recognition of a liability at fair value of a company's obligations under certain guarantee contracts. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN No. 45 are applied only on a prospective basis to guarantees issued after December 31, 2002, irrespective of the guarantors' fiscal year-end. The Company did not have an impact to its results from operations from the adoption of this Statement.

         In December 2002, the FASB issued Statement No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE, an amendment of FASB Statement No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company did not have an impact to the results of operations from the adoption of this Statement.

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

         At March 31, 2003 and December 31, 2002, the Company had $10.6 million and $10.3 million, respectively, in working capital including $0.3 million and $0.8 million, respectively, in cash and cash

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

equivalents. Working capital as of March 31, 2003 consisted primarily of $0.3 million in cash and cash equivalents, $21.1 million in accounts receivable and $7.0 million in other current assets, net of $17.8 million in current liabilities. The increase in working capital between periods is primarily a result of a decrease in current liabilities attributable to month-end timing differences in the payment of certain liabilities.

         Cash used in investing activities was $0.2 million for the quarter ended March 31, 2003 as compared to cash used in investing activities of $0.7 million during the quarter ended March 31, 2002. The decrease in investing activities was primarily attributable to $0.4 million used in expenditures for property and equipment, offset by approximately $0.2 million in proceeds from the sale of certain assets and cash held in trust. Cash used in investing activities during 2002 was primarily attributable to $0.9 million used in expenditures for property and equipment, offset by approximately $0.2 million in proceeds from the sale of certain assets.

         Net cash used in financing activities was $0.9 million for the quarter ended March 31, 2003 as compared to cash provided by financing activities of $1.6 million during the quarter ended March 31, 2002. Cash used in financing activities in 2003 and 2002 related primarily to repayments of borrowings under the Company's term loan offset by proceeds from borrowing under the revolving credit facility.

         The Company has experienced delays in the collection of receivables from its contracts in Puerto Rico. As of March 31, 2003, the Company had approximately $2.0 million in outstanding receivables due from the Commonwealth of Puerto Rico, of which $1.1 million was over 120 days past due. Reserves against outstanding Puerto Rico receivables were $1.1 million as of March 31, 2003. As of May 9, 2003, the Company had collected approximately $0.4 million of the March 31, 2003 outstanding receivable balance, all of which related to receivables under 120 days past due. The Company and its advisors are in active discussions with the Government of Puerto Rico with respect to the payment of the outstanding receivables. The Company believes that it has fully performed its obligations under the Puerto Rico contracts and is entitled to receive payment of these receivables in full. Although the Company has been advised by its legal counsel that the net receivables due on the Puerto Rico contracts are collectable, there can be no assurances that future transactions or events will not result in the need for additional reserves for these accounts receivable. If the Company were to record additional reserves, it would adversely affect earnings in the period in which the reserves are recorded.

         The Government of Puerto Rico has informed the Company that, as a result of budgetary constraints, it will cancel various contracts with private sector providers. In connection therewith, the Company agreed with the Government of Puerto Rico to terminate its contract to provide educational services to juveniles in Puerto Rico effective August 14, 2002. On April 16, 2002, the Company and the Government of Puerto Rico agreed to the cancellation of the Company's contract to provide a 20-bed specialized mental health treatment program for youth referred by the Mental Health and Anti-Addiction Services Administration of Puerto Rico.

         The Company's amended senior credit facility (the "Senior Credit Facility") consists of a term loan (the "Term Loan") payable in monthly installments ranging from $83,000 to $302,000 with a final installment of $3,600,000 due on October 29, 2004 and a revolving credit facility (the "Revolver") for an amount up to the lesser of $15,000,000 or the borrowing base of the Company's receivables (as defined in the agreement). As of March 31, 2003, the availability under the Revolver was approximately $10.2 million.

         Management of the Company believes that it can meet its current cash requirements and future identifiable needs with internally generated funds from operations and funds available under its Senior Credit Facility. However, if the Company should need to obtain liquidity through other sources of debt or equity, the following factors, in addition to the risk factors discussed in the Company's Form 10-K for December 31, 2002, should be considered:

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is party to certain claims, suits and complaints, whether arising from the acts or omissions of its employees, providers or others, which arise in the ordinary course of business. The Company has established reserves at March 31, 2003 for the estimated amounts, which might be recovered from the Company as a result of all outstanding legal proceedings. In the opinion of management, the ultimate resolution of these pending legal proceedings is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

                  RAMSAY YOUTH SERVICES, INC. AND SUBSIDIARIES

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The Exhibits required to be filed as part of this Quarterly Report on Form 10-Q are as follows:

                  Exhibit 10.1      Third Amendment to Employment Agreement dated April 18, 2003 by and between the Company and Bert Cibran.....................................

                  Exhibit 11        Computation of Net Income Per Share.........................................

                  Exhibit 99.1      Chief Executive Officer Certification Pursuant to 18 U.S.C. Section
                                    1350........................................................................

                  Exhibit 99.2      Chief Financial Officer Certification Pursuant to 18 U.S.C. Section
                                    1350........................................................................

         (b)      Current Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K dated March 21, 2003 reporting its earnings for the fourth quarter and full year ended December 31, 2002.

                  The Company filed a Current Report on Form 8-K dated April 9, 2003 reporting the signing of a definitive merger agreement with Psychiatric Solutions, Inc.

                  The Company filed a Current Report on Form 8-K dated May 14, 2003 reporting its earnings for the first quarter ending March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereupon duly authorized.

                                             RAMSAY YOUTH SERVICES, INC.
                                             Registrant



                                             /s/ Marcio C. Cabrera
                                             -----------------------------------
                                             Marcio C. Cabrera
                                             Executive Vice President and
                                             Chief Financial Officer

Date:  May 14, 2003

                                  CERTIFICATION

I, Luis E. Lamela, Chief Executive Officer of Ramsay Youth Services, Inc. (the "Company"), certify that:

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

4. The Company's Chief Financial Officer and I are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's Chief Financial Officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and to the audit committee of the Company's board of directors:

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's Chief Financial Officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003                         By: /s/ Luis E. Lamela
                                               -------------------------------
                                               Chief Executive Officer

                                  CERTIFICATION

I, Marcio C. Cabrera, Chief Financial Officer of Ramsay Youth Services, Inc. (the "Company"), certify that:

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

4. The Company's Chief Executive Officer and I are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's Chief Executive Officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and to the audit committee of the Company's board of directors:

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's Chief Executive Officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003                      By: /s/ Marcio C. Cabrera
                                            ------------------------------------
                                            Chief Financial Officer